Form 10QSB
period 1997-06-30
ANNAPOLIS NATIONAL BANCORP INC
filed 1997-09-19
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997    Commission File Number  0-22961
                               -------------                           --------



                        ANNAPOLIS NATIONAL BANCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Maryland                                52-1648903
-------------------------------        ------------------------------------
(State or other Jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        180 Admiral Cochrane Drive, Suite 300, Annapolis, Maryland 21401
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 224-4455
                ------------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)     YES     X                           NO
                             ----------                         -------
                  (2)     YES                                 NO     X
                             ----------                         -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At August 8, 1997, the Registrant had 1,478,972 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format

         YES                       NO     X
            -------------            ------------

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                            PAGE
------------------------------                                                            ----
         Item 1 - Financial Statements......................................................1
                  Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996.....1
                  Consolidated Income Statements for the Three Months Ended
                  June 30, 1997 and 1996 and for the Six Months Ended
                  June 30, 1997 and 1996....................................................2
                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 1997 and 1996....................................................3
                  Consolidated Statement of Changes in Stockholders' Equity.................5

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................................6

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings........................................................10

         Item 2 - Changes in Securities....................................................10

         Item 3 - Defaults Upon Senior Securities..........................................10

         Item 4 - Submission of Matters to a Vote of Security Holders......................10

         Item 5 - Other Information........................................................10

         Item 6 - Exhibits and Reports on Form 8-K.........................................10

SIGNATURES.................................................................................11

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                                 (In thousands)

                                                                     (UNAUDITED)                  (AUDITED)
                                                                       JUNE 30,                 DECEMBER 31,
                                                                         1997                       1996
                                                                 --------------------        -------------------
ASSETS
    Cash and due from banks....................................        $  4,088                   $  6,084
    Federal funds sold.........................................           6,848                      4,379
    Securities purchased under agreement to resell.............           7,805                      4,750
    Federal Reserve Bank stock, at cost........................             194                        194
    Investment securities available-for-sale...................          11,206                     11,140
    Investment securities held-to-maturity.....................           3,919                      1,993
    Loans, less allowance for credit losses....................          74,138                     68,800
    Premises and equipment ....................................           1,247                      1,335
    Core deposits and other intangible assets
       acquired ...............................................             259                        788
    Accrued interest receivable................................             524                        437
    Deferred income taxes......................................             978                         --
    Other real estate owned....................................              52                        140
    Other assets...............................................             195                        187
                                                                      ---------                  ---------

          Total assets.........................................        $111,453                   $100,227
                                                                      =========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Deposits
    Noninterest-bearing........................................        $ 11,378                   $ 10,052
    Interest-bearing...........................................          84,341                     77,054
                                                                      ---------                  ---------
                                                                         95,719                     87,106
    Securities sold under agreements to
       repurchase .............................................           8,021                      6,345
    Accrued interest and other liabilities.....................             526                        302
    Note and accrued interest payable to stockholder ..........           1,043                      1,003
                                                                      ---------                  ---------

          Total liabilities....................................        $105,309                   $ 94,756
                                                                      ---------                  ---------

    Stockholders' equity
       Preferred stock - $.01 par value........................        $     --                   $     --
       Common stock - $.01 par value...........................              15                         15
       Capital surplus.........................................           8,634                      8,634
       Accumulated deficit.....................................          (2,505)                    (3,162)
       Unrealized losses on investments in available
          For sale securities .................................              --                        (16)
                                                                      ---------                  ---------

          Total stockholders' equity...........................        $  6,144                   $  5,471
                                                                      ---------                  ---------

          Total liabilities and stockholders' equity...........        $111,453                   $100,227
                                                                      =========                  =========

                ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
             AND THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

                          (Unaudited and in thousands)

                                                                  FOR THE THREE MONTHS                     FOR THE SIX
                                                                          ENDED                            MONTHS ENDED
                                                                        JUNE 30,                             JUNE 30,
                                                             -------------------------------------------------------------------
                                                                 1997               1996              1997             1996
                                                             -------------      ------------      ------------     -------------
INTEREST INCOME:
    Loans..............................................         $1,886            $1,536            $3,602            $3,075
    Investment securities..............................            188               285               338               522
    Federal funds sold and securities purchased........            186               120               307               291
                                                                ------            ------            ------            ------
       Total interest income...........................          2,260             1,941             4,247             3,888

INTEREST EXPENSE:
    Interest bearing deposits..........................            813               772             1,494             1,555
    Securities sold under agreements to repurchase.....             60                56               114               109
    Interest on notes payable..........................             20                20                39                39
                                                                ------            ------            ------            ------
       Total interest expense..........................            893               848             1,647             1,703
                                                                ------            ------            ------            ------
       Net interest income.............................          1,367             1,093             2,600             2,185
    Provision for credit losses........................             82                65               319               115
                                                                ------            ------            ------            ------
       Net interest income after provision
          for credit losses............................          1,285             1,028             2,281             2,070
OTHER INCOME:
    Service charges and fees...........................            124                86               218               165
    Mortgage banking fees..............................             23                12                41                16
    Other fee income...................................             57                54               110                96
                                                                ------            ------            ------            ------
                                                                   204               152               369               277
OPERATING EXPENSES:
    Personnel..........................................            544               524             1,060             1,081
    Occupancy and equipment............................            142               142               288               260
    Restructuring......................................             --                --               830                --
    Other operating expenses...........................            366               352               735               693
    Amortization of intangible assets
      acquired.........................................             22                36                58                72
                                                                ------            ------            ------            ------
                                                                 1,074             1,054             2,971             2,106
    INCOME (LOSS) BEFORE INCOME TAXES..................            415               126              (321)              241
INCOME TAX (EXPENSE) BENEFIT...........................           (141)               --               978                --
                                                                ------            ------            ------            ------
    NET INCOME.........................................        $   274            $  126           $   657           $   241
                                                               =======            ======           =======           =======

Earnings per common share..............................          $0.19             $0.09             $0.44             $0.16
                                                                 =====             =====             =====             =====

                ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

                          (Unaudited and in thousands)

                                                                                         FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                  --------------------------------------
                                                                                        1997                  1996
                                                                                  -----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income...................................................................         $   657              $   241

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES

    Deferred income taxes....................................................            (978)                  --
    Write-off of intangibles.................................................             471                   --
    Depreciation and amortization of furniture, equipment,
      and leasehold improvements.............................................              99                   89
    Amortization of intangible assets acquired...............................              57                   72
    Decrease (increase) in accrued interest receivable.......................             (87)                  26
    Accrued interest on note to stockholder..................................              39                   39
    Provision for credit losses..............................................             319                  115
    Other....................................................................             320                 (199)
                                                                                      -------              -------
       Net cash provided by operating activities.............................         $   897              $   383
                                                                                      -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES

    Net increase in loans....................................................        ($ 5,654)             ($6,137)
    Investment in securities - held-to-maturity..............................          (1,899)                  --
    Investment in securities - available-for-sale............................         (10,093)              (2,725)
    Proceeds from redemption of securities
      and principal repayments...............................................          10,000                   --
    Net decrease (increase) in federal funds sold............................          (2,469)                 514
    Net decrease (increase) in securities purchased
      under agreement to resell..............................................          (3,055)               5,250
    Purchase of furniture, equipment, and leasehold improvements.............             (13)                (337)
                                                                                     --------             --------
       Net cash used in investing activities.................................        ($13,183)             ($3,435)
                                                                                     --------             --------

                                                                     (Continued)

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                       --------------------------------------
                                                             1997                  1996
                                                       -----------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits...............         $ 8,614               $  604
Net increase (decrease) in securities sold
 under agreements to repurchase...................           1,676                2,621
                                                          --------               ------
    Net cash provided by financing activities.....         $10,290               $3,225
                                                          --------               ------

Net increase (decrease) in cash...................          (1,996)                 173

Cash, beginning of period.........................           6,084                4,993
                                                          --------               ------
Cash, end of period...............................         $ 4,088               $5,166
                                                          ========               ======

                ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                    THE SIX MONTH PERIOD ENDED JUNE 30, 1997

                             (Dollars in thousands)


                                                                                                          UNREALIZED
                                                           COMMON STOCK                                    LOSS ON
                                           ------------------------------------------    ACCUMULATED      INVESTMENT
                                              SHARES        PAR VALUE      SURPLUS         DEFICIT        SECURITIES       TOTAL
                                           -------------   -----------   ------------   -------------    -------------   ---------
BALANCE, DECEMBER 31, 1996.................    1,478,972        $ 15         $8,634       $(3,162)           $ (16)        $5,471

Net income.................................           --          --             --           657               --            657

Changes in unrealized loss.................           --          --             --            --               16             16

BALANCE, JUNE 30, 1997 (UNAUDITED).........    1,478,972        $ 15         $8,634       $(2,505)           $   0         $6,144
                                               ---------        ----         ------      ---------           -----         ------

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND DECEMBER 31, 1996.

         Total assets at June 30, 1997 were $111.5 million an increase of $11.3 million or 11.27% from total assets at December 31, 1996 of $100.2 million. The increase was primarily due to an increase in federal funds sold and securities purchased under agreements to resell of $5.5 million or 5.48%, net loan growth of $5.3 million or 5.29% of total assets, and investment securities of $2.0 million or 2.0%.

         Net loans receivable at June 30, 1997 were $74.1 million, an increase of $5.3 million or 7.7% from net loans receivable of $68.8 million at December 31, 1996. The increase was due to a $2.0 million or 2.9% increase in commercial loans and $4.0 million or 5.8% increase in loans secured by real estate.

         The allowance for loan losses increased $316,000 or 41.31% to $1.1 million at June 30, 1997 from $765,000 at December 31, 1996. The increase in the allowance for loan losses was due primarily to additional reserves on specific commercial loans that management has identified and believes may become non-performing. Management makes periodic provisions to the allowance for loan losses to maintain the allowance at an acceptable level commensurate with management's assessment of the credit risk inherent in the loan portfolio.

         At March 31, 1997, 59.46% of the Company's non-performing assets were represented by three individual borrowers. Since that date two of these non-performing assets have been resolved and the third is in the process of resolution. The guaranteed portion of two loans were repaid by the SBA resulting in no additional losses to the Bank. The third loan was placed on accrual status and the real estate collateralizing the loan is under a contract of sale which is expected to result in the repayment of the loan in full by the end of the third quarter of 1997. Additionally, the Company is currently receiving interest payments on the loan.

         Intangible assets decreased $529,000 or 67.13% due to management's analysis of the intangible assets related to the June 1990 acquisition of Gibraltar and amortization of $58,000.

         Deferred income taxes increased $978,000 from zero as a result of the Company recording the tax effect of net operating loss carryforwards and other deferred tax assets. The Company recorded a federal tax expense of $141,000 for the quarter ended June 30, 1997, an effective federal tax rate of 34%, which reduced deferred income taxes from $1.1 million at March 31, 1997 to $978,000 at June 30, 1997.

         Deposits of $95.6 million at June 30, 1997 represent an $8.6 million or 9.89% increase from December 31, 1996 deposits of $87.1 million. The increase was due in part to a $13.1 million or 14.94% increase in certificates of deposit and a $1.3 million or 1.29% increase in demand deposit accounts, offset by a decrease of $4.7 million or 5.40% in NOW accounts and a $1.2 million or 1.38% decrease in savings accounts.

         Stockholders' equity increased $674,000 during the first six months of 1997 as a result of an increase in net retained earnings of $658,000 and a decrease of $16,000 in the unrealized loss on investments in available for sale securities.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

         General. Net income for the six months ended June 30, 1997 totaled $658,000 or $0.44 per share as compared to $241,000 or $0.16 per share for the six months ended June 30, 1996. The increase in net income can be attributed mainly to a one time recognition of a deferred tax adjustment in the amount of $1.1 million at March 31, 1997 as a result of the Company recording the tax effect of net operating loss carryforwards and other deferred tax assets. The increase was partially offset by accrued federal income taxes of $141,000 and a $830,000 one time restructuring expense resulting from the revised business strategy. At June 30, 1997, the net interest margin increased to 5.55% from 4.91% at June 30, 1996. The increase in the net interest margin was the result of an increase in the average balances of loans receivable offset by a decrease in the average balance of investment securities.

         Net interest income. Net interest income increased $415,000 or 19.0% for the six months ended June 30, 1997 to $2.6 million from $2.2 million for the six months ended June 30, 1996, due primarily to an increase in interest income of $360,000 and a decrease in interest expense of $56,000.

         The increase in interest income was derived primarily from interest on loans receivable which increased $527,000 or 17.14% from $3.1 million for the six months ended June 30, 1996 to $3.6 million for the six months ended June 30, 1997. This increase was due primarily to an increase in the average balance of loans receivable from $58.6 million at June 30, 1996 to $70.7 million at June 30, 1997 offset by a decrease of $183,000 or 35.12% in interest on investment securities as a result of a decrease in the average balance of $7.9 million or 39.70% from $19.9 million at June 30, 1996 to $12.0 million at June 30, 1997.

         Interest expense decreased $56,000 or 3.29% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, due primarily to a decrease in the average cost of deposits from 4.22% at June 30, 1996 to 3.97% at June 30, 1997.

         Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 1997 and 1996 totalled $319,000 and $115,000 respectively. The increase in the provision for loan losses at June 30, 1997 was primarily attributable to $216,000 in additional specific reserves. The specific reserves were primarily related to certain commercial loans that management believes may become non-performing.

         Other Income. Other income, which is comprised primarily of fees and charges on deposit accounts, increased $92,000 or 33.21% to $369,000 at June 30, 1997 from $277,000 at June 30, 1996. The increase in other income was primarily due to an increase in fees and charges on deposit accounts of $52,000 and mortgage banking fees of $25,000.

         Operating Expense. Operating expense increased $865,000 or 41.07% for the six months ended June 30, 1997 from $2.1 million for the six months ended June 30, 1996 to $2.9 million for the six months ended June 30, 1997. The increase in operating expense was due to a one time restructuring expense of $830,000 for the six months ended June 30, 1997 resulting from the implementation of a revised business strategy by the Board of Directors and senior management beginning in February 1997. The increase includes $471,000 of expense written off in relation to the intangible assets acquired in the June 1990 acquisition of Gibraltar, severance payments and benefits of $136,000, branch consolidation expense of $119,000, $50,000 related to the termination of a planned de novo bank organization in accordance with Mr. Marhefka's employment agreement, and various other expenses of $54,000. The goodwill portion of the intangible asset, representing $296,701 or 62.79% of the amount written off at March 31, 1997, was deemed impaired at March 31, 1997 and related to key former employees and management of Gibraltar whose employment with the Company ended during the quarter ended March 31, 1997. The amortization of the goodwill paralleled the expected service life of these employees and management personnel. Data processing expense increased $61,000 or 32.80% for the six months ended June 30, 1997 from $186,000 for the six months ended June 30, 1996 to $247,000 for the six months ended June 30, 1997, due to an increase in the volume of transaction accounts.

         Income Tax Expense. The Company had approximately $2.4 million of net operating loss carryforwards at June 30, 1997. As a result, the Company recorded a net income tax benefit for the six month period ended June 30, 1997 of $978,000. The Company's federal tax rate is approximately 34%.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
1996.

         General. Net income for the three months ended June 30, 1997 totaled $274,000 or $0.19 per share as compared to $126,000 or $0.09 per share for the three months ended June 30, 1996. The increase in net income can be attributed mainly to an increase in the net interest margin which increased to 5.55% at June 30, 1997 from 4.80% at June 30, 1996. The increase in the net interest margin was the result of an increase in the net interest income due to an increase in average balances of loans receivable offset by a decrease in the average balance of investment securities. In addition, other income increased by $52,000 and income tax expense of $141,000 was recorded.

         Net interest income. Net interest income increased $275,000 or 25.18% for the three months ended June 30, 1997 to $1.4 million from $1.1 million for the three months ended June 30, 1996, due primarily to an increase in interest income of $319,000, offset by an increase in interest expense of $44,000.

         The increase in interest income was derived primarily from interest on loans receivable which increased $350,000 or 22.79% from $1.5 million for the three months ended June 30, 1996 to $1.9 million for the three months ended June 30, 1997. This increase was due primarily to an increase in the average balance of loans receivable from $60.2 million for the three months ended June 30, 1996 to $71.9 million for the three months ended June 30, 1997. In the three month period ended June 30, 1997, the Bank recognized $47,000 of interest income on a commercial real estate loan that was previously a non-accrual loan. At June 30, 1997 the loan was less than 90 days past due. This loan is currently under a contract of sale and is expected to settle by the end of the third quarter of 1997. The increase in interest income was offset by a decrease of $97,000 or 34.04% in interest on investment securities as a result of a decrease in the average balance of $8.8 million or 40.74% from $21.6 million for the three months ended June 30, 1996 to $12.8 million for the three months ended June 30, 1997.

         Interest expense increased $44,000 or 5.18% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, due primarily to an increase in the average volume of deposits from $82.6 million for the three months ended June 30, 1996 to $87.6 million for the three months ended June 30, 1997.

         Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 1997 and 1996 totalled $82,000 and $65,000 respectively. The increase in the provision for loan losses at June 30, 1997 was attributable to an increase in the outstanding balance of the loan portfolio and management's assessment of the credit risk inherent in the loan portfolio.

         Other Income. Other income increased $52,000 or 34.21% to $204,000 for the three months ended June 30, 1997 from $152,000 for the three months ended June 30, 1996. The increase in other income was primarily due to an increase of fees and charges on deposit accounts of $38,000 and mortgage banking fees of $12,000.

         Operating Expense. Operating expense increased $21,000 or 1.99% for the three months ended June 30, 1997. The increase in operating expenses was primarily due to a $20,000 increase in compensation and related expenses and a $36,000 increase in data processing expense due to an increase in the volume of transaction accounts offset by a $14,000 decrease in amortization of intangible asset expense and other expense of $17,000. The decrease in amortization expense relates to the analysis conducted by management in the first quarter of 1997 and the resulting decrease in the intangible assets acquired in the June 1990 acquisition of Gibraltar.

         Income Tax Expense. The Company has approximately $2.4 million of net operating loss carryforwards at June 30, 1997. The Company recorded income tax expense for the three month period ended June 30, 1997 of $141,000 based on a federal tax rate of 34% which reduced the deferred tax asset established at March 31, 1997 to $978,000.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings of a material nature at this time other than those occurring in the ordinary course of business which in the aggregate involves amounts which are believed by management to be immaterial to the financial condition of the Company.

ITEM 2 - CHANGES IN SECURITIES

                  None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5 - OTHER INFORMATION

                  None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Certificate of Incorporation of Annapolis National Bancorp, Inc.*

                  3.2  Bylaws of Annapolis National Bancorp, Inc.*

                  11   Statement re: Computation of Per Share Earnings

                  27   Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

         *Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on June 23, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ANNAPOLIS NATIONAL BANCORP, INC.
                                            (Registrant)

Date: 9/19/97                               /s/ John W. Marhefka, Jr.
     ______________                         _________________________________
                                            John W. Marhefka, Jr.
                                            Chief Executive Officer

Date: 9/19/97                               /s/ Russell J. Grimes
     ______________                         _________________________________
                                            Russell J. Grimes
                                            Chief Financial Officer