Form 10QSB
period 1997-09-30
ANNAPOLIS NATIONAL BANCORP INC
filed 1997-11-14
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997 Commission File Number 0-22961
                               ------------------                        -------

                        ANNAPOLIS NATIONAL BANCORP, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           Maryland                                      52-1648903
-------------------------------             ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        180 Admiral Cochrane Drive, Suite 300, Annapolis, Maryland 21401
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 224-4455
                                 --------------
                (Issuer's telephone number, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                (1)     YES     X             NO
                           ----------           ----------
                (2)     YES     X             NO
                           ----------           ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At November 14, 1997, the Registrant had 2,312,306 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format

                        YES                    NO    X
                           ----------            ---------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                        PAGE
------------------------------                                                                        ----
         Item 1 - Financial Statements...................................................................1
         Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996......................1
         Consolidated Income Statements for the Three Months Ended
         September 30, 1997 and 1996 and for the Nine Months Ended
         September 30, 1997 and 1996.....................................................................2
         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1997 and 1996.....................................................................3
         Consolidated Statement of Changes in Stockholders' Equity.......................................5

         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................................................6

PART II - OTHER INFORMATION
---------------------------

         Item 1 - Legal Proceedings.....................................................................10

         Item 2 - Changes in Securities.................................................................10

         Item 3 - Defaults Upon Senior Securities.......................................................10

         Item 4 - Submission of Matters to a Vote of Security Holders...................................10

         Item 5 - Other Information.....................................................................10

         Item 6 - Exhibits and Reports on Form 8-K......................................................10

SIGNATURES..............................................................................................11

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - Financial Statements

                 Annapolis National Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                 As of September 30, 1997 and December 31, 1996
                                 (In thousands)

                                                      (UNAUDITED)   (AUDITED)
                                                     SEPTEMBER 30, DECEMBER 31,
                                                          1997         1996
                                                       ---------    ---------
ASSETS
    Cash and due from banks ........................   $   4,938    $   6,084
    Federal funds sold .............................      20,076        4,379
    Securities purchased under agreement to resell .          --        4,750
    Federal Reserve Bank stock, at cost ............         215          194
    Investment securities available-for-sale .......      16,221       11,140
    Investment securities held-to-maturity .........       4,240        1,993
    Loans, less allowance for credit losses ........      73,125       68,800
    Premises and equipment .........................       1,207        1,335
    Core deposits and other intangible assets
       acquired ....................................         238          788
    Accrued interest receivable ....................         603          437
    Deferred income taxes ..........................         817           --
    Other real estate owned ........................          52          140
    Other assets ...................................         318          187
                                                       ---------    ---------

          Total assets .............................   $ 122,050    $ 100,227
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits .......................................   $  11,528    $  10,052
    Noninterest-bearing ............................      85,639       77,054
                                                       ---------    ---------
    Interest-bearing ...............................      97,167       87,106

    Securities sold under agreements to
       repurchase ..................................      13,470        6,345
    Accrued interest and other liabilities .........         408          302
    Note and accrued interest payable to stockholder          --        1,003
                                                       ---------    ---------

          Total liabilities ........................   $ 111,045    $  94,756
                                                       ---------    ---------

    Stockholders' equity
       Preferred stock - $.01 par value ............   $      --    $      --
       Common stock - $.01 par value ...............          23           15
       Capital surplus .............................      13,135        8,634
       Accumulated deficit .........................      (2,170)      (3,162)
       Unrealized losses on investments in available
          For sale securities ......................          17          (16)
                                                       ---------    ---------

          Total stockholders' equity ...............   $  11,005    $   5,471
                                                       ---------    ---------

          Total liabilities and stockholders' equity   $ 122,050    $ 100,227
                                                       =========    =========

                 ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 AND THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                          (Unaudited and in thousands)

                                                        FOR THE THREE        FOR THE NINE
                                                        MONTHS ENDED         MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                     --------------------------------------
                                                      1997        1996      1997      1996
                                                     ------     -------   -------   -------
INTEREST INCOME:
    Loans ........................................   $ 1,943    $ 1,708   $ 5,573   $ 4,804
    Investment securities ........................       307        266       645       788
    Federal funds sold and securities purchased ..       182        119       489       410
                                                     -------    -------   -------   -------
       Total interest income .....................     2,432      2,093     6,707     6,002

INTEREST EXPENSE:
    Interest bearing deposits ....................       890        751     2,384     2,306
    Securities sold under agreements to repurchase        98         68       212       177
    Interest on notes payable ....................        20         20        59        59
                                                     -------    -------   -------   -------
       Total interest expense ....................     1,008        839     2,655     2,542
                                                     -------    -------   -------   -------
       Net interest income .......................     1,424      1,254     4,052     3,460

    Provision for credit losses ..................        75        105       394       220
                                                     -------    -------   -------   -------
       Net interest income after provision
          for credit losses ......................     1,349      1,149     3,658     3,240

OTHER INCOME:
    Service charges and fees .....................       147         95       308       260
    Mortgage banking fees ........................        27          6        69        22
    Other fee income .............................        40         46       177       121
                                                     -------    -------   -------   -------
                                                         214        147       554       403

OPERATING EXPENSES:
    Personnel ....................................       512        570     1,572     1,651
    Occupancy and equipment ......................       136        109       424       369
    Restructuring ................................        --         --       830        --
    Other operating expenses .....................       397        378     1,132     1,070
    Amortization of intangible assets
      acquired ...................................        22         36        79       108
                                                     -------    -------   -------   -------
                                                       1,067      1,093     4,037     3,198

    INCOME (LOSS) BEFORE INCOME TAXES ............       496        203       175       445
INCOME TAX (EXPENSE) BENEFIT .....................      (168)        --       817        --
                                                     -------    -------   -------   -------
    NET INCOME ...................................   $   328    $   203   $   992   $   445
                                                     =======    =======   =======   =======

Earnings per common share ........................   $  0.22    $  0.14   $  0.67   $  0.30
                                                     =======    =======   =======   =======

                 ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                          (Unaudited and in thousands)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    --------------------
                                                                                      1997        1996
                                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................................   $    992    $    445
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
    Deferred income taxes .......................................................       (817)         --
    Write-off of intangibles ....................................................        471          --
    Depreciation and amortization of furniture, equipment,
      and leasehold improvements ................................................        148         136
    Amortization of intangible assets acquired ..................................         79         108
    Decrease (increase) in accrued interest receivable ..........................       (166)        (15)
    Accrued interest on note to stockholder .....................................       (215)         59
    Provision for credit losses .................................................        394         220
    Other .......................................................................       (232)       (174)
                                                                                    --------    --------
       Net cash provided by operating activities ................................   $    654    $    779
                                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in loans .......................................................   $ (4,325)   $(10,106)
    Investment in securities - held-to-maturity .................................     (2,247)         --
    Investment in securities - available-for-sale ...............................    (42,852)      1,145
    Proceeds from redemption of securities
      and principal repayments ..................................................     37,750       1,980
    Net decrease (increase) in federal funds sold ...............................    (15,697)       (967)
    Net decrease (increase) in securities purchased
      under agreement to resell .................................................      4,750       4,550
    Purchase of furniture, equipment, and leasehold improvements ................        (26)       (460)
                                                                                    --------    --------
       Net cash used in investing activities ....................................   $(22,647)   $ (3,858)
                                                                                    --------    --------

                                                                     (Continued)

                                                   FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     --------------------
                                                       1997        1996
                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits ..............   $ 10,061    $  1,786
Net increase (decrease) in securities sold
 under agreements to repurchase ..................      7,125         (75)
Principal repayment of note payable to stockholder       (848)         --
Net proceeds from sale of common stock ...........      4,509          --
                                                     --------    --------
    Net cash provided by financing activities ....   $ 20,847    $  1,711
                                                     --------    --------
Net increase (decrease) in cash ..................     (1,146)     (1,368)
Cash, beginning of period ........................      6,084       4,993
                                                     --------    --------
Cash, end of period ..............................      4,938       3,625

                 ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997

                             (Dollars in thousands)


                                                                                                 UNREALIZED
                                                                                                    GAIN
                                                   COMMON STOCK                                   (LOSS) ON
                                     ----------------------------------------     ACCUMULATED    INVESTMENT
                                        SHARES      PAR VALUE      SURPLUS          DEFICIT      SECURITIES        TOTAL
                                     ------------  ------------ -------------    -------------- -------------  -------------
BALANCE, DECEMBER 31, 1996...........   1,478,972          $ 15        $8,634           $(3,162)        $ (16)        $5,471
Net income...........................          --            --            --               992            --            992
Net Changes in Unrealized Gain
(Loss)   on Investments..............          --            --            --                --            33             33
Sale of Stock........................     833,334             8         4,501                --            --          4,509
                                          -------          ----         -----          --------      --------          -----
BALANCE, SEPTEMBER 30, 1997 .........   2,312,306          $ 23       $13,135           $(2,170)       $   17        $11,005
                                        =========          ====       =======          =========       ======        =======

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996.

         Total assets at September 30, 1997 were $122.1 million an increase of $21.9 million or 21.86% from total assets at December 31, 1996 of $100.2 million. The increase was primarily due to an increase in federal funds sold and securities purchased under agreements to resell of $10.9 million or 119.91%. The increase in federal funds sold was due in part to the Company's initial public stock offering that closed on September 30, 1997 with net proceeds of $4.5 million. In addition, net loans grew by $4.3 million or 4.29% of total assets, and investment securities increased by $7.3 million or 7.29%.

         Net loans receivable at September 30, 1997 were $73.1 million, an increase of $4.3 million or 6.25% from net loans receivable of $68.8 million at December 31, 1996. The increase was due to a $1.7 million or 5.55% increase in commercial loans and $2.0 million or 7.92% increase in loans secured by real estate.

         The allowance for loan losses increased by $175,000 or 22.88% to $940,000 at September 30, 1997 from $765,000 at December 31, 1996. The increase in the allowance for loan losses was due primarily to additional reserves on specific commercial loans that management has identified and believes may become non-performing and monthly general provisions of $25,000. The allowance for loan losses to total loans increased to 1.30% at September 30, 1997 from 1.04% at September 30, 1996. Management makes periodic provisions to the allowance for loan losses to maintain the allowance at an acceptable level commensurate with management's assessment of the credit risk inherent in the loan portfolio.

         Intangible assets decreased by $550,000 or 69.80% due to management's analysis of the intangible assets related to the June 1990 acquisition of another financial institution and amortization of $79,000.

         Deferred income taxes increased by $817,000 from zero as a result of the Company recording the tax effect of net operating loss carryforwards and other deferred tax assets. The Company recorded a federal tax expense of $161,000 for the quarter ended September 30, 1997, at an effective federal tax rate of 34%, which reduced deferred income taxes from $978,000 at June 30, 1997 to $817,000 at September 30, 1997.

         Deposits of $97.2 million at September 30, 1997 represent a $10.1 million or 11.60% increase from December 31, 1996 deposits of $87.1 million. The increase was due in part to a $13.5 million or 15.50% increase in certificates of deposit and an $1.4 million or 1.61% increase in demand deposit accounts, offset by a decrease of $3.7 million or 4.25% in NOW accounts and an $1.2 million or 1.38% decrease in savings accounts.

         Stockholders' equity increased by $5.5 million during the first nine months of 1997 as a result of an increase in net retained earnings of $992,000, a $4.5 million increase from the sale of 833,334 shares of common stock as a result of the company's initial public stock offering which closed on September 30, 1997, and an increase of $33,000 in the net change in unrealized gain (loss) on investments in available for sale securities.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

         General. Net income for the nine months ended September 30, 1997 totaled $992,000 or $0.67 per share as compared to $445,000 or $0.30 per share for the nine months ended September 30, 1996. The increase in net income can be attributed mainly to a one time recognition of a deferred tax adjustment in the amount of $1.1 million at March 31, 1997 as a result of the Company recording the tax effect of net operating loss carryforwards and other deferred tax assets. The increase was partially offset by accrued federal income taxes of $302,000 and a $830,000 one time restructuring expense resulting from the revised business strategy. See "Operating Expense." At September 30, 1997, the net interest margin increased to 5.45% from 5.08% at September 30, 1996. The increase in the net interest margin was the result of an increase in the average balances of loans receivable offset by a decrease in the average balance of investment securities and securities purchased under agreements to resell.

         Net interest income. Net interest income increased by $592,000 or 17.1% for the nine months ended September 30, 1997 to $4.1 million from $3.5 million for the nine months ended September 30, 1996, due primarily to an increase in interest income of $705,000 offset in part by a increase in interest expense of $113,000.

         The increase in interest income was derived primarily from interest on loans receivable which increased by $769,000 or 16.01% from $4.8 million for the nine months ended September 30, 1996 to $5.6 million for the nine months ended September 30, 1997. This increase was due primarily to an increase in the average balance of loans receivable from $60.5 million at September 30, 1996 to $72.3 million at September 30, 1997. This increase was offset by a decrease of $143,000 or 18.15% in interest on investment securities as a result of a decrease in the average balance of $600,000 or 3.02% from $19.9 million at September 30, 1996 to $19.3 million at September 30, 1997.

         Interest expense increased by $113,000 or 4.45% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, due primarily to a increase in the average balance of deposits and commercial repurchase agreements from $81.2 million at September 30, 1996 to $87.4 million at September 30, 1997.

         Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 1997 and 1996 totaled $394,000 and $220,000 respectively. The increase in the provision for loan losses at September 30, 1997 was primarily attributable to additional specific reserves established during the first quarter of 1997. The specific reserves were primarily related to certain commercial loans that management believes may become non-performing.

         Other Income. Other income, which is comprised primarily of fees and charges on deposit accounts, increased by $151,000 or 37.47% to $554,000 at September 30, 1997 from $403,000 at September 30, 1996. The increase in other income was primarily due to an increase in fees and charges on deposit accounts of $48,000, mortgage banking fees of $47,000 and other income of $56,000. The increase in other income is due primarily to fees assessed on foreign ATM transactions which began during the second quarter of 1997. At September 30, 1997 these fees totalled $52,000.

         Operating Expense. Operating expense increased by $839,000 or 26.24% for the nine months ended September 30, 1997 from $3.2 million for the nine months ended September 30, 1996 to $4.0 million for the nine months ended September 30, 1997. The increase in operating expense was due to a one time restructuring expense of $830,000 for the nine months ended September 30, 1997 resulting from the implementation of a revised business strategy by the Board of Directors and senior management beginning in February 1997. The increase includes $471,000 of expense written off in relation to the intangible assets acquired in the June 1990 acquisition of another financial institution, severance payments and benefits of $136,000, branch consolidation expense of $119,000, $50,000 related to the termination of a planned de novo bank organization in accordance with Mr. Marhefka's employment agreement, and various other expenses of $54,000. The goodwill portion of the intangible asset, representing $296,701 or 62.79% of the amount written off at March 31, 1997, was deemed impaired at March 31, 1997 and related to key former employees and management of the financial institution acquired in June 1990 whose employment with the Company ended during the quarter ended March 31, 1997. The amortization of the goodwill paralleled the expected service life of these employees and management personnel. Other expenses increased by $62,000 primarily due to additional data processing expense which was primarily the result of additional volume of transaction accounts.

         Income Tax Expense. The Company had approximately $2.4 million of net operating loss carryforwards at September 30, 1997. The Company recorded income tax expense for the nine month period ended September 30, 1997 of $302,000 based on a federal income tax rate of 34% which reduced the deferred tax asset established at March 31, 1997 of $1.1 million to $817,000 at September 30, 1997.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

         General. Net income for the three months ended September 30, 1997 totaled $328,000 or $0.22 per share as compared to $203,000 or $0.14 per share for the three months ended September 30, 1996. The increase in net income can be attributed mainly to an increase in the average balance of loans from $64.3 million at September 30, 1996 to $74.9 million at September 30, 1997. This increase was offset by a decrease in the net interest margin which decreased to 5.20% at September 30, 1997 from 5.33% at September 30, 1996. The decrease in the net interest margin was the result of a decrease in the net yield on loans from 10.53% at September 30, 1996 to 10.29% at September 30, 1997 and an increase in the cost of interest bearing liabilities from 3.98% at September 30, 1996 to 4.11% at September 30, 1997. In addition, the provision for loan losses decreased by $30,000, and other income increased by $67,000 mainly due to increased service fees and charges. These increases were partially offset by an increase in the provision for income taxes of $161,000.

         Net interest income. Net interest income increased by $170,000 or 13.56% for the three months ended September 30, 1997 to $1.4 million from $1.3 million for the three months ended September 30, 1996, due primarily to an increase in interest income of $339,000, offset by an increase in interest expense of $169,000.

         The increase in interest income was derived primarily from interest on loans receivable which increased by $235,000 or 13.76% from $1.7 million for the three months ended September 30, 1996 to $1.9 million for the three months ended September 30, 1997. This increase was due primarily to an increase in the average balance of loans receivable from $64.4 million for the three months ended September 30, 1996 to $74.9 million for the three months ended September

30, 1997. In addition, interest on investments increased by $39,000 or 14.55% as a result of an increase in the average balance of $600,000 or 3.03% from $19.8 million for the three months ended September 30, 1996 to $20.4 million for the three months ended September 30, 1997.

         Interest expense increased by $169,000 or 20.14% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, due primarily to an increase in the average volume of deposits from $74.0 million for the three months ended September 30, 1996 to $83.5 million for the three months ended September 30, 1997.

         Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1997 and 1996 totaled $75,000 and $105,000 respectively. The decrease in the provision for loan losses at September 30, 1997 was attributable to management's assessment of the credit risk inherent in the loan portfolio.

         Other Income. Other income increased by $67,000 or 45.58% to $214,000 for the three months ended September 30, 1997 from $147,000 for the three months ended September 30, 1996. The increase in other income was primarily due to an increase of fees. The increase in other income is due primarily to fees assessed on foreign ATM transactions which began during the second quarter of 1997. For the quarter ended September 30, 1997 these fees totalled $34,000.

         Operating Expense. Operating expense decreased by $26,000 or 2.38% for the three months ended September 30, 1997. The decrease in operating expense was primarily due to a $58,000 decrease in compensation and related benefits primarily due to staff reductions. This decrease was offset by a $27,000 increase in occupancy expense and a $19,000 increase in other expenses primarily related to data processing expense due to an increase in the volume of transaction accounts. In addition, amortization of intangible asset expense decreased by $14,000. The decrease in amortization expense relates to the analysis conducted by management in the first quarter of 1997 and the resulting decrease in the intangible assets acquired in the June 1990 acquisition of another financial institution.

         Income Tax Expense. The Company has approximately $2.4 million of net operating loss carryforwards at September 30, 1997. The Company recorded income tax expense for the three month period ended September 30, 1997 of $161,000 based on a federal tax rate of 34% which reduced the deferred tax asset established at March 31, 1997 to $817,000.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings of a material nature at this time other than those occurring in the ordinary course of business which in the aggregate involves amounts which are believed by management to be immaterial to the financial condition of the Company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company issued 833,334 shares of common stock at $6.00 per share for a total of $5.0 million in its initial public offering that closed on September 30, 1997. The offering expenses and commissions paid to underwriters and brokers totaled $491,000. In addition, the Company retired debt and related accrued interest of $1.06 million. The net proceeds of $3.4 million will be used for general corporate purposes.

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

                                       ANNAPOLIS NATIONAL BANCORP, INC.
                                       (Registrant)

Date:     10/14/97                      /s/ John W. Marhefka, Jr.
          --------                     ----------------------------------
                                       John W. Marhefka, Jr.
                                       Chief Executive Officer

Date:     10/14/97                      /s/ Russell J. Grimes
          --------                     ----------------------------------
                                       Russell J. Grimes
                                       Chief Financial Officer