Form 10-K
period 1997-12-31
ANNAPOLIS NATIONAL BANCORP INC
filed 1998-04-07
CIK 1041429

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1997
                          Commission File No.: 0-22961

                            ------------------------

                        ANNAPOLIS NATIONAL BANCORP, INC.

                 (Name of small business issuer in its charter)

           MARYLAND                                         52-1648903
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

        108 ADMIRAL COCHRANE DRIVE, SUITE 300, ANNAPOLIS, MARYLAND 21401
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (410) 224-4455
        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK PAR VALUE $0.01 PER SHARE
                                (Title of class)

                           THE NASDAQ STOCK MARKET(SM)
                     (Name of exchange on which registered)

                            ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90
days. Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its fiscal year ended December 31, 1997 were $1,084,197.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, I.E., persons other than directors and executive officers of the registrant is $12,820,658 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 20, 1998.

     The Registrant had 2,312,306 shares of Common Stock outstanding as of March 20, 1998.

     Transitional Small Business Disclosure Format. Yes [ ]    NO [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997, ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-KSB.

     PORTIONS OF THE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I
     Item 1.  Description of Business.............................................................................3
     Item 2.  Properties.........................................................................................10
     Item 3.  Legal Proceedings..................................................................................10
     Item 4.  Submission of Matters to a Vote of Security Holders................................................10
     Item 5.  Executive Officers of the registrant...............................................................11

PART II
     Item 6.  Market for Common Equity and Related Stockholder Matters...........................................11
     Item 7.  Management's Discussion and Analysis or Plan of Operation..........................................11
     Item 8.  Financial Statements...............................................................................11
     Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...............12

PART III
     Item 10. Executive Compensation.............................................................................12
     Item 11. Security Ownership of Certain Beneficial Owners and Management.....................................12
     Item 12. Certain Relationships and Related Transactions.....................................................12
     Item 13. Exhibits and Reports on Form 8-K...................................................................12

SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

ANNAPOLIS NATIONAL BANCORP, INC.

     Annapolis National Bancorp, Inc. (the "Company"), formerly Maryland Publick Banks, Inc., was incorporated in May 1988 in Maryland for the purpose of acquiring and holding all of the outstanding stock of Annapolis National Bank (the "Bank"). The Company is a registered Bank Holding Company pursuant to the Bank Holding Company Act (the "BHCA"). The Company was capitalized by an initial offering of common stock which was sold at $10.00 per share in June 1989 and, subsequent to January 1990, an offering at $12.50. The Company issued 833,334 shares of common stock at $6.00 per share for a total of $5 million in a public offering that closed on September 30, 1997 (the "Public Offering"). The offering expenses and commissions paid to underwriters and brokers in the Public Offering totaled $491,000. In addition, the Company retired debt and related accrued interest of $1.1 million. The net proceeds of $3.4 million is being used for general corporate purposes. The Company's only significant activity is the operation of the Bank. On a consolidated basis at December 31, 1997, the Company's total assets were $120.8 million, total liabilities were $109.7 million and stockholders' equity was $11.1 million.

ANNAPOLIS NATIONAL BANK

     The Bank is a commercial bank organized under the laws of the United States. The Bank is a community oriented bank and the only independent commercial bank headquartered in Annapolis, Maryland. As the Company's only subsidiary, the Bank currently operates as a full service commercial bank through its five branches located in Anne Arundel County, Maryland, and one branch located on Kent Island in Queen Anne's County, Maryland. The Bank's principal business consists of originating loans and attracting deposits. The Bank originates commercial loans (including Small Business Administration ("SBA") loans), commercial real estate loans, construction loans, one- to four-family real estate loans and, to a lesser extent, home equity and consumer loans. The Bank also invests in U.S. Treasury and U.S. Government agency securities and other securities issued by or guaranteed by the federal government. At December 31, 1997, the Bank's loan portfolio totaled $72.2 million. Of this amount, $30.7 million or 42.61% were commercial loans, $20.4 million or 28.34% were commercial real estate loans, $10.0 million or 13.91% were construction loans, $5.2 million or 7.25% were one- to four-family residential mortgage loans, $3.4 million or 4.70% were home equity loans and $2.3 million or 3.19% were consumer and other loans.

BACKGROUND

     The Bank was formed as a de novo bank and commenced operations from a single Annapolis location in January 1990. In June 1990, the Company acquired most of the assets and liabilities of Gibraltar Savings and Loan, F.A. ("Gibraltar") from the Resolution Trust Corporation as receiver for Gibraltar, expanding its branch network to five branches. This acquisition was funded, in part, through a $3.2 million unsecured loan to the Company from a director who is the principal stockholder of the Company (the "Principal Stockholder") which bore interest at the Bank's prime rate less 2.0%. The acquisition was accounted for as a purchase and resulted in a premium paid for the core deposits and other intangible assets in the amount of $2.2 million to be amortized over a 15 year period. At December 31, 1990, the fiscal year end following this acquisition, the Company's assets totaled $43.6 million.

     From June 1990 through December 31, 1996, management of the Company concentrated its efforts on growing the Bank by developing loan and deposit portfolios primarily in Anne Arundel County, Maryland and the surrounding counties. The Bank experienced steady growth in assets and deposits while its earnings consistently trailed its peers due to a high level of operating expenses and loan losses.

     In December 1994, the Company conducted a rights offering through which it offered its stockholders, at the price of $3.50 per share, the right to purchase
2.5 shares of its Common Stock for each share of common stock owned. The primary purpose of this offering was to convert the $3.2 million of debt accumulated in the Gibraltar acquisition into capital to reduce the Company's interest expense and increase its capitalization. A total of 937,672 shares were sold, of which 907,143 were sold to the Principal Stockholder in exchange for retirement of the principal portion of the debt. A new note, which had a maturity date of December 31, 1997, was issued to the Principal Stockholder in the amount of $848,400 to cover the portion of the loan that remained outstanding, and accrued interest at the Wall Street Journal ("WSJ") prime rate plus 1.0%.The Company repayed the debt owed to Mr. Lerner in full using a portion of the proceeds from its initial public offering which closed on September 30, 1997.

REVISED BUSINESS STRATEGY

     During the fourth quarter of 1996, the Board of Directors determined that there was a need to implement a revised business strategy improve the Company's financial performance. Several members of senior management were relieved of their responsibilities late in 1996 and early in 1997 and certain other members of senior management resigned during this same period. In February 1997, the Board of Directors engaged John W. Marhefka, Jr. as President and Chief Executive Officer of the Bank and as Vice President and Chief Executive Officer of the Company. The Board of Directors believes that Mr. Marhefka's management skills and local market experience will enable him to guide the Company and the Bank through a reorganization process which will improve operating results through implementation of a revised business plan. As President and Chief Executive Officer of Annapolis Bancshares, Inc. and Bank of Annapolis, he successfully guided those companies from their inception in 1988 through more than eight years of steady growth and strong continually increasing earnings performance before they merged with Sandy Springs Bancorp, Inc. In March 1997, Mr. Marhefka hired Russell J. Grimes, who was appointed as Senior Vice President, Chief Financial Officer and Treasurer of the Bank and Chief Financial Officer and Treasurer of the Company. Mr. Grimes was formerly Vice President, Chief Financial Officer and Treasurer of Annapolis Bancshares, Inc. and Bank of Annapolis and was instrumental in implementing several successful financial strategies with those firms. In April 1997, the Board appointed Stanley H. Katsef as a Director and Vice Chairman of the Board. In addition to his role as a Director, Mr. Katsef is an employee who assists the Board and Mr. Marhefka with business development, public relations, and management strategy issues. Mr. Katsef was formerly Chairman of the Board of Annapolis Bancshares, Inc. and Bank of Annapolis. Additionally, the Board of Directors adopted a requirement that, in order to assure a high level of commitment to the Company and the Bank, all Directors must own at least $100,000 of the Company's common stock. Following the imposition of this requirement, the composition of the Board of Directors changed during April 1997. In addition to Messrs. Marhefka and Katsef, two additional Directors were added who also have long-standing ties to Anne Arundel County.

     The reconstituted Board of Directors and senior management team are in the process of implementing a revised business strategy designed to enhance stockholder value. This strategy includes the following components:

     CONSOLIDATING THE BANK'S BRANCH NETWORK TO INCLUDE FEWER BRANCH LOCATIONS AND TO REDUCE OPERATING EXPENSES. The Bank currently operates seven facilities, six branch offices and a separate 9,500 square foot administrative and operations headquarters facility. As a result, the Bank's historical operating expenses have been considerably higher than its peers that, at a comparable asset size, operate from fewer locations. New management has undertaken a strategy of reducing the number of locations from which the Bank operates. Toward that end, the Bank entered into a lease at 900 Bestgate Road in Annapolis to consolidate its two existing Annapolis branch office locations. Since the new site is located between the Bank's existing Annapolis branches, management anticipates that it will retain most of its current customers following the consolidation. In addition, management believes that the new location is superior in amenities to both of the Bank's current Annapolis locations and will allow the Bank to better serve both current and new Annapolis customers. The new Annapolis location is a "turn-key" existing banking location which required minimal expense to be ready for occupancy. By reducing the number of branch offices from six to five, management expects to reduce operating expenses following the consolidation, which occured in October 1997. Management is evaluating other branch network consolidation options. Also being evaluated is the feasibility of relocating the Bank administrative and operations headquarters to a lower cost and more highly visible location which may be combined with a branch location to further reduce the total number of facilities which the Bank operates.

     REDUCING NON-PERFORMING ASSETS BY IMPLEMENTING MORE STRINGENT UNDERWRITING CRITERIA AND MORE AGGRESSIVE COLLECTION PROCEDURES, AND BY INCREASING SECURED REAL ESTATE LENDING. The Bank has historically had a high level of non-performing assets and loan losses in relation to its peers. New management has made a priority of emphasizing the resolution of problem assets by aggressively pursuing the Bank's default remedies. In doing so, management expects to reduce the amount of the Bank's existing non-performing assets. During the first quarter of 1997, management conducted an evaluation of the loan portfolio and provided for specific loan loss reserves for those assets for which losses are expected. Additionally, new lending standards are being implemented in an effort to improve asset quality. Such standards include an increased emphasis on readily marketable collateral for new loans and a de-emphasis on certain SBA loan programs.

     REDUCING INTEREST EXPENSE BY RETIRING $1.1 MILLION OF COMPANY DEBT WITH A PORTION OF THE PUBLIC OFFERING PROCEEDS. At December 31, 1997, the Company had payed in full an unsecured loan from the Principal Stockholder with a principal balance of $848,400, excluding accrued interest payable which accrued interest at a rate of 1.0% above the WSJ prime rate. Accrued interest on this debt totaled $59,574 in 1997, and $78,759 in 1996. The Company retired this debt and accrued interest on September 30, 1997, following the completion of the Public Offering.

     FOSTERING SUPPORT FOR THE BANK BY INCREASING THE LOCAL OWNERSHIP OF THE COMPANY BY MARKETING THE OFFERING TO A LARGE NUMBER OF BUYERS WITH THE BANK'S LOCAL COMMUNITY. Management believes that those persons within the Bank's market area who become stockholders of the Company are likely to become customers, supporters and business referral sources of the Bank. Consequently, the Company intends to market the Offering primarily within the Bank's market area to build a backbone of community support. Also, the Company has strategically established a low minimum subscription amount to encourage many small investors to become owners of the Company and have a vested interest in the Bank.

     RESTRUCTURING INTERNAL BANK OPERATIONS TO ATTAIN OPERATING EFFICIENCIES AND COST REDUCTIONS. Certain of the Bank's systems of processing data and items are inefficient and expensive. Management is evaluating alternative systems which are expected to significantly reduce operating expenses. Additionally, management is re-evaluating expenses bank-wide with a goal of making cost conscious decisions about whether to continue purchasing certain goods and services and, if they are to continue being purchased, soliciting competing bids for such goods and services so as to assure optimum value for dollars spent. Also, management has recently made an evaluation of its staffing, eliminating several employment positions and reassigning those duties to other existing personnel.

     INCREASING NET INTEREST INCOME BY EXPANDING THE LOAN AND DEPOSIT PORTFOLIOS; THE ADDITIONAL CAPITAL PROVIDED BY THE PUBLIC OFFERING WILL SUPPORT SUCH GROWTH ENABLING THE BANK TO CONTINUE TO COMPLY WITH REGULATORY CAPITAL REQUIREMENTS. The Bank intends to pursue growth in its loan and deposit portfolios which it expects will add to net interest income. Growth in the loan portfolio is intended to be accomplished by utilizing the substantial contacts of new officers and directors of the Bank, adding additional loan personnel, aggressively promoting competitively priced products, developing new customer relationships based upon the Bank's position as the only independent commercial bank headquartered in Annapolis, and by placing a greater emphasis on real estate loans whose principal is expected to repay less quickly than commercial loans. Growth in the deposit portfolio is intended to be accomplished by aggressively promoting competitively priced products. The increased capital realized from the Public Offering will allow the Bank to grow while continuing to comply with regulatory capital requirements. Additionally, such new capital will provide a low cost source of funds to enhance the Bank's net interest income.

     INCREASING NON-INTEREST INCOME THROUGH EXPANDING ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE SALES AND OTHER FEE INCOME OPPORTUNITIES. Management expects to increase non-interest income in several areas. The Bank will add additional home loan originators, expand its array of home loan products, and seek to build relationships with builders which are intended to increase opportunities to originate one- to four-family residential mortgage loans for sale. In doing so, management expects that gains on sales of loans into the secondary home loan market will increase. The Bank also expects to increase fee income from operation of its automated teller machine ("ATM") network and from other sources of fee income.

LENDING ACTIVITIES

     The types of loans that the Bank may originate are subject to federal laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

ANALYSIS OF LOANS

     The following table presents the composition of the loan portfolio over the previous five years.

YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)

                               1997                  1996                  1995                  1994                  1993
                        ------------------    ------------------    ------------------    ------------------    ------------------
                        AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
Commercial loans.....   $30,749      42.61%   $30,469      43.80%   $27,727      48.94%   $27,025      47.14%   $19,724      48.33%
Real estate:
  Commercial.........    20,448      28.34     17,845      25.65%    13,553      23.92      5,601       9.77     12,806      31.38
  Construction.......    10,035      13.91     10,173      14.62      7,937      14.01      8,672      15.12        345       0.85
  One-to four-
     family..........     5,232       7.25      7,002      10.07      4,391       7.75     12,798      22.32      5,637      13.82
  Home equity........     3,393       4.70      1,744       2.51      1,197       2.11      1,016       1.77        615       1.51
Consumer loans.......     2,306       3.19      2,332       3.35%     1,848       3.27      2,226       3.88      1,676       4.11
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
     Total loans.....    72,162     100.00%    69,565     100.00%    56,653     100.00%    57,338     100.00%    40,803     100.00%
Less:
  Allowance for loan
     losses..........    (1,177)                 (765)                 (617)                 (687)                 (574)
                        -------               -------               -------               -------               -------
Net loans
  receivable.........   $70,985               $68,800               $56,036               $56,651               $40,229

     The Bank's loan portfolio consists of commercial, commercial real estate, residential construction, one- to four-family residential mortgage, home equity and consumer loans. At December 31, 1997, the Bank's loan portfolio totaled $72.2 million, of which $30.7 million, or 42.61%, were commercial loans; $20.4 million, or 28.34%, were commercial real estate loans; $10.0 million, or 13.91%, were construction loans; $5.2 million, or 7.25%, were one- to four-family residential mortgage loans; $3.4 million, or 4.70% were home equity loans and $2.3 million, or 3.19%, were consumer and other loans. All of the loans in the Bank's portfolio are either adjustable-rate or short term fixed-rate loans with terms to maturity of 30 days to 30 years.

     LOAN MATURITY. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 1997. The table does not include the effect of future principal prepayments

                                                                                    AT DECEMBER 31, 1997
                                                                ------------------------------------------------------------
                                                                                 DUE AFTER ONE
                                                                 DUE IN ONE     YEAR BUT BEFORE    DUE AFTER     NON ACCRUAL
                                                                YEAR OR LESS      FIVE YEARS       FIVE YEARS       LOANS
                                                                ------------    ---------------    ----------    -----------
Commercial loans.............................................     $ 26,902          $ 2,784          $  285         $ 778
Real Estate
  Commercial.................................................       11,295            9,097              56            --
  Construction...............................................        9,246              789              --            --
  One-to four-family.........................................        2,817              858           1,557            --
  Home equity loans..........................................        3,393               --              --            --
Consumer loans...............................................        1,216            1,090              --            --
                                                                ------------    ---------------    ----------    -----------
     Total Loans.............................................     $ 54,869          $14,618          $1,898         $ 778
                                                                ------------    ---------------    ----------    -----------
                                                                ------------    ---------------    ----------    -----------

                                                                TOTAL
                                                               -------
Commercial loans.............................................  $30,749
Real Estate
  Commercial.................................................   20,448
  Construction...............................................   10,035
  One-to four-family.........................................    5,232
  Home equity loans..........................................    3,393
Consumer loans...............................................    2,306
                                                               -------
     Total Loans.............................................  $72,162
                                                               -------
                                                               -------

     The following table sets forth at December 31, 1997, the dollar amount of gross loans receivable contractually due after December 31, 1998, and whether such loans have fixed interest rates or variable interest rates.

                                                                                                DUE AFTER DECEMBER 31, 1997
                                                                                           --------------------------------------
                                                                                           FIXED RATE    VARIABLE RATE     TOTAL
                                                                                           ----------    -------------    -------
Commercial loans........................................................................     $1,475         $ 1,594       $ 3,069
Real Estate
  Commercial............................................................................        489           8,664         9,153
  Construction..........................................................................        789              --           789
  One-to four-family....................................................................      1,274           1,141         2,415
  Home equity loans.....................................................................         --              --            --
Consumer loans..........................................................................        490             600         1,090
                                                                                           ----------    -------------    -------
     Total Loans........................................................................     $4,517         $11,999       $16,516
                                                                                           ----------    -------------    -------
                                                                                           ----------    -------------    -------

     The Bank does not engage in longer term fixed-rate portfolio lending. Any long term fixed-rate loans made by the Bank are sold in the secondary market.

     COMMERCIAL LENDING. The Bank offers commercial business loans to businesses operating in the Bank's primary market area. These loans consist of lines of credit which require an annual repayment, adjustable-rate loans with terms of five to seven years, and short term fixed-rate loans with terms of up to three years. Such loans are offered in amounts up to $750,000 and are generally secured by receivable, inventories, equipment and other assets of the business. The Bank generally requires personal guarantees on its commercial loans. The Bank also offers unsecured commercial loans to businesses on a selective basis. These types of loans are made to existing customers and are of a short duration, generally one year or less, up to $500,000. The Bank also originates commercial loans which are guaranteed by the Small Business Administration. The Bank has been an active participant in a variety of SBA loan programs.

     Commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In order to reduce the overall risk and cost of its loan portfolio, the Bank intends to reduce the ratio of commercial loans to total loans and may reduce the level of its SBA loans.

     COMMERCIAL REAL ESTATE LENDING. The Bank originates adjustable-rate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans may generally be made in amounts up to 80% of the lower of the appraised value or sales price of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 1997, was $1.7 million. These loans may be made with terms up to 25 years and are generally offered at interest rates which adjust annually or annually after an initial three year period in accordance with the prime rate as reported in the Wall Street Journal. In reaching a decision as to whether or not to make a commercial real estate loan, the Bank considers the value of the real estate to be financed and the credit strength of the borrower and/or the lessee of the real estate project. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.2 times.

     Loans secured by commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's value, debt service ratio and, under certain circumstances, additional collateral.

     CONSTRUCTION LENDING. The Bank originates construction loans on both one-to four-family residences and on commercial real estate properties. The Bank originates two types of residential construction loans, consumer and builder. The Bank originates consumer construction loans to build a primary residence, a secondary residence, or an investment or rental property. The Bank will originate builder construction loans to companies engaged in the business of constructing homes for resale. These loans may be for homes currently under contract for sale, model homes from which other homes will be marketed within a subdivision or, on a very limited basis, homes built for speculative purposes to be marketed for sale during construction. Although the Bank attempts to procure permanent end financing, many of the Bank's construction loans, at the time entered into with the Bank, have permanent end financing committed by other financial institutions.

     The Bank originates land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. The Bank will originate land acquisition, development, and construction loans on a revolving line of credit basis for subdivisions whereby the borrower may draw upon such line of credit as lots are sold for the purpose of improving additional lots. Construction loans are generally offered with terms up to six months for consumer loans, up to twelve months for builder loans, and up to eighteen months for land development loans.

     Construction loans are generally made in amounts up to 80% of the value of the security property. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by independent construction inspectors.

     At December 31, 1997, the Bank had construction loans, including land acquisition and development loans totaling $10.0 million, or 13.91% of the Bank's total loan portfolio, of which $7.2 million consisted of one- to four-family residential construction loans, $851,000 consisted of commercial real estate construction loans and $2.0 million consisted of land acquisition and development loans.

     Construction loans are generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property's value upon completion of construction as compared to the estimated costs of construction, including interest. Also, the Bank assumes certain risks associated with the borrowers' ability to complete construction timely and in a workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment.

     One- to Four-Family Residential Mortgage Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans, first and second mortgage loans secured by one- to four-family residences and lots for one- to four-family residences located throughout Central Maryland. It is currently the general policy of the Bank to originate for sale in the secondary market one-to four-family fixed-rate residential mortgage loans which conform, except as to size, to the underwriting standards of Fannie Mae, and Freddie Mac, and to originate for investment adjustable rate one- to four-family residential mortgage loans. The Bank generally does not retain the servicing rights of loans it sells and sells such loans without recourse, with the exception of a recourse in the event of breaches for any representations or warranties made by the Bank. The Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. One- to four-family mortgage loan originations are generally obtained from the Bank's loan representatives and their contacts with the local real estate industry, direct contacts made by the Bank's and the Company's directors, existing or past customers, and members of the local communities.

     At December 31, 1997, one- to four-family residential mortgage loans totaled $5.2 million, or 7.25%, of total loans. Of the one- to four-family mortgage loans outstanding at that date, $1.6 million were fixed-rate loans with terms of up to three years with a balloon payment at the end of the term and $3.6 million were adjustable-rate mortgage loans. The Bank currently offers a number of adjustable-rate mortgage loans with terms of up to 30 years and interest rates which adjust annually from the outset of the loan or which adjust annually after a 1 or 3 year initial period in which the loan has a fixed rate. The interest rates for the majority of the Bank's adjustable-rate mortgage loans are indexed to the one year Treasury Constant Maturity Index. Interest rate adjustments on such loans are limited to a 2% annual adjustment cap with a maximum adjustment of 6% over the life of the loan.

     The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps to reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Although the Bank offers adjustable-rate loans at below market interest rates, all loans are underwritten to assure that the borrower is qualified on a fully-indexed basis.

     Periodic and lifetime caps on interest rate increases help to reduce the risks associated with the Bank's adjustable-rate loans, but also limit the interest rate sensitivity of its adjustable-rate mortgage loans.

     The Bank currently originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

     HOME EQUITY LENDING. As of December 31, 1997, home equity loans totaled $3.4 million, or 4.70% of the Bank's total loan portfolio. Fixed-rate, fixed-term home equity loans and adjustable rate home equity lines of credit are offered in amounts up to 100% of the appraised value with a maximum loan amount of $100,000. Fixed-rate, fixed-term home equity loans are offered with terms up to five years and home equity lines of credit are offered with terms up to twenty years. Substantially all of the Bank's home equity loans are adjustable rate and reprice with changes in the WSJ prime rate.

     CONSUMER LENDING. The Bank's portfolio of consumer loans primarily consists of adjustable rate, personal lines of credit and installment loans secured by new or used automobiles, new or used boats, and loans secured by deposit accounts. Unsecured consumer loans are made with a maximum term of three years and a maximum loan amount based on a borrower's financial condition. At December 31, 1997, consumer loans totaled $2.3 million or 3.19% to total loans outstanding. Consumer loans are generally originated in the Bank's primary market area.

CREDIT RISK MANAGEMENT

     The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1997, the Bank's allowance for loan losses was $1.2 million or 1.6% of total loans and 102.44% of non-performing loans as compared to $765,000, or 1.1% of total loans and 38.35% of non-performing loans as of December 31, 1996. The Bank had total non-performing loans of $1.1 million and $2.0 million at December 31, 1997 and December 31, 1996, respectively, and non-performing loans to total loans of 1.59% and 2.87%, at December 31, 1997, and December 31, 1996, respectively.

     The Bank continues to monitor and modify its allowances for loan losses as conditions dictate. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions at the time management determined the current level of the allowance for loan losses. Management may in the future increase its level of loan loss allowances as a percentage of total loans and non-performing loans as its loan portfolio increases.

ANALYSIS OF CREDIT RISK

     Activity in the allowance for loan losses for the preceding two years ended December 31 is shown below:

AT DECEMBER 31,
(DOLLARS IN THOUSANDS)

                                                                                                            1997       1996
                                                                                                           -------    -------
Total loans outstanding.................................................................................   $72,162    $69,565
Average loans outstanding...............................................................................    72,385     62,144
Allowance for loan losses at beginning of period........................................................       765        617
Provision charged to expense............................................................................       748        452
                                                                                                           -------    -------
Chargeoffs:
  Residential/commercial real estate....................................................................         0         15
  Commercial loans......................................................................................       362        279
  Consumer and other loans..............................................................................         6         28
                                                                                                           -------    -------
     Total..............................................................................................       368        322
                                                                                                           -------    -------
Recoveries:
  Residential/commercial real estate....................................................................         9          8
  Commercial loans......................................................................................        21         10
  Consumer and other loans..............................................................................         2         --
                                                                                                           -------    -------
     Total..............................................................................................        32         18
                                                                                                           -------    -------
Net chargeoffs..........................................................................................       336        304
                                                                                                           -------    -------
Allowance for loan losses at end of period..............................................................   $ 1,177    $   765
                                                                                                           -------    -------
                                                                                                           -------    -------
Allowance for loan losses as a percent of total loans...................................................      1.63%      1.10%
Net chargeoffs as a percent of average loans............................................................       .46%       .49%
                                                                                                           -------    -------
                                                                                                           -------    -------

PERSONNEL

     As of December 31, 1997 the Bank had 50 authorized full-time positions and 13 authorized part-time employee positions.

FEDERAL TAXATION

     The Company and the Bank file consolidated federal income tax returns and separate Maryland income tax returns. The Company and the Bank use the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, notably the Bank's reserve for bad debts. This discussion of tax matters is intended only as a summary and is not intended to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the Internal Revenue Service or State of Maryland in the last 5 years. For its 1997 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

STATE AND LOCAL TAXATION

     STATE OF MARYLAND. The Company files a Maryland income tax return. "Maryland Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury and certain United States agency obligations has the effect of reducing Maryland taxable income. For 1997, neither the Company nor the Bank accrued or payed Maryland income tax due to these exclusions. The Bank is required to file an annual report with and pay an annual franchise tax to the State of Maryland. Taxable income reported on a franchise tax return is similar to taxable income on a Maryland income tax return, except that U.S. government and agency obligations are only 75% excluded.

IMPACT OF NEW ACCOUNTING STANDARDS

     In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings per Share which changes the earnings per share disclosed from primary and fully diluted per share amounts to basic and diluted per share. Under SFAS No. 128, basic earnings per share are determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated including the average dilutive common stock equivalents outstanding during the period. Earnings per share disclosures for prior periods have been restated to conform to these new calculation methods. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded since the shares would be antidilutive.

     Information relating to the regulation and supervision of the registrant appears in the registrant's 1997 Annual Report to Stockholders on page 21, and is incorporated herein by reference.

ITEM 2. PROPERTIES

     The executive offices of the Company and the Bank are located at 180 Admiral Cochrane Drive, Suite 300, Annapolis, Maryland 21401.

     The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 1997.

                                    ORIGINAL                     NET BOOK VALUE
                                      YEAR                       OF PROPERTY OR
                                     LEASED       YEAR OF           LEASEHOLD
                      LEASED/          OR          LEASE         IMPROVEMENTS AT
    LOCATION           OWNED        ACQUIRED     EXPIRATION     DECEMBER 31, 1997
----------------    ------------    --------     ----------     -----------------
Administration      Leased            1995          2005             $49,408
Bestagate           Leased            1997          1999              22,275
Edgewater           Land Leased       1996          2006(1)          418,262
Cape St. Claire     Leased            1995          2000(1)           72,121
Kent Island         Leased            1990          1998(1)              -0-
Severna Park        Leased            1996          2006(1)           18,718

---------------
(1) These leases may be extended at the option of the Company for periods ranging from three to twenty years.

     The Bank consolidated its West Street and Taylor Avenue branches located in Annapolis to one new location at 900 Bestgate Road in Annapolis on October 14, 1997.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to directors and named executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 at pages 4 through 6. In addition, information concerning Executive Officers who are not directors is set forth below:

                            AGE AT
NAME                       12/31/97     POSITION WITH THE COMPANY AND BANK AND PAST FIVE YEARS EXPERIENCE
-----------------------    --------   ---------------------------------------------------------------------
Jeffrey S. Armiger            41      Senior Vice President, Business Banking of the Bank. Mr. Armiger has
                                      been an officer of the Bank since 1990 and is primarily responsible for the Bank's Commercial loan activities including business development and relationship management. Mr. Armiger has held similar positions with First American Bank.
Kevin J. Barron               42      Senior Vice President, Real Estate Lending, of the Bank. Mr. Barron
                                      has been an officer of the Bank since December 1997, and is primarily responsible for the Bank's Commercial and Residential real estate lending activities and the Bank's Mortgage banking division. His prior thirteen years of related experience included ten years with
                                      Signet Bank, culminating as Senior Vice President in charge of real estate lending for the Baltimore and Washington regions. Prior to joining Signet, Mr. Barron served as a real estate lender at a Mellon
                                      Bank subsidiary for three years.
Russell J. Grimes, Jr.        41      Chief Financial Officer and Treasurer of the Company and Senior Vice
                                      President, Chief Financial Officer and Treasurer of the Bank. Prior
                                      to joining the Company in 1997, Mr. Grimes was Vice President,
                                      Treasurer and Chief Financial Officer of Annapolis Bancshares, Inc.
                                      and Bank of Annapolis from 1994 to 1996. Mr. Grimes held similar positions with First Virginia Banks, Inc. and American National
                                      Savings Bank, F.S.B. prior to 1994.
Michael L. Irwin              38      Senior Vice President, Credit Administration of the Bank. Mr. Irwin
                                      has been an officer of the Bank since February 1997 and is primarily responsible for the administration of credit standards for the Bank.
                                      Mr. Irwin held similar positions with Taneytown Bank and Trust.
Lori J. Mueller               34      Secretary of the Company and Senior Vice President, Administration
                                      and Marketing of the Bank. Ms. Mueller has been an officer of the
                                      Bank since 1990 and is responsible for retail banking, deposit account administration, marketing, employee benefits and general bank administration.

                                    PART II

ITEM 6. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information relating to the market for Registrant's common equity and related stockholder matters appears in the Registrant's 1997 Annual Report to Stockholders on page 22, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The above-captioned information appears under Management's Discussion and Analysis of Results of Operations and Financial Condition in the Registrant's 1997 Annual Report to Stockholders on pages 6 through 22 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

     The Consolidated Financial Statements of Annapolis National Bancorp, Inc. and its subsidiary, together with the report thereon by Rowles & Company, LLP for the year ended December 31 1997 appears in the Registrant's 1997 Annual Report to Stockholders on pages 23 through 42 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION

     The information relating to directors' and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 on pages 7 through 10.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 on pages 2 and 3.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 at page 10.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

          (1) Financial Statements

          Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders

                                                                                                               PAGE
                                                                                                              ------
Independent Auditors' Report...............................................................................       23
Consolidated Balance Sheet as of December 31, 1997.........................................................       24
Consolidated Statements of Income for the years ended December 31, 1997 and 1996...........................       25
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997 and 1996..       26
Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996.......................    27-28
Notes to Consolidated Financial Statements.................................................................    29-42

          The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

          (2) Exhibits

          The following exhibits are filed as part of this report.

          3.1  Articles of Incorporation of Annapolis National Bancorp, Inc.*
          3.2  Bylaws of Annapolis National Bancorp, Inc.*
          4.0  Stock Certificate of Annapolis National Bancorp, Inc.*
         10.1  Employment Agreement between Annapolis National Bancorp, Inc. and John W. Marhefka, Jr.*
         10.2  Promissory Note between Annapolis National Bancorp, Inc. and Lawrence E. Lerner dated January 31, 1995*
         10.3  Annapolis National Bancorp, Inc. Employee Stock Option Plan*
         10.4  Form of Escrow Agreement between Annapolis National Bancorp, Inc. and FMB Trust Company, National
               Association*
         11.0  Computation of earnings per share (filed herewith)
         13.0  1997 Annual Report to Stockholders (filed herewith)
         21.0  Subsidiary information is incorporated herein by reference to "Part I -- Subsidiaries"
         27.0  Financial Data Schedule (filed herewith)
         99.0  1997 Proxy Statement (filed herewith)

        -----------------------
        * Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on June 23, 1997 and any amendments thereto, Registration No. 333-29841.

     (b) Reports on Form 8-K:

     None.

CONFORMED

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         ANNAPOLIS NATIONAL BANCORP, INC.

                                         By: /s/ JOHN W. MARHEFKA, JR.
                                            __________________________________
                                                   JOHN W. MARHEFKA, JR.
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                       AND DIRECTOR

                                         Date: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

                NAME                                        TITLE                                DATE
                ----                                        -----                                ----

/s/      JOHN W. MARHEFKA, JR.             President, Chief Executive Officer and Director   March 30, 1998
____________________________________         (principal executive officer)
         JOHN W. MARHEFKA, JR.

/s/      RUSSELL J. GRIMES, JR.            Treasurer and Chief Financial Officer             March 30, 1998
____________________________________         (principal accounting and financial officer)
         RUSSELL J. GRIMES, JR.

/s/      ALBERT PHILLIPS                   Director-President                                March 30, 1998
____________________________________
         ALBERT PHILLIPS

/s/      STANLEY H. KATSEF                 Director                                          March 30, 1998
____________________________________
         STANLEY H. KATSEF

/s/      RONALD E. GARDNER                 Director                                          March 30, 1998
____________________________________
         RONALD E. GARDNER

/s/      STANLEY J. KLOS, JR.              Director                                          March 30, 1998
____________________________________
         STANLEY J. KLOS, JR.

/s/      LAWRENCE E. LERNER                Director                                          March 30, 1998
____________________________________
         LAWRENCE E. LERNER

/s/      RICHARD M. LERNER                 Director                                          March 30, 1998
____________________________________
         RICHARD M. LERNER

/s/      DIMITRI P. MALLIOS                Director                                          March 30, 1998
____________________________________
         DIMITRI P. MALLIOS