Form 10QSB
period 1998-03-31
ANNAPOLIS NATIONAL BANCORP INC
filed 1998-05-15
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998     Commission File Number 0-22961

                        ANNAPOLIS NATIONAL BANCORP, INC.
       (Exact name of small business issuer as specified in its charter)

           Maryland                                     52-1648903

(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                     180 Admiral Cochrane Drive, Suite 300,
                           Annapolis, Maryland 21401
                    (Address of principal executive offices)

                                 (410) 224-4455
                (Issuer's telephone number, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     (1)     YES     X                  NO
                                 ----------                ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At March 31, 1998, the Registrant had 2,312,306 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

                             YES                        NO     X
                                 ----------                ----------

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

   Item 1 - Financial Statements                                             1
   Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997 1 Consolidated Income Statements for the Three Months Ended
   March 31, 1998 and 1997                                                   2
   Consolidated Statements of Cash Flows for the Three Months Ended
   March 31, 1998 and 1997                                                   3
   Consolidated Statement of Changes in Stockholders' Equity                 5

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              6

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                                9

   Item 2 - Changes in Securities                                            9

   Item 3 - Defaults Upon Senior Securities                                  9

   Item 4 - Submission of Matters to a Vote of Security Holders              9

   Item 5 - Other Information                                                9

   Item 6 - Exhibits and Reports on Form 8-K                                 9

SIGNATURES..................................................................10

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (In thousands)

                                                                    (Unaudited)               (Audited)
                                                                     March 31,               December 31,
                                                                        1998                     1997
                                                                 -------------------      -------------------
ASSETS

 Cash and due from banks                                                   $  5,689                 $  5,611
 Federal funds sold                                                          23,729                   20,744
 Federal Reserve Bank stock, at cost                                            330                      327
 Investment securities available-for-sale                                    16,330                   16,238
 Investment securities held-to-maturity                                       1,992                    3,975
 Loans, less allowance for credit losses                                     72,917                   70,985
 Premises and equipment                                                       1,201                    1,239
 Core deposits and other intangible assets
    acquired                                                                    195                      216
 Accrued interest receivable                                                    582                      516
 Deferred income taxes                                                          646                      766
 Other real estate owned                                                         43                       43
 Other assets                                                                   210                      167
                                                                           --------                 --------

       Total assets                                                        $123,864                 $120,827
                                                                           ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits
      Noninterest-bearing                                                   $ 9,250                 $ 10,330
      Interest-bearing                                                       89,230                   85,732
                                                                            -------                  -------
             Total Deposits                                                  98,480                   96,062
 Securities sold under agreements to
    repurchase                                                               13,744                   13,306
 Accrued interest and other liabilities                                         305                      372
                                                                           --------                 --------
       Total liabilities                                                    112,529                  109,740

 Stockholders' equity
    Preferred stock - $.01 par value                                       $     --                 $     --
    Common stock - $.01 par value                                                23                       23
    Capital surplus                                                          13,135                   13,135
    Accumulated deficit                                                      (1,824)                  (2,078)
    Unrealized losses on investments in available
       For sale securities                                                        1                        7
                                                                           --------                 --------        -

       Total stockholders' equity                                            11,335                   11,087
                                                                           --------                 --------

       Total liabilities and stockholders' equity                          $123,864                 $120,827
                                                                           ========                 ========

                ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

                          (Unaudited and in thousands)

                                                              For the Three Months Ended
                                                                      March 31,
                                                             -----------------------------
                                                                 1998            1997
                                                             --------------  -------------
INTEREST INCOME:

 Loans                                                           $1,822         $1,729
 Investment securities                                              297            121
 Federal funds sold and securities purchased                        290            150
                                                                 ------         ------
    Total interest income                                         2,409          2,000

INTEREST EXPENSE:

 Interest bearing deposits                                          884            678
 Securities sold under agreements to repurchase                     102             54
 Interest on notes payable                                            0             19
                                                                 ------         ------
    Total interest expense                                          986            751
                                                                 ------         ------
    Net interest income                                           1,423          1,249

 Provision for credit losses                                         75            237
                                                                 ------         ------
    Net interest income after provision
       for credit losses                                          1,348          1,012

OTHER INCOME:

 Service charges and fees                                           111             87
 Mortgage banking fees                                               13             18
 Other fee income                                                    46             44
                                                                 ------         ------
                                                                    170            149

OPERATING EXPENSES:

 Personnel                                                          571            517
 Occupancy and equipment                                            140            145
 Restructuring                                                        0            830
 Other operating expenses                                           400            383
 Amortization of intangible assets
   acquired                                                          22             22
                                                                 ------         ------
                                                                  1,133          1,897

 INCOME (LOSS) BEFORE INCOME TAXES                                  385           (736)
INCOME TAX EXPENSE (BENEFIT)                                        131         (1,120)
                                                                 ------         ------
 NET INCOME                                                      $  254         $  384
                                                                 ======         ======

Basic Earnings Per Share                                         $ 0.11         $ 0.26
                                                                 ======         ======

Diluted Earnings per share                                       $ 0.11         $ 0.26
                                                                 ======         ======

                ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                          (Unaudited and in thousands)

                                                                                    For the Three Months Ended
                                                                                              March 31,
                                                                                -----------------------------------
                                                                                      1998              1997
                                                                                -----------------  ----------------
Cash flows from operating activities
Net income                                                                            $  254           $   384
Adjustments to reconcile net income to net cash provided
by operating activities
  Deferred income taxes                                                                  120            (1,120)
  Write-off of intangibles                                                                --               471
  Depreciation and amortization of furniture, equipment,
    and leasehold improvements                                                            55                50
  Amortization of intangible assets acquired                                              21                36
  Decrease (increase) in accrued interest receivable                                     (66)               --
  Accrued interest on note to stockholder                                                 --                19
  Net loss (gain) on sale of loans, equipment, and other real estate owned                (3)               --
  Provision for credit losses                                                             75               237
  Other                                                                                 (181)              263
                                                                                      ------            ------

    Net cash provided by operating activities                                         $  275            $  340
                                                                                      ------            ------
Cash flows from investing activities
  Net increase in loans                                                               (1,971)              (32)
  Investment in securities - held-to-maturity                                             --            (1,899)
  Investment in securities - available-for-sale                                      (12,082)               --
  Proceeds from redemption of securities
    and principal repayments                                                          13,970             4,886
  Net decrease (increase) in federal funds sold                                       (2,985)           (3,659)
  Net decrease (increase) in securities purchased
    under agreement to resell                                                             --               487
  Proceeds from sale of equipment                                                         13                --
  Purchase of furniture, equipment, and leasehold improvements                           (17)               (3)
                                                                                      ------            ------
    Net cash used in investing activities                                            $(3,072)            $(220)
                                                                                      ------            ------

                                                                                                    (Continued)

                                                                                     For the Three Months Ended
                                                                                              March 31,
                                                                                -----------------------------------
                                                                                      1998              1997
                                                                                -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                   $  2,437          $(3,549)
Net increase (decrease) in securities sold
 under agreements to repurchase                                                            438              797
                                                                                      --------          -------
 Net cash provided by financing activities                                              $2,875          $(2,752)
                                                                                      --------          -------
Net increase (decrease) in cash                                                             78           (2,632)
Cash, beginning of period                                                                5,611            6,084
                                                                                      --------          -------
Cash, end of period                                                                     $5,689           $4,452
                                                                                      ========           ======
Supplemental cash flow information
 Interest paid on deposits and repurchase agreements                                    $  954           $  739
 Income taxes paid                                                                      $    5           $   --

                ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                  THE THREE MONTH PERIOD ENDED MARCH 31, 1998
                             (Dollars in thousands)

                                                                                                      Unrealized
                                                                                                        Loss on
                                                                                      Accumulated     Investment
                                                        Common Stock                    Deficit       Securities      Total
                                         -------------------------------------------
                                             Shares        Par Value     Surplus
                                         ---------------  ------------ ------------- --------------  -------------- -----------
BALANCE, DECEMBER 31, 1997                    2,312,306        $23        $13,135       $(2,078)           $7         $11,087
Net income                                           --         --             --           254            --             254
Changes in unrealized loss                           --         --             --            --            (6)             (6)
                                              ---------        ---        -------       -------            --         -------
BALANCE, MARCH 31, 1998 (UNAUDITED)           2,312,306        $23        $13,135       $(1,824)           $1         $11,335
                                              =========        ===        =======       ========           ==         =======

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND DECEMBER 31, 1997

         Total assets at March 31, 1998 were $123.9 million an increase of $3.0 million or 2.51% from total assets at December 31, 1997 of $120.8 million. The increase was due to an increase in federal funds sold and other overnight investments of $3.0 million or 14.39%. In addition, net loans grew $1.9 million or 1.60% of total assets, and investment securities - held to maturity decreased $2.0 million or 49.89%.

         Net loans receivable at March 31, 1998 were $72.9 million, an increase of $2.0 million or 2.72% from net loans receivable of $70.9 million at December 31, 1997. The increase was due to a $3.0 million increase in real estate and construction loans and was partially offset by a $1.5 million decrease in commercial loans.

         The allowance for credit losses increased $28,000 or 2.38% to $1,205,000 at March 31, 1998 from $1,177,000 at December 31, 1997. The increase in the allowance for loan losses was due primarily to additional general reserves. Management makes periodic provisions to the allowance for loan losses to maintain the allowance at an acceptable level commensurate with management's assessment of the credit risk inherent in the loan portfolio. At March 31, 1998 and 1997 the allowance for credit losses to total assets was 0.97% respectively.

         Deferred income taxes decreased $120,000 or 15.67% to $646,000 from $766,000 at December 31, 1997. The Company recorded federal tax expense of $131,000 for the quarter ended March 31, 1998 reflecting an effective federal tax rate of 34%.

         Deposits of $98.5 million at March 31, 1998 represent a $2.4 million or 2.52% increase from December 31, 1997 deposits of $96.0 million. The increase was due to a $3.2 million increase in savings and money market accounts and was partially offset by a $1.0 million decrease in non-interest bearing deposits.

         Stockholders' equity increased $248,000 during the first three months of 1998 as a result of an increase in net retained earnings of $254,000, offset by a increase of $6,000 in the unrealized loss on investments in available for sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
  1997.

         General. Net income for the three months ended March 31, 1998 totaled $254,000 or $0.11 per share as compared to $384,000 or $0.26 per share for the three months ended March 31, 1997. The decrease in net income is attributed mainly to a one time recognition of a deferred tax benefit in the amount of $1.1 million at March 31, 1997, as a result of the Company recording the tax effect of net operating loss carryforwards and other deferred tax assets, and was partially offset by a $830,000 one time restructuring expense relating to the revised business strategy implemented by the board of directors in February 1997. At March 31, 1998 the net interest margin decreased to 5.01% at March 31, 1998 from 5.53% at March 31, 1997. The decrease in the net interest margin was the result of a decrease in the net yield on earning assets from 8.88% at March 31, 1997 to 8.47% at March 31, 1998, and an increase in the cost of interest bearing liabilities from 3.84% at March 31, 1997 to 4.04% at March 31, 1998. During the quarter ended March 31, 1998, the provision for loan losses decreased by $162,000, and other income increased by $21,000 mainly due to increased service fees and charges.

         During the period March 31, 1997 to March 31, 1998, the Company's average number of common shares outstanding increased by 833,334 due to the successful completion of its public stock offering that closed on September 30, 1997. The increased number of shares contributed in part, to the lower earnings per share at March 31, 1998.

         Net interest income. Net interest income increased $174,000 or 13.93% for the three months ended March 31, 1998 to $1.4 million from $1.2 million for the three months ended March 31, 1997, due primarily to an increase in interest income of $409,000, offset by an increase in interest expense of $235,000.

         The increase in interest income was derived primarily from interest on federal funds sold which increased $140,000 or 93.33% from $150,000 at March 31, 1997 to $290,000 at March 31, 1998, and investment securities which increased $176,000 or 145.45% from $121,000 at March 31, 1997 to $297,000 at March 31,
1998. This increase was due primarily to an increase in the average balance of federal funds sold from $9.6 million at March 31, 1997 to $21.8 million at March 31, 1998, and a increase in the average balance of investment securities from $11.1 million at March 31, 1997 to $20.0 million at March 31, 1998. Interest on loans receivable increased $93,000 or 5.38% from $1.7 million for the three months ended March 31, 1997 to $1.8 million for the three months ended March 31, 1998. This increase was due primarily to an increase in the average balance of loans receivable from $69.3 million for the three months ended March 31, 1997 to $72.0 million for the three months ended March 31, 1998 and an increase in the average yield on loans receivable from 9.97% at March 31, 1997 to 10.13% at March 31, 1998.

         Interest expense increased $235,000 or 31.29% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, due primarily to an increase in the average volume of deposits from $79.7 million for the three months ended March 31, 1997 to $98.9 million for the three months ended March 31, 1998. In addition, the average cost of interest bearing liabilities increased from 3.84% at March 31, 1997 to 4.04% at March 31, 1998.

         Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 1998 and 1997 totaled $75,000 and $237,000 respectively. The decrease in the provision for loan losses from March 31, 1997 to March 31, 1998 was mainly attributable to the implementation of specific reserves on certain commercial loans identified by management at March 31, 1997 in connection with the revised business strategy adopted by the Board of Directors in February 1997.

          Other Income. Other income increased $21,000 or 14.09% to $170,000 for the three months ended March 31, 1998 from $149,000 for the three months ended March 31, 1997. The increase in other income was primarily due to the implementation of ATM surcharge fees beginning in May 1997 and an increase of fees and charges on deposit accounts.

         Operating Expense. Operating expense decreased $764,000 or 40.27% from $1.9 million for the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998. The decrease in operating expenses was primarily due to a one time restructuring expense of $830,000 at March 31, 1997 resulting from the implementation of a revised business strategy by the Board of Directors and senior management beginning in February 1997. The restructuring expense included $471,000 of goodwill written off in relation to the intangible assets acquired in the June 1990 acquisition of a failed savings and loan association, severance payments and benefits of $136,000, branch consolidation expense of $119,000, $50,000 of expense related to the termination of a planned de novo bank organization in accordance with Mr. Marhefka's employment agreement, and various other expenses of $54,000. Personnel expense increased $64,000 or 10.44% from $517,000 for the three months ended March 31, 1997 to $571,000 for the three months ended March 31, 1998, due mainly to additional staff in the Company's Real Estate Lending and Mortgage Banking departments.

       Income Tax Expense. The Company had approximately $2.1 million of net operating loss carryforwards at March 31, 1998. The Company recorded income tax expense for the three month period ended March 31, 1998 of $131,000 based on a federal income tax rate of 34% which reduced the deferred tax asset established at March 31, 1998 of $766,000 to $646,000.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Certificate of Incorporation of Annapolis National Bancorp, Inc.*

                  3.2      Bylaws of Annapolis National Bancorp, Inc.*

                  10.1 Employment contract between Annapolis National Bancorp, Inc. and John W. Marhefka Jr.*

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

         ANNAPOLIS NATIONAL BANCORP, INC.
                 (Registrant)

         Date:     5/15/98                   /s/ John W. Marhefka, Jr.
               -----------                   -------------------------
                                                 John W. Marhefka, Jr.
                                                 Chief Executive Officer

         Date:     5/15/98                   /s/ Russell J. Grimes Jr.
               -----------                   -------------------------
                                                 Russell J.Grimes Jr.
                                                 Chief Financial Officer