Form 10QSB
period 1998-06-30
ANNAPOLIS NATIONAL BANCORP INC
filed 1998-08-14
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1998    Commission File Number 0-22961
                               -------------                           -------

                        ANNAPOLIS NATIONAL BANCORP, INC.
                      ------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Maryland                                52-1648903
           --------                                ----------
(State or other Jurisdiction of       (I.R.S. Employer Identification No.)
 Incorporation or Organization)


        180 Admiral Cochrane Drive, Suite 300, Annapolis, Maryland 21401
       ------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (410) 224-4455
                                ----------------
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     (1)     YES   X        NO
                                  ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At June 30, 1998, the Registrant had 2,312,306 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format

                             YES            NO   X
                                                ---

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----
      Item 1 - Financial Statements
      Consolidated Balance Sheets as of June 30, 1998 and
        December 31, 1997                                                    1
      Consolidated Income Statements for the Three Months Ended
        June 30, 1998 and 1997 and for the Six Months Ended
        June 30, 1998 and 1997                                               2
      Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 1998 and 1997                                           3 - 4

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       5 - 8


PART II - OTHER INFORMATION
---------------------------
      Item 1 - Legal Proceedings                                             9

      Item 2 - Changes in Securities                                         9

      Item 3 - Defaults Upon Senior Securities                               9

      Item 4 - Submission of Matters to a Vote of Security Holders           9

      Item 5 - Other Information                                             9

      Item 6 - Exhibits and Reports on Form 8-K                             10


SIGNATURES                                                                  11

                         PART I - FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                Annapolis National Bancorp, Inc. and Subsidiary
                          Consolidated Balance Sheets
                   As of June 30, 1998 and December 31, 1997
                                 (In thousands)

                                                            (Unaudited)     (Audited)
                                                              June 30,     December 31,
                                                               1998           1997
                                                            -----------    ------------
ASSETS
  Cash and due from banks                                    $  3,878         $  5,611
  Federal funds sold and other overnight investments           31,481           20,744
  Federal Reserve Bank stock, at cost                             330              327
  Investment securities available-for-sale                     11,829           16,238
  Investment securities held-to-maturity                        1,996            3,975
  Loans, less allowance for credit losses                      74,006           70,985
  Premises and equipment                                        1,171            1,239
  Core deposits and other intangible assets
    acquired                                                      173              216
  Accrued interest receivable                                     606              516
  Deferred income taxes                                           497              766
  Other real estate owned                                          91               43
  Other assets                                                    214              167
                                                             --------         --------

       Total assets                                          $126,272         $120,827
                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits
      Noninterest-bearing                                    $ 12,191         $ 10,330
      Interest-bearing                                         91,708           85,732
                                                             --------         --------
             Total deposits                                   103,899           96,062
  Securities sold under agreements to
    repurchase                                                 10,434           13,306
  Accrued interest and other liabilities                          320              372
                                                             --------         --------
       Total liabilities                                      114,653          109,740
                                                             --------         --------

  Stockholders' equity
    Preferred stock - $.01 par value                         $     --         $     --
    Common stock - $.01 par value                                  23               23
    Capital surplus                                            13,135           13,135
    Accumulated deficit                                        (1,524)          (2,078)
    Unrealized losses on investments in available
       for sale securities                                        (15)               7
                                                             --------         --------

       Total stockholders' equity                              11,619           11,087
                                                             --------         --------

       Total liabilities and stockholders' equity            $126,272         $120,827
                                                             ========         ========

                Annapolis National Bancorp, Inc. and Subsidiary

                       Consolidated Statements of Income
            For The Three Month Periods Ended June 30, 1998 and 1997
             And The Six Month Periods Ended June 30, 1998 and 1997

                          (Unaudited and in thousands)

                                                          For the Three Months        For the Six Months
                                                                 Ended                       Ended
                                                                June 30                     June 30,
                                                         ----------------------------------------------------
                                                           1998           1997           1998           1997
                                                         -------        -------        -------        -------
Interest income
  Loans                                                   $1,889         $1,902         $3,711         $3,631
  Investment securities                                      228            188            518            338
  Federal funds sold and securities purchased                356            186            653            307
                                                          ------         ------         ------         ------
    Total interest income                                  2,473          2,276          4,882          4,276
                                                          ------         ------         ------         ------

Interest expense
  Interest bearing deposits                                  917            813          1,802          1,490
  Securities sold under agreements to repurchase              88             60            190            114
  Interest on notes payable                                  ---             20            ---             39
                                                          ------         ------         ------         ------
    Total interest expense                                 1,005            893          1,992          1,643
                                                          ------         ------         ------         ------
    Net interest income                                    1,468          1,383          2,890          2,633

  Provision for credit losses                                 75             82            150            319
                                                          ------         ------         ------         ------
    Net interest income after provision
       for credit losses                                   1,393          1,301          2,740          2,314
                                                          ------         ------         ------         ------

Non-interest Income
  Service charges and fees                                   111            124            226            186
  Mortgage banking fees                                       21             23             35             41
  Other income                                                69             41            110            109
                                                          ------         ------         ------         ------
      Total non-interest income                              201            188            371            336
                                                          ------         ------         ------         ------

Non-interest Expense
  Personnel                                                  582            544          1,164          1,060
  Occupancy and equipment                                    138            142            278            288
  Restructuring                                               --             --             --            796
  Other operating expenses                                   397            366            787            769
  Amortization of intangible assets
   acquired                                                   22             22             43             58
                                                          ------         ------         ------         ------
          Total non-interest expense                       1,139          1,074          2,272          2,971
                                                          ------         ------         ------         ------

  Income (loss) before income taxes                          455            415            839           (321)
Income tax expense (benefit)                                 155            141            285           (978)
                                                          ------         ------         ------         ------
  Net income                                              $  300         $  274         $  554         $  657
                                                          ======         ======         ======         ======

Basic earnings Per Share                                  $ 0.13         $ 0.19         $ 0.24         $ 0.44
                                                          ======         ======         ======         ======

Diluted earnings per share                                $ 0.13         $ 0.19         $ 0.24         $ 0.44
                                                          ======         ======         ======         ======

                Annapolis National Bancorp, Inc. and Subsidiary

                      Consolidated Statement of Cash Flows
             for the Six Month Periods Ended June 30, 1998 and 1997

                          (Unaudited and in thousands)

                                                                                   For the Six Months Ended
                                                                                            June 30,
                                                                                   ------------------------
                                                                                     1998            1997
                                                                                   --------        --------
Cash flows from operating activities
Net income                                                                         $    554         $   657
Adjustments to reconcile net income to net cash provided
  by operating activities
  Deferred income taxes                                                                 269            (978)
  Write-off of intangibles                                                              ---             471
  Depreciation and amortization of furniture, equipment,
   and leasehold improvements                                                            94              99
  Amortization of intangible assets acquired                                             43              57
  Decrease (increase) in accrued interest receivable                                    (90)            (87)
  Accrued interest on note to stockholder                                               ---              39
  Net loss (gain) on sale of loans, equipment, and other real estate owned               (3)            ---
  Provision for credit losses                                                           150             319
  Other                                                                                (218)            320
                                                                                   --------         -------
     Net cash provided by operating activities                                     $    799         $   897
                                                                                   --------         -------
Cash flows from investing activities
  Net increase in loans                                                              (3,123)         (5,654)
  Investment in securities - held-to-maturity                                           ---          (1,899)
  Investment in securities - available-for-sale                                     (24,585)        (10,093)
  Proceeds from redemption of securities
   and principal repayments                                                          30,970          10,000
  Net decrease (increase) in federal funds sold                                     (10,737)         (2,469)
  Net decrease (increase) in securities purchased
   under agreement to resell                                                            ---          (3,055)
  Proceeds from sale of equipment                                                        13             ---
  Purchase of furniture, equipment, and leasehold improvements                          (35)            (13)
                                                                                   --------        --------
     Net cash used in investing activities                                         $ (7,497)       $(13,183)
                                                                                   --------        --------

                                                                    (Continued)

                                                                                   For the Six Months Ended
                                                                                            June 30,
                                                                                   ------------------------
                                                                                     1998            1997
                                                                                   --------        --------
Cash flows from financing activities
Net increase (decrease) in deposits                                                $  7,837         $  8,614
Net increase (decrease) in securities sold
 under agreements to repurchase                                                      (2,872)           1,676
                                                                                   --------         --------
 Net cash provided by financing activities                                            4,965           10,290
                                                                                   --------         --------
Net increase (decrease) in cash                                                      (1,733)          (1,996)
Cash, beginning of period                                                             5,611            6,084
                                                                                   --------         --------
Cash, end of period                                                                $  3,878         $  4,088
                                                                                   ========         ========


Supplemental cash flow information:
 Interest paid on deposits and repurchase agreements                               $  1,950         $  1,578
 Income taxes paid                                                                 $      5              ---

Item 2 - Management Discussion and Analyses of Financial Condition and Results of Operation


Comparison of Financial Condition at June 30, 1998 and December 31, 1997

         Total assets at June 30, 1998 were $126.3 million an increase of $5.4 million or 4.5% from total assets at December 31, 1997 of $120.8 million. The increase was due to an increase in federal funds sold and other overnight investments of $10.7 million or 51.8%. In addition, net loans grew $3.0 million or 2.4% of total assets, and investment securities decreased $6.4 million or 31.6%.

         Net loans receivable at June 30, 1998 were $74.0 million, an increase of $3.0 million or 4.26% from net loans receivable of $71.0 million at December 31, 1997. The increase was due to a $7.0 million increase in real estate and construction loans and was partially offset by a $3.8 million decrease in commercial loans.

         The allowance for credit losses increased $102,000 or 8.7% to $1,279,000 at June 30, 1998 from $1,177,000 at December 31, 1997. The increase in the allowance for credit losses was due primarily to additional general reserves. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management's assessment of the credit risk inherent in the loan portfolio. At June 30, 1998 and 1997 the allowance for credit losses to total assets was 1.0% and 0.97% respectively.

         Deferred income taxes decreased $269,000 or 35.1% to $497,000 from $766,000 at December 31, 1997. The Company recorded federal tax expense of $285,000 for the six months ended June 30, 1998 reflecting an effective federal tax rate of 34%.

         Deposits of $103.9 million at June 30, 1998 represent a $7.8 million or 8.2% increase from December 31, 1997 deposits of $96.1 million. The increase was due to a $1.8 million or 2.2% increase in non-interest-bearing accounts and a $6.0 million or 6.0% increase in interest bearing deposits.

         Stockholders' equity increased $532,000 for the six months ended June 30, 1998 due to an increase in net retained earnings of $554,000, offset by a increase of $22,000 in the unrealized loss on investments in available for sale securities.






Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997.

         General. Net income for the six months ended June 30, 1998 totaled $554,000 or $0.24 per basic share as compared to $657,000 or $0.44 per basic share for the six months ended June 30, 1997. The decrease in net income can be attributed mainly to a one time recognition of a deferred tax adjustment in the amount of $1.1 million in 1997 as a result of the Company recording the tax effect of net operating loss carryforwards and other deferred tax assets. The increase was partially offset a $796,000 one time restructuring expense resulting from the revised business strategy implemented by the Board of Directors in February 1997. Also, at June 30, 1998, the net interest margin decreased to 5.17% from 5.55% at June 30, 1997. The decrease in the net interest margin was the result of an decrease in the average rate on earning assets from 9.07% at June 30, 1997 to 8.60% at June 30, 1998, and an increase in the cost of interest bearing liabilities from 3.97% at June 30, 1997 to 4.08% at June 30, 1998. The decrease in basic earnings per share can be attributed in part to an additional 833,334 shares of common stock issued in connection with the Company's successful stock offering which closed on September 30, 1997.

         Net Interest Income. Net interest income increased $257,000 or 9.8% for the six months ended June 30, 1998 to $2.9 million from $2.6 million for the six months ended June 30, 1997, due primarily to an increase in interest income of $606,000 and was partially offset by an increase in interest expense of $349,000.

         The increase in interest income was derived primarily from interest on federal funds and other overnight investments which increased $346,000 or 112.7% from $307,000 for the six months ended June 30, 1997 to $653,000 for the six months ended June 30, 1998. This increase was due primarily to an increase in the average balance of $12.0 from $11.8 million at June 30, 1997 to $23.8 million at June 30, 1998 and an increase of $180,000 or 53.3% of interest on investment securities as a result of an increase in the average balance of $5.8 million or 48.7% from $11.9 million at June 30, 1997 to $17.8 million at June 30, 1998.

         Interest expense increased $349,000 or 21.2% for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, due primarily to a increase in the average balance of interest bearing deposits of $14.9 million or 17.8% from $83.7 million at June 30, 1997 to $98.6 million at June 30, 1998 and an increase in the cost of deposits from 3.97% at June 30, 1997 to 4.08% at June 30, 1998.

         Provision for Credit Losses. The provision for credit losses for the six months ended June 30, 1998 and 1997 totalled $150,000 and $319,000 respectively. The decrease in the provision for credit losses at June 30, 1998 was primarily attributable to fewer additional specific reserves on commercial loans.





Non-Interest Income. Non-interest income, which is comprised primarily of fees and charges on deposit accounts, increased $35,000 or 10.4% to $371,000 at June 30, 1998 from $336,000 at June 30, 1997. The increase in non-interest income was primarily due to an increase in fees and charges on deposit accounts of $40,000 and $26,000 of other income realized on a bad debt previously written off.

Non-Interest Expense. Non-Interest expense decreased $699,000 or 23.5% for the six months ended June 30, 1998 from $3.0 million for the six months ended June 30, 1997 to $2.3 million for the six months ended June 30, 1998. The decrease in non-interest expense was due primarily to a one time restructuring expense of $796,000 for the six months ended June 30, 1997 resulting from the implementation of a revised business strategy adopted by the Board of Directors. Compensation expense increased $104,000 or 9.8% for the six months ended June 30, 1998 from $1.06 million for the six months ended June 30, 1997 to $1.2 million for the six months ended June 30, 1998, due additional loan personnel in the real estate and mortgage banking departments and incentive compensation paid for loan origination's.

         Income Tax Expense. The Company recorded income tax expense for the six month period ended June 30, 1998 of $285,000. The Company's federal tax rate is approximately 34%.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and
1997.

         General. Net income for the three months ended June 30, 1998 totaled $300,000 or $0.13 per basic share as compared to $274,000 or $0.19 per basic share for the three months ended June 30, 1997. The increase in net income can be attributed mainly to an increase in net interest income which increased $85,000 or 6.2% at June 30, 1998, and an increase in non-interest income of $13,000 or 6.9% which was partially offset by an increase in non-interest expense of $65,000 or 6.1%.

         Interest Income. The increase in interest income was derived primarily from interest on federal funds and other overnight investments which increased $170,000 or 91.4% from $186,000 for the three months ended June 30, 1997 to $356,000 for the three months ended June 30, 1998. This increase was due primarily to an increase in the average balance of federal funds and other overnight investments of $11.8 million from $14.0 million for the three months ended June 30, 1997 to $25.8 million for the three months ended June 30, 1998. Interest on investment securities increased $40,000 or 21.3% from $188,000 for the three months ended June 30, 1997 to $228,000 for the three months ended June 30, 1998 due to an increase in the average balance of $2.9 million from $12.8 million at June 30, 1997 to 15.7 million at June 30, 1998.







         Interest Expense. Interest expense increased $112,000 or 12.5% for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, due primarily to an increase in the average volume of deposits from $87.6 million for the three months ended June 30, 1997 to $98.2 million for the three months ended June 30, 1998 and an increase in the cost of interest bearing liabilities from 4.09% for the three months ended June 30, 1997 to 4.15% for the three months ended June 30, 1998.


         Provision for Credit Losses. The provision for credit losses for the three months ended June 30, 1998 and 1997 totalled $75,000 and $82,000 respectively. The decrease in the provision for credit losses at June 30, 1998 reflected management's assessment of the credit risk in the loan portfolio.

         Non-Interest Income. Non-interest income increased $13,000 or 6.9% to $201,000 for the three months ended June 30, 1998 from $188,000 for the three months ended June 30, 1997. The increase in non-interest income was primarily due to $26,000 of other income realized on a bad debt previously written off.

         Non-Interest Expense. Non-interest expense increased $65,000 or 6.1% for the three months ended June 30, 1998. The increase in non-interest expenses was primarily due to a $38,000 increase in compensation and related expenses and a increase in data processing expense due to an increase in the volume of transaction accounts.

         Income Tax Expense. The Company recorded income tax expense for the three month period ended June 30, 1998 of $155,000 based on a federal tax rate of 34% which reduced the deferred tax asset established at March 31, 1997 to $497,000.


         Comprehensive Income. Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income which includes unrealized gains and losses not recognized in net income. Unrealized gains and losses on available-for-sale securities which have been reported as a separate component of stockholders' equity are included in comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity.

Part II - Other Information

Item 1 - Legal Proceedings

            Other than the civil action discussed below, the Company is not involved in any legal proceedings at this time other than those occurring in the ordinary course of business. The Company is involved in a civil action filed by a shareholder against the Company and John W. Marhefka, Jr., in the United States District Court for the District of Maryland on March 11, 1998. The shareholder alleges federal and state securities law claims and seeks $160,000 in damages arising from the transfer of Company stock by the shareholder to a family trust. The Company believes the lawsuit is baseless and intends to vigorously defend against it.

Item 2 - Changes in Securities

            None

Item 3 - Defaults Upon Senior Securities

            None

Item 4 - Submission of Matters to a Vote of Security Holders

            The Company held its annual meeting on April 23, 1998 at the Annapolis Holiday Inn, 210 Holiday Court, Annapolis, Md. 21401 at 6:00 p.m. The Company received the following shares voted for the election of directors:

                                         For         Percentage     Withheld
            Stanley J. Klos           1,979,907         85.6%          800
            Richard M. Lerner         1,979,907         85.6%          800
            John W. Marhefka Jr.      1,979,907         85.6%          800
            Stanley H. Katsef         1,979,907         85.6%          800

            The Company received the following shares voted for the nomination of Rowles & Company, LLP, to perform the annual audit for the year ending December 31, 1998.

                                         For     Percentage   Against   Abstain
                                      1,975,057     85.4%       450      5,200
Item 5 - Other Information

            None

Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibits
              3.1 Certificate of Incorporation of Annapolis National Bancorp, Inc.*

              3.2    Bylaws of Annapolis National Bancorp, Inc.*

              10.1 Employment contract between Annapolis National Bancorp, Inc. and John W. Marhefka Jr.

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

         ANNAPOLIS NATIONAL BANCORP, INC.
                   (Registrant)

         Date:  8/14/98                     /s/ John W. Marhefka, Jr.
              ___________                  _____________________________
                                            John W. Marhefka, Jr.
                                            Chief Executive Officer




         Date:  8/14/98                     /s/ Russell J. Grimes Jr.
              ___________                  _____________________________
                                            Russell J.Grimes Jr.
                                            Chief Financial Officer