Form 10-Q
period 1998-09-30
ANNAPOLIS NATIONAL BANCORP INC
filed 1998-11-16
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1998
                               -----------------

Commission File Number 0-22961
                       -------

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

                        (1)   YES     X               NO
                                 ----------             -----------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At November 13, 1998, the Registrant had 2,312,306 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format

                             YES               NO      X
                                 ----------       -----------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----
      Item 1 - Financial Statements
      Consolidated Balance Sheets as of September 30, 1998 and
      December 31, 1997                                                      1
      Consolidated Income Statements for the Three Months Ended
      September 30, 1998 and 1997 and for the Nine Months Ended
      September 30, 1998 and 1997                                            2
      Consolidated Statements of Cash Flows for the Nine Months Ended
      September 30, 1998 and 1997                                          3 - 4

      Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            5 - 9


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                            10

      Item 2 - Changes in Securities                                        10

      Item 3 - Defaults Upon Senior Securities                              10

      Item 4 - Submission of Matters to a Vote of Security Holders          10

      Item 5 - Other Information                                            10

      Item 6 - Exhibits and Reports on Form 8-K                             10


SIGNATURES........................................................          12

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                 Annapolis National Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                  As of September 30, 1998 and December 31, 1997
                                 (In thousands)

                                                         (Unaudited)      (Audited)
                                                        September 30,    December 31,
                                                            1998             1997
                                                        -------------    ------------
Assets
 Cash and due from banks                                   $  3,904         $  5,611
 Federal funds sold and other overnight investments          15,675           20,744
 Federal Reserve Bank stock, at cost                            330              327
 Investment securities available-for-sale                    12,895           16,238
 Investment securities held-to-maturity                       1,997            3,975
 Loans, less allowance for credit losses                     81,447           70,985
 Premises and equipment                                       2,521            1,239
 Core deposits and other intangible assets
   acquired                                                     151              216
 Accrued interest receivable                                    817              516
 Deferred income taxes                                          374              766
 Other real estate owned                                         91               43
 Other assets                                                   324              167
                                                           --------         --------

     Total assets                                          $120,526         $120,827
                                                           ========         ========

Liabilities And Stockholders' Equity
 Deposits
   Noninterest-bearing                                     $ 11,252          $10,330
   Interest-bearing                                          87,388           85,732
                                                           --------         --------
     Total deposits                                          98,640           96,062
 Securities sold under agreements to
   repurchase                                                 9,635           13,306
 Accrued interest and other liabilities                         358              372
                                                           --------         --------
     Total liabilities                                      108,633          109,740
                                                           --------         --------

 Stockholders' equity
   Preferred stock - $.01 par value                        $     --         $     --
   Common stock - $.01 par value                                 23               23
   Capital surplus                                           13,135           13,135
   Accumulated deficit                                      (1,280)          (2,078)
   Unrealized losses on investments in available
     for sale securities                                         15                7
                                                           --------         --------

     Total stockholders' equity                              11,893           11,087
                                                           --------         --------

     Total liabilities and stockholders' equity            $120,526         $120,827
                                                           ========         ========

                 Annapolis National Bancorp, Inc. and Subsidiary

                        Consolidated Statements of Income
          For The Three Month Periods Ended September 30, 1998 and 1997
           And The Nine Month Periods Ended September 30, 1998 and 1997

                          (Unaudited and in thousands)

                                                 For the Three Months   For the Nine Months
                                                         Ended                Ended
                                                     September 30,          September 30,
                                                 --------------------   -------------------
                                                   1998       1997         1998     1997
                                                 --------- ----------   -------------------
Interest income
 Loans                                            $1,893     $1,943       $5,566   $5,573
 Investment securities                               240        307          758      645
 Federal funds sold and securities purchased         310        182          963      489
                                                  ------     ------       ------   ------
   Total interest income                           2,443      2,432        7,287    6,707

Interest expense
 Interest bearing deposits                           890        890        2,693    2,384
 Securities sold under agreements to repurchase       99         98          288      177
 Interest on notes payable                           ---         20          ---       59
                                                  ------     ------       ------   ------
   Total interest expense                            989      1,008        2,981    2,655
                                                  ------     ------       ------   ------
   Net interest income                             1,454      1,424        4,306    4,052

 Provision for credit losses                          75         75          225      394
                                                  ------     ------       ------   ------
   Net interest income after provision
      for credit losses                            1,379      1,349        4,081    3,658
                                                  ------     ------       ------   ------

Non-interest Income
 Service charges and fees                            110        147          342      308
 Mortgage banking fees                                37         27           71       69
 Other income                                         48         40          153      177
                                                  ------     ------       ------   ------
      Total non-interest income                      195        214          566      554
                                                  ------     ------       ------   ------

Non-interest Expense
 Personnel                                           634        512        1,760    1,572
 Occupancy and equipment                             142        136          420      424
 Restructuring                                        --         --           --      796
 Other operating expenses                            406        397        1,193    1,166
 Amortization of intangible assets
   acquired                                           22         22           65       79
                                                  ------     ------       ------   ------
          Total non-interest expense               1,204      1,067        3,438    4,037
                                                  ------     ------       ------   ------

 Income (loss) before income taxes                   370        496        1,209      175
Income tax expense (benefit)                         126        168          411    (817)
                                                  ------     ------       ------   ------
 Net income                                       $  244     $  328       $  798   $  992
                                                  ======     ======       ======   ======

Basic earnings Per Share                          $ 0.11     $ 0.22       $ 0.35   $ 0.67
                                                  ======     ======       ======   ======

Diluted earnings per share                        $ 0.11     $ 0.22       $ 0.34   $ 0.67
                                                  ======     ======       ======   ======

                 Annapolis National Bancorp, Inc. and Subsidiary

                      Consolidated Statement of Cash Flows
           for the Nine Month Periods Ended September 30, 1998 and 1997

                          (Unaudited and in thousands)

                                                                For the Nine Months Ended
                                                                      September 30,
                                                                -------------------------
                                                                    1998           1997
                                                                ------------    ---------
Cash flows from operating activities
Net income                                                        $    798      $    992
Adjustments to reconcile net income to net cash provided
by operating activities
 Deferred income taxes                                                 392          (817)
 Write-off of intangibles                                              ---           471
 Depreciation and amortization of furniture, equipment,
   and leasehold improvements                                          141           148
 Amortization of intangible assets acquired                             65            79
 Decrease (increase) in accrued interest receivable                   (301)         (166)
 Accrued interest on note to stockholder                               ---          (215)
 Net loss (gain) on sale of loans, equipment, and
   other real estate owned                                              (3)          ---
 Provision for credit losses                                           225           394
 Other                                                                (428)         (232)
                                                                  --------      --------
   Net cash provided by operating activities                      $    889      $    654
                                                                  --------      --------
Cash flows from investing activities
 Net increase in loans                                             (10,471)      ($4,325)
 Investment in securities - held-to-maturity                           ---        (2,247)
 Investment in securities - available-for-sale                     (38,579)      (42,852)
 Proceeds from redemption of securities
   and principal repayments                                         41,418        37,750
 Proceeds form sale of available for sale securities                 2,479           ---
 Net decrease (increase) in federal funds sold                       5,069       (15,697)
 Net decrease (increase) in securities purchased
   under agreement to resell                                           ---         4,750
 Proceeds from sale of equipment                                        13           ---
 Purchase of land                                                   (1,389)          ---
 Purchase of furniture, equipment, and leasehold improvements          (43)          (26)
                                                                  --------      --------
   Net cash used in investing activities                          $ (1,503)     $(22,647)
                                                                  --------      --------

                                                                     (Continued)

                                                                For the Nine Months Ended
                                                                      September 30,
                                                                -------------------------
                                                                    1998           1997
                                                                ------------    ---------
Cash flows from financing activities
Net increase (decrease) in deposits                               $  2,578      $ 10,061
Net increase (decrease) in securities sold
 under agreements to repurchase                                     (3,671)        7,125
                                                                  --------
Principal repayment of note payable to stockholder                                  (848)
Net proceeds from sale of common stock                                             4,509
                                                                                --------
 Net cash provided by financing activities                          (1,093)       20,847
                                                                  --------
Net increase (decrease) in cash                                     (1,707)       (1,146)
Cash, beginning of period                                            5,611         6,084
                                                                  --------      --------
Cash, end of period                                               $  3,904      $  4,938
                                                                  ========      ========

Supplemental cash flow information:
 Interest paid on deposits and repurchase agreements              $  2,946      $  2,565
 Income taxes paid                                                $      5           ---

Item 2 - Management Discussion and Analyses of Financial Condition and Results of Operation

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

      Total assets at September 30, 1998 were $120.5 million a decrease of $301,000 or 0.25% from total assets at December 31, 1997 of $120.8 million. The decrease reflected a shift in interest earning assets from lower yielding short term liquid assets to higher yielding commercial and real estate loans. Federal funds sold and other overnight investments decreased $5.1 million or 24.4%, investment securities-available for sale decreased $3.3 million or 20.6% and investment securities-held to maturity decreased $2.0 million or 49.8%. This decrease was partially offset by an increase in net loans of $10.5 million or 14.7%.

      Net loans receivable at September 30, 1998 were $81.4 million, an increase of $10.5 million or 14.7% from net loans receivable of $71.0 million at December 31, 1997. The increase was due to a $12.0 million increase in real estate and construction loans and was partially offset by a $1.9 million decrease in commercial loans.

      The allowance for credit losses increased $9,000 to $1,186,000 at September 30, 1998 from $1,177,000 at December 31, 1997. The increase in the allowance for loan losses reflects additional general reserves of $225,000 and was offset by net loans charged of $216,000. Management makes periodic provisions to the allowance for loan losses to maintain the allowance at an acceptable level commensurate with management's assessment of the credit risk inherent in the loan portfolio. At September 30, 1998 and 1997 the allowance for credit losses to total assets was 0.98% and 0.97% respectively.

      Deferred income taxes decreased $392,000 or 51.2% to $374,000 from $766,000 at December 31, 1997. The Company recorded federal tax expense of $411,000 for the nine months ended September 30, 1998 reflecting an effective federal tax rate of 34%.

      Deposits of $98.6 million at September 30, 1998 represent a $2.6 million or 2.7% increase from December 31, 1997 deposits of $96.1 million. The increase was due to a $922,000 or 8.9% increase in non-interest-bearing accounts and a $1.7 million or 1.9% increase in interest bearing deposits.

      Stockholders' equity increased $806,000 or 7.8% to $11.9 million at September 30, 1998 from $11.1 million at December 31, 1997, due to an increase in net retained earnings of $798,000, and an increase of $8,000 in the unrealized gain on investments in available for sale securities.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997.

      General. Net income for the nine months ended September 30, 1998 totaled $798,000 or $0.35 per basic share as compared to $992,000 or $0.67 per basic share for the nine months ended September 30, 1997. The decrease in net income can be attributed mainly to a one time recognition of a deferred tax adjustment in the amount of $1.1 million in 1997 as a result of the Company recording the tax effect of net operating loss carryforwards and other deferred tax assets. The increase was partially offset a $796,000 one time restructuring expense resulting from the revised business strategy implemented by the Board of Directors in February 1997. Also, at September 30, 1998, the net interest margin decreased to 5.02% from 5.45% at September 30, 1997. The decrease in the net interest margin was the result of an decrease in the average rate on earning assets from 9.02% at September 30, 1997 to 8.50% at September 30, 1998, and an increase in the cost of interest bearing liabilities from 4.02% at September 30, 1997 to 4.05% at September 30, 1998. The decrease in basic earnings per share can be attributed in part to an additional 833,334 shares of common stock issued in connection with the Company's successful stock offering which closed on September 30, 1997.

      Net Interest Income. Net interest income increased $254,000 or 6.3% for the nine months ended September 30, 1998 to $4.3 million from $4.1 million for the nine months ended September 30, 1997, due primarily to an increase in interest income of $580,000 and was partially offset by an increase in interest expense of $326,000.

      Interest Income. The increase in interest income was derived primarily from interest on federal funds and other overnight investments which increased $474,000 or 96.9% from $489,000 for the nine months ended September 30, 1997 to $963,000 for the nine months ended September 30, 1998. This increase was due primarily to a $10.9 million increase in the average balance of federal funds and other overnight investments from $12.3 million at September 30, 1997 to $23.2 million at September 30, 1998, and an increase of $113,000 or 17.5% of interest on investment securities as a result of an increase in the average balance of $2.8 million or 18.8% from $14.8 million at September 30, 1997 to $17.4 million at September 30, 1998.

            Interest Expense. Interest expense increased $326,000 or 12.3% for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, due primarily to a increase in the average balance of interest bearing deposits of $10.2 million or 11.6% from $88.3 million at September 30, 1997 to $98.5 million at September 30, 1998. The cost of deposits increased to 4.17% at September 30, 1998 from 4.09% at September 30, 1997 due mainly to an increase in the cost of certificate of deposit accounts to 5.62% at September 30, 1998 from 5.49% at September 30, 1997.

Provision for Credit Losses. The provision for credit losses for the nine months ended September 30, 1998 and 1997 totalled $225,000 and $394,000 respectively. The decrease in the provision for credit losses at September 30, 1998 was primarily attributable to fewer additional specific reserves on commercial loans.

      Non-Interest Income. Non-interest income, which is comprised primarily of fees and charges on deposit accounts, increased $12,000 or 2.2% to $566,000 at September 30, 1998 from $554,000 at September 30, 1997. The increase in non-interest income was primarily due to an increase in fees and charges on deposit accounts of $34,000 and was partially offset by a decrease in other fee income of $24,000.

      Non-Interest Expense. Non-Interest expense decreased $599,000 or 14.8% for the nine months ended September 30, 1998 from $4.0 million for the nine months ended September 30, 1997, to $3.4 million for the nine months ended September 30, 1998. The decrease in non-interest expense was due primarily to a one time restructuring expense of $796,000 for the nine months ended September 30, 1997 resulting from the implementation of a revised business strategy adopted by the Board of Directors. Compensation expense increased $188,000 or 12.0% for the nine months ended September 30, 1998 from $1.6 million for the nine months ended September 30, 1997 to $1.8 million for the nine months ended September 30, 1998, due to additional loan personnel in the real estate and mortgage banking departments and incentive compensation paid for loan originations.

      Income Tax Expense. The Company recorded income tax expense for the nine month period ended September 30, 1998 of $411,000 as compared to an income tax benefit of $817,000 for the period ended September 30, 1997. The income tax benefit was the result of a one time recognition of a deferred tax adjustment in the amount of $1.1 million in 1997 as a result of the Company recording the tax effect of net operating loss carryforwards and other deferred tax assets. The Company's federal tax rate is approximately 34%.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997.

      General. Net income for the three months ended September 30, 1998 totaled $244,000 or $0.11 per basic share as compared to $328,000 or $0.22 per basic share for the three months ended September 30, 1997. The decrease in net income can be attributed mainly to an increase in compensation expense of $122,000 and was partially offset by an increase in net interest income which increased $84,000 at September 30, 1998.

      Interest Income. The increase in interest income was derived primarily from interest on federal funds and other overnight investments which increased $128,000 or 70.3% from $182,000 for the three months ended September 30, 1997 to $310,000 for the three months ended September 30, 1998. This increase was due primarily to an increase in the average balance of federal funds and other overnight investments of $8.6 million from $13.3 million for the three months ended September 30, 1997 to $21.9 million for the three months ended September 30, 1998. Interest on investment securities decreased $67,000 or 21.8% from $307,000 for the three months ended September 30, 1997 to $240,000 for the three months ended September 30, 1998 due to a decrease in the average balance of $3.8 million from $20.4 million at September 30, 1997 to $16.5 million at September 30, 1998. Interest on loans decreased $50,000 or 2.6% from $1.943 million for the three months ended September 30, 1997 to $1.893 million at September 30, 1998. The decrease in interest income is due mainly to a decrease in the yield from 10.3% at September 30, 1997 to 9.78% at September 30, 1998.

      Interest Expense. Interest expense decreased $19,000 or 1.9% for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, due primarily to a decrease in the average cost of deposits to 4.09% at September 30, 1998 from 4.23% at September 30, 1997. This decrease was partially offset by an increase in the volume of interest bearing liabilities from $97.4 million for the three months ended September 30, 1997 to $98.2 million for the three months ended September 30, 1998.

      Provision for Credit Losses. The provision for credit losses for the three months ended September 30, 1998 and 1997 totalled $75,000 and was unchanged from September 30, 1997 reflecting management's assessment of the credit risk in the loan portfolio.

      Non-Interest Income. Non-interest income decreased $19,000 or 8.9% to $195,000 for the three months ended September 30, 1998 from $214,000 for the three months ended September 30, 1997. The decrease in non-interest income was primarily due to lower service charges and fees on accounts of $37,000 reflecting lower fees collected for non sufficient funds activity and was partially offset by an increase in mortgage banking fees of $10,000 and other fee income of $8,000.

      Non-Interest Expense. Non-interest expense increased $137,000 or 12.8% for the three months ended September 30, 1998. The increase in non-interest expenses was primarily due to a $122,000 increase in compensation and related expenses as a result of restructuring the lending departments including incentive compensation paid for loan originations.

      Income Tax Expense. The Company recorded income tax expense for the three month period ended September 30, 1998 of $126,000 based on a federal tax rate of 34% which reduced the deferred tax asset established at March 31, 1997 to $374,000.

      Comprehensive Income. Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income which includes unrealized gains and losses not recognized in net income. Unrealized gains and losses on available-for-sale securities which have been reported as a separate component of stockholders' equity are included in comprehensive income. The adoption of SFAS 130 had no material impact on the Company's net income or stockholders' equity. For the nine months ended September 30, 1998 and 1997, total comprehensive income, net of taxes, was $806,000 and $1,025,000 respectively.

      Year 2000 Compliance. As a financial institution, the Company is dependent on computer systems and applications to conduct its business. The year 2000
(Y2K) issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Many of the Company's computer programs that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations, including among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its financial products and services.

      The Company is actively engaged and is currently executing certain critical steps designed to make its computer systems, applications and facilities Y2K ready. The steps include: (i) awareness; (ii) assessment; (iii) renovation; (iv) validation; and (v) implementation. During the awareness phase, the Company identified the project team and responsibilities, prepared and allocated the project budget, defined the project scope and established program and management policies. This phase although complete continues to be reviewed. The assessment phase which entailed an inventory of software, hardware, vendors, material customers, and facilities has been completed. The renovation phase is currently in process and the Company will be utilizing internal resources to test all major mission critical systems (deposits, loans, general ledger) which are provided by an outside service bureau. The Company is in the process of converting these mission critical systems to a new service bureau. This conversion is set to take place on January 25, 1999. In conjunction with the conversion, the bank will be implementing a new year 2000 ready system at that time.

      This new service bureau platform is currently in the testing phase, and is approximately 10% complete as of October 31, 1998, with testing targeted to be completed by December 31, 1998. Completion of the renovation process for the Bank's new internal systems is targeted for January 31, 1999. Another mission critical system is the Federal Reserve software system, which is scheduled for testing in November 1998. The hardware and telecommunications software supporting this software system was renovated in October 1998. The validation phase will use test strategies that include testing of internal systems as they relate to each other and testing external interfaces with business partners. The final phase is implementation which involves the replacement of the hardware or software that is not compliant or requires updates.

      An institution wide contingency plan is being developed and is anticipated to completed by March 31, 1999, with Y2K issues incorporated as part of the business contingency planning. These plans are intended to enable the Company to continue to operate to the extent they can safely, include performing certain processes manually, repairing or obtaining replacement systems, and changing suppliers. The Company believes, however, that due to the widespread nature of the potential Y2K issues, the contingency planning process is an ongoing one which will require further modification as the Company obtains additional information regarding the Company's internal systems and equipment during the renovation and testing phases of its Y2K program and the status of third party Y2K readiness.

      The Company has budgeted $675,000 for the costs to convert the data processing system, including expenses relating to the Y2K effort. To date, the Company has incurred approximately $275,000 towards this project.. All costs to date and any remaining costs related to Y2K will be funded through operating cash flows. The Company does not expect these costs to have a material effect on its operations.

      The Company believes that conversions, renovations and modifications of its internal systems and equipment will allow it to be Y2K compliant in a timely manner. There can be no assurances, however, that the Company's internal systems or equipment or those of third parties on which the Company relies will be Y2K compliant in a timely manner or that the Company's or third parties contingency plans will mitigate the effects of non-compliance. The Company is part of a regulated industry which has issued standards for Y2K and is conducting audits to ensure compliance with Y2K guidelines. The Company believes its most likely worst case scenario is that customers could experience some manual processes or an inability to access their cash immediately. Although the Company does not believe this scenario will occur, it is assessing the effect of such scenarios. The Company does not expect that this would have a material averse effect on the Company's financial position, liquidity and results of operations.

      The preceding Y2K issue discussion contains various forward looking statements which represent the Company's belief or expectations regarding future events. When used in the Y2K discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward looking statements include, without limitation, the Company's expectations as to when it will complete the renovation and testing phase of its Y2K program as well as its Y2K contingency plans, its estimated cost of achieving Y2K readiness; and the Company's belief that its internal systems and equipment will be Y2K compliant in a timely manner.

      All forward looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and renovate all data sensitive lines of computer code or to replace imbedded computer chips in affected systems and equipment; and the actions of government agencies and other third parties with respect to Y2K problems.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Other than the civil action discussed below, the Company is not involved in any legal proceedings at this time other than those occurring in the ordinary course of business. The Company is involved in a civil action filed by a shareholder against the Company and John W. Marhefka Jr., in the United States District Court for the District of Maryland on March 11, 1998. The shareholder alleges federal and state securities law claims and seeks $160,000 in damages arising from the transfer of Company stock by the shareholder to a family trust. The Company believes the lawsuit is baseless and intends to vigorously defend against it.

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

Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits
          3.1 Certificate of Incorporation of Annapolis National Bancorp, Inc.*

          3.2 Bylaws of Annapolis National Bancorp, Inc.*

          11  Statement re: Computation of Per Share Earnings

          27  Financial Data Schedule

      (b) Reports on Form 8-K
          None

      *Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on September 23, 1997.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      ANNAPOLIS NATIONAL BANCORP, INC.
                  (Registrant)

      Date:     11/16/98                           /s/ John W. Marhefka, Jr.
            ----------------                       ----------------------------
                                                      John W. Marhefka, Jr.
                                                      Chief Executive Officer




      Date:     11/16/98                           /s/ Russell J. Grimes Jr.
            ----------------                       ----------------------------
                                                      Russell J.Grimes Jr.
                                                      Chief Financial Officer