Form 10KSB
period 1998-12-31
ANNAPOLIS NATIONAL BANCORP INC
filed 1999-03-31
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

                 Annual report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1998
                          Commission File No.: 0-22961

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

                           THE NASDAQ SMALLCAP MARKET
                     (Name of exchange on which registered)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes: X  No:

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB Yes: X No:

        Issuer's revenues for its fiscal year ended December 31, 1998 were $1,002,844.

        The aggregate market value of the voting stock held by non-affiliates of the registrant, I.E., persons other than directors and executive officers of the registrant is $7,644,564 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 26, 1999.

        The Registrant had 2,313,506 shares of Common Stock outstanding as of March 26, 1999.

        Transitional Small Business Disclosure Format.   Yes:       NO: X

                      DOCUMENTS INCORPORATED BY REFERENCE

        PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1998, ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-KSB.

        PORTIONS OF THE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

                                     INDEX



PART I                                                                     PAGE

      Item 1.    Description of Business..............................      3

      Item 2.    Properties ..........................................      3

      Item 3.    Legal Proceedings....................................      4

      Item 4.    Submission of Matters to a Vote of Security Holders..      4

   Additional
        Item.    Executive Officers of the Registrant.................      5

PART II

      Item 5.    Market for Common Equity and
                 Related Stockholder Matters..........................      6

      Item 6.    Management's Discussion and Analysis
                 or Plan of Operation.................................      6

      Item 7.    Financial Statements.................................      6

      Item 8.    Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure..................      6

PART III
      Item  9.   Directors, Officers, Promoters and Control Persons;
                 Compliance with Section 16 of the Exchange Act.......      7

      Item 10.   Executive Compensation...............................      7

      Item 11.   Security Ownership of Certain Beneficial Owners
                 and Management.......................................      7

      Item 12.   Certain Relationships and Related Transactions.......      7

      Item 13.   Exhibits and Reports on Form 8-K.....................      8


SIGNATURES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

        The information relating to the description of business of the Registrant is incorporated herein by reference on page 29 of the Registrant's Annual Report to Shareholders.

ITEM 2.  PROPERTIES

        The executive offices of the Company and the Bank are located at 180 Admiral Cochrane Drive, Suite 300, Annapolis, Maryland 21401.

        The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 1998.

-----------------------------------------------------------------------------------------------------
                                                ORIGINAL                             NET BOOK VALUE
                                                  YEAR                               OF PROPERTY OR
                                                 LEASED              YEAR OF            LEASEHOLD
                              LEASED/              OR                 LEASE          IMPROVEMENTS AT
                                OWNED    LOCATIOACQUIRED           EXPIRATION       DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------
Administration                  Leased            1995                2005              $ 49,963
Bestgate                        Leased            1997                2001                18,975
Edgewater                       Land Leased       1996               2006(1)             419,057
Cape St. Claire                 Leased            1995               2000(1)              50,480
Kent Island                     Leased            1990               1998(1)                   0
Severna Park                    Leased            1996               2006(1)              18,067
-----------------------------------------------------------------------------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ADDITIONAL ITEM.
        The information relating to directors and named executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 at pages 4 through 7. In addition, information concerning Executive Officers who are not directors is set forth below:

NAME                               AGE AT       POSITION WITH THE COMPANY AND BANK
----                              12/31/98      AND PAST FIVE YEARS EXPERIENCE
                                  --------      -------------------------------------------------
Russell J. Grimes, Jr.               42         Chief Financial Officer and Treasurer of the
                                                Company and Senior Vice President, Chief
                                                Financial Officer and Treasurer of the Bank.
                                                Prior to joining the Company in 1997, Mr.
                                                Grimes was Vice President, Treasurer and Chief
                                                Financial Officer of Annapolis Bancshares,
                                                Inc. and Bank of Annapolis from 1994 to 1996.
                                                Mr. Grimes held similar positions with First
                                                Virginia Banks, Inc. and American National
                                                Savings Bank, F.S.B. prior to 1994.

Lori J. Mueller                      35         Secretary of the Company and Senior Vice
                                                President, Administration and Marketing and
                                                Secretary of the Company.  Ms. Mueller has
                                                been an officer of the Bank since 1990 and is
                                                responsible for retail banking, deposit
                                                account administration, marketing, employee
                                                benefits and general bank administration.

Robert E.Mann                        40         Senior Vice President, Business Banking of the
                                                Bank.  Mr.  Mann  has  been an officer of the Bank
                                                since 1997 and is primarily responsible for
                                                business development and relationship
                                                management.  He has held similar positions
                                                with Key Federal Savings Bank.

Michael L. Irwin                    39          Senior Vice President,  Credit Administration of
                                                the Bank.  Mr. Irwin has been an officer of the  Bank
                                                since February 1997 and is primarily
                                                responsible for the administration of credit
                                                standards for the Bank. He held similar
                                                positions with Taneytown Bank and Trust.

Kevin J. Barron                     43          Senior Vice President, Real Estate
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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Information relating to the market for Registrant's common equity and related stockholder matters appears in the Registrant's 1998 Annual Report to Stockholders on page 22, and is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The above-captioned information appears under Management's Discussion and Analysis of Results of Operations and Financial Condition in the Registrant's 1998 Annual Report to Stockholders on pages 5 through 22 and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

        The Consolidated Financial Statements of Annapolis National Bancorp, Inc. and its subsidiary, together with the report thereon by Rowles & Company, LLP for the year ended December 31 1998 appears in the Registrant's 1998 Annual Report to Stockholders on pages 23 through 44 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III




ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

        The information relating to directors, officers, promoters and control persons is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 at pages 4 through 7. In addition, the information concerning director Stanley J. Klos Jr. is set forth below.

        Stanley J. Klos  Jr........  Mr.  Klos,  age 47, has been a  practicing attorney in Anne Arundel and Prince George's counties since 1977. He is currently a principal of the Annapolis law firm of Klos & Selle, P.A. He has been a Director of the Company and the Bank since April 1997. Mr. Klos is active in community affairs and serves on the Boards of Directors of Leadership Anne Arundel, the American Heart Association, Anne Arundel County Chapter and the Anne Arundel County WMCA.


ITEM 10.  EXECUTIVE COMPENSATION

        The information relating to directors' and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 at pages 7 through 10.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 on pages 2 through pages 4.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 at page 11.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

        (1)    Financial Statements

        Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders
                                                                       PAGE

        Independent Auditors' Report..................................    23

        Consolidated Balance Sheet as of
        December 31, 1998 ............................................    24

        Consolidated Statements of Income for the
        years ended December 31, 1998 and 1997 .......................    25

        Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 1998 and 1997................    26

        Consolidated Statements of Cash Flows for the
        years ended December 31, 1998 and 1997 .......................    27-28

        Notes to Consolidated Financial Statements....................    29-44

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

        3.1    Articles of Incorporation of Annapolis National Bancorp, Inc.*
        3.2    Bylaws of Annapolis National Bancorp, Inc.*

        4.0    Stock Certificate of Annapolis National Bancorp, Inc.*
       10.1 Employment Agreement between Annapolis National Bancorp, Inc. and John W. Marhefka, Jr.*
       10.2 Promissory Note between Annapolis National Bancorp, Inc. and Lawrence E. Lerner dated January 31, 1995*
       10.3    Annapolis National Bancorp, Inc. Employee Stock Option Plan*
       11.0    Computation of earnings per share (filed herewith)
       13.0    Portions of 1998 Annual Report to Stockholders (filed herewith)
       21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
       27.0    Financial Data Schedule (filed herewith)
       99.0    1998 Proxy Statement**

        * Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on June 23, 1997 and any amendments thereto, Registration No. 333-29841.

        ** Incorporated herein by reference to the Form DEF 14A, Proxy Statement, filed on March 30, 1999, File Number 000-22961.

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

                                       Date:  March 30, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.


        NAME                        Title                                    Date
        ----                        -----                                    ----
/s/ John W. Marhefka, Jr.    President, Chief Executive Officer and      March 30, 1999
________________________     Director (principal executive officer)
John W. Marhefka, Jr.

/s/ Russell J. Grimes, Jr.   Senior Vice President, Treasurer and        March 30, 1999
__________________________   Chief Financial Officer (principal
Russell J. Grimes, Jr.       accounting and financial officer)

/s/ Albert Phillips          Director                                    March 30,1999
________________________
Albert Phillips

/s/ Stanley H. Katsef        Director                                    March 30, 1999
________________________
Stanley H. Katsef

/s/ Ronald E. Gardner        Director                                    March 30, 1999
________________________
Ronald E. Gardner


/s/ Stanley J. Klos, Jr.     Director                                    March 30, 1999
________________________
Stanley J. Klos, Jr.

/s/ Lawrence E. Lerner       Director                                    March 30, 1999
________________________
Lawrence E. Lerner


/s/ Richard M. Lerner        Director                                    March 30, 1999
________________________
Richard M. Lerner


/s/ Dimitri P. Mallios       Director                                    March 30, 1999
________________________
Dimitri P. Mallios

/s/ Lawrence M. Schwartz     Director                                    March 30, 1999
________________________
Lawrence M. Schwartz