Form 10QSB
period 1999-03-31
ANNAPOLIS NATIONAL BANCORP INC
filed 1999-06-04
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended MARCH 31, 1999    Commission File Number  0-22961


                        ANNAPOLIS NATIONAL BANCORP, INC.
       (Exact name of small business issuer as specified in its charter)

           MARYLAND                                      52-1648903

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

         At March 31, 1999, the Registrant had 2,313,506 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format

                  YES                       NO     X
                     ----------                -----------

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                          PAGE
------------------------------                                                          ----
         Item 1 - Financial Statements
         Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998         1
         Consolidated Income Statements for the Three Months Ended
         March 31, 1999 and 1998                                                        2
         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1999 and 1998                                                        3-4
         Consolidated Statement of Changes in Stockholders' Equity                      5

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   6


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                     10

         Item 2 - Changes in Securities                                                 10

         Item 3 - Defaults Upon Senior Securities                                       11

         Item 4 - Submission of Matters to a Vote of Security Holders                   11

         Item 5 - Other Information                                                     11

         Item 6 - Exhibits and Reports on Form 8-K                                      11


SIGNATURES..............................................................................12

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (In thousands)

                                                                      (Unaudited)               (Audited)
                                                                       March 31,               December 31,
                                                                          1999                    1998
                                                                 -------------------      -------------------
ASSETS
 Cash and due from banks                                                 $ 4,033                  $ 3,846
 Federal funds sold and other overnight investments                        6,508                   10,284
 Investment securities available-for-sale                                 11,050                   15,191
 Loans, less allowance for credit losses, $1,543 and $1,159               92,264                   86,924
 Premises and equipment                                                    2,830                    2,679
 Core deposit premium and other intangibles                                  108                      130
 Accrued interest receivable                                                 655                      590
 Deferred income taxes                                                       329                      320
 Other real estate owned                                                      57                       91
 Other assets                                                                544                      402
                                                                        --------                 --------


       Total assets                                                     $118,378                 $120,457
                                                                        ========                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits
      Noninterest-bearing                                               $ 12,103                  $11,304
      Interest-bearing                                                    84,506                   89,438
                                                                        --------                 --------
             Total Deposits                                               96,609                  100,742
 Securities sold under agreements to
    repurchase                                                             7,777                    7,174
    Other Borrowings                                                       1,500                        0
 Accrued interest and other liabilities                                      359                      450
                                                                        --------                 --------
       Total liabilities                                                 106,245                  108,366

 Stockholders' equity
    Preferred stock - $.01 par value                                      $   --                   $   --
    Common stock - $.01 par value                                             23                       23
    Capital surplus                                                       13,143                   13,143
    Accumulated deficit                                                  (1,015)                  (1,075)
         Accumulated other comprehensive income                             (18)                        0
                                                                        --------                 --------
       Total stockholders' equity                                         12,133                   12,091
                                                                        --------                 --------


       Total liabilities and stockholders' equity                       $118,378                 $120,457
                                                                        ========                 ========

                ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                          (Unaudited and in thousands)

                                                                For the Three Months
                                                                       Ended
                                                                     March 31,
                                                          -----------------------------
                                                              1999            1998
                                                          --------------  -------------
INTEREST INCOME:
Loans                                                            $2,060         $1,822
Investment securities                                               162            297
Federal funds sold and securities purchased                         110            290
                                                                 ------         ------
    Total interest income                                         2,332          2,409

INTEREST EXPENSE:
Interest bearing deposits                                           719            884
Securities sold under agreements to repurchase                       70            102
    Interest on other borrowings                                      0              0
                                                                 ------         ------
    Total interest expense                                          789            986
                                                                 ------         ------
    Net interest income                                           1,543          1,423

Provision for credit losses                                         405             75
                                                                 ------         ------
    Net interest income after provision
       for credit losses                                          1,138          1,348

NON-INTEREST INCOME:
Service charges and fees                                            119            111
Mortgage banking fees                                                33             13
Other fee income                                                     70             46
                                                                 ------         ------
    Total noninterest income                                        222            170

NONINTEREST EXPENSE:
Personnel                                                           589            571
Occupancy and equipment                                             135            140
Other operating expenses                                            545            422
                                                                 ------         ------
    Total noninterest expense                                     1,269          1,133

INCOME (LOSS) BEFORE INCOME TAXES                                    91            385
INCOME TAX EXPENSE                                                   31            131
                                                                 ------         ------
NET INCOME                                                       $   60        $   254
                                                                 ======         ======

Basic Earnings Per Share                                         $ 0.03        $  0.11
                                                                 ======         ======

Diluted Earnings per share                                       $ 0.03        $  0.11
                                                                 ======         ======

                ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                          (Unaudited and in thousands)

                                                                                       For the Three Months Ended
                                                                                               March 31,
                                                                                  -----------------------------------
                                                                                         1999              1998
                                                                                  -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $     60          $    254
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
Deferred income taxes                                                                         0               120
Depreciation and amortization of furniture, equipment,
  and leasehold improvements                                                                 51                55
     Amortization of premiums and accretion of discounts, net                              (41)                 0
Amortization of intangible assets acquired                                                   22                21
Decrease (increase) in accrued interest receivable                                         (65)              (66)
    Net loss (gain) on sale of loans, equipment, and other real estate owned                (5)               (3)
Provision for credit losses                                                                 405                75
Other                                                                                       394             (181)
                                                                                         ------          --------

   Net cash provided by operating activities                                                821               275
                                                                                         ------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                   (6,270)           (1,971)
Purchase of investment securities - available-for-sale                                 (12,812)          (12,082)
Proceeds from redemption of securities
  And principal repayments                                                               16,925            13,970
Net decrease (increase) in federal funds sold                                             3,776           (2,985)
    Proceeds from sale of equipment                                                           5                13
Purchase of furniture, equipment, and leasehold improvements                              (228)              (17)
                                                                                         ------          --------
   Net cash used in investing activities                                                 $1,396          $(3,072)
                                                                                         ------          --------

                                                                                                       (CONTINUED)

                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                                -----------------------------------
                                                                                        1999              1998
                                                                                -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in other borrowings                                                1,500                 0
Net increase (decrease) in deposits                                                     $(4,133)            $2,437
Net increase (decrease) in securities sold
 under agreements to repurchase                                                              603               438
                                                                                          ------            ------
Net cash provided by financing activities                                                (2,030)             2,875
                                                                                          ------            ------

Net increase (decrease) in cash                                                              187                78
Cash, beginning of period                                                                  3,846             5,611
                                                                                          ------            ------
Cash, end of period                                                                       $4,033            $5,689
                                                                                          ======            ======


Supplemental cash flow information:
Interest paid on deposits and repurchase agreements                                       $  803            $  954
Income taxes paid                                                                         $   15                 5

                ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                  THE THREE MONTH PERIOD ENDED MARCH 31, 1999

                             (Dollars in thousands)


                                                                                                          Accumulated
                                                                                                             Other
                                                            Common Stock                   Accumulated   Comprehensive
                                              ------------------------------------------     Deficit        Income        Total
                                                  Shares       Par Value     Surplus
                                              --------------- ------------ -------------  -------------- -------------- ----------
BALANCE, DECEMBER 31, 1998                         2,313,506         $ 23      $ 13,143       $ (1,075)      $       0    $ 12,091
Net income                                               ---           --            --             60              --          60
Unrealized loss on investment securities
Available for sale, net of income tax                    ---           --            --              --           (18)        (18)
                                                   ---------        -----      --------       ---------      ---------    --------
BALANCE, MARCH 31, 1999 (UNAUDITED)                2,313,506        $  23      $ 13,143       $ (1,015)      $    (18)    $ 12,133
                                                   =========        =====      ========       =========      =========    ========

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

         Total assets at March 31, 1999 were $118.4 million, a decrease of $2.1 million or 1.73% from total assets of $120.5 million at December 31, 1998. The decline in total assets was due to a decrease in federal funds sold and other overnight investments of $3.8 million or 36.72% from $10.3 million at December 31, 1998, and a decrease in investment securities available for sale of $4.1 million or 27.26% from $15.2 million at December 31, 1998. These decreases were partially offset by growth in net loans of $5.3 million or 6.14% to $92.3 million from $86.9 million at December 31, 1998. The net loan growth was comprised of a $7.4 million or 12.33% increase in real estate and construction loans and a $2.1 million or 7.9% decrease in commercial loans.

         Following the recent appointment of a new chief executive officer (see Recent Developments), the Bank undertook a thorough and comprehensive review of its allowance for credit losses. The purpose of the review was to evaluate the adequacy of the allowance for credit losses and the methodology employed in determining it. As a result of the review and with input received during the course of a regularly scheduled safety and soundness examination, the Bank developed a revised methodology to estimate the inherent losses in its loan portfolio. Adoption of this methodology at March 31, 1999 resulted in an increase in the allowance for credit losses of $384,000 or 33.13% to $1,543,000 from $1,159,000 at December 31, 1998. While management believes that, based on information currently available, the Bank's allowance for credit losses is sufficient to absorb estimated losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for credit losses will be sufficient to absorb future losses incurred by the Bank or that future adjustments to the allowance for credit losses will not be necessary if economic and other conditions differ substantially from the time management determined the current level of the allowance for credit losses. At March 31, 1999 and December 31, 1998, the allowance for credit losses to total loans was 1.64% and 1.32%, respectively.

         At March 31, 1999, the Bank had $2.1 million in non-performing assets, a net increase of $1.3 million over December 31, 1998 non-performing assets of $808,000. The increase in non-performing assets resulted from a review of the loan portfolio following the recent change in management, and the subsequent decision to place certain loans on non-accrual status. The loans placed on non-accrual status include six commercial loans with principal balances totaling $1,250,000 (of which $746,000 is subject to U.S. Small Business Administration guaranties), two acquisition and/or construction loans to one borrower with principal balances totaling $413,000, and one consumer loan with a principal balance of $7,000. The largest of the loans placed on non-accrual status is an $861,000 commercial loan to a technology company that is subject to a 75% SBA guaranty. Although this loan is current in its principal and interest payments, repayment is contingent on future cash flows that may be in doubt due to depletion of capital from prior losses and a deterioration in the quality of accounts receivable. The two acquisition and/or construction loans financed the acquisition of four finished single-family building lots, one of which was improved by a completed residential dwelling. All four properties were listed for sale at March 31, 1999. Subsequent to March 31, 1999, the Bank received a $60,000 payoff on one of the lots, and the borrower has a sales contract pending for the construction of a residential dwelling on another. The payment reduced the total outstanding loan balance on these two loans to $353,000.

         Premises and equipment increased $151,000 or 5.64% due primarily to the Bank's completion of the conversion to a new data processor on January 25, 1999. The increase reflects additional new computer equipment purchased and certain capitalized conversion costs.

         Accrued interest receivable increased $65,000 or 11.02% due primarily to an increase in net loans receivable for the period ended March 31, 1999.

         Other real estate owned decreased $34,000 or 37.36% due to the sale and settlement of one of three building lots owned by the Bank.

         Deposits of $96.6 million at March 31, 1999 represent a $4.1 million or 4.10% decrease from December 31, 1998 deposits of $100.7 million. The decrease was comprised of a $1.6 million decrease in certificate of deposit accounts and a $3.4 million decrease in savings, money market, and NOW accounts, partially offset by an increase of $799,000 in non-interest bearing accounts.

         Other borrowings increased $1.5 million at March 31, 1999 as compared to zero at December 31, 1998. This amount represents an advance on the Bank's existing credit facility and was used on a short-term basis to fund ongoing operations.

         Stockholders' equity increased $42,000 during the first three months of 1999 as a result of an increase in net retained earnings of $60,000, offset by a decrease of $18,000 in accumulated other comprehensive income.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
1998

         GENERAL. Net income for the three months ended March 31, 1999 totaled $60,000 or $0.03 per basic share, as compared to $254,000 or $0.11 per basic share for the three months ended March 31, 1998. The decrease in net income is attributed mainly to a $330,000 increase in provisions for credit losses in the period ended March 31, 1999.

         The net interest margin increased to 5.65% at March 31, 1999 from 5.01% at March 31, 1998. This was the result of an increase in the net yield on earning assets to 8.55% at March 31, 1999 from 8.48% at March 31, 1998, combined with a decrease in the cost of interest bearing liabilities to 3.38% at March 31, 1999 from 4.04% at March 31, 1998. During the quarter ended March 31, 1999, other income increased by $52,000, mainly due to increased service fees and charges and mortgage banking fees.

         NET INTEREST INCOME. Net interest income increased $120,000 or 8.43% for the three months ended March 31, 1999 to $1.5 million from $1.4 million for the three months ended March 31, 1998, due to a decrease in interest expense of $197,000, offset by an decrease in interest income of $77,000. The decrease in interest income is primarily attributable to a $55,000 reversal of interest relating to loans placed on non-accrual status at March 31, 1999.

(The effect of the reversal of interest for the period ended March 31, 1999 reduced the net yield on earning assets from 8.75% to 8.55%.)

         The decrease in interest income was also driven by reduced interest on federal funds sold and other overnight investments, which decreased $180,000 or 62.07% to $110,000 at March 31, 1999 from $290,000 at March 31, 1998.
Furthermore, interest on investment securities decreased by $135,000 or 45.45% to $162,000 at March 31, 1999 from $297,000 at March 31, 1999. These decreases in interest income were due to declines in the average balance of federal funds sold to $10.3 million at March 31, 1999 from $21.8 million at March 31, 1998, and in the average balance of investment securities to $11.2 million at March 31, 1999 from $20.0 million at March 31, 1998. Interest on loans receivable increased $238,000 or 13.06% to $2.1 million for the three months ended March 31, 1999 from $1.8 million for the three months ended March 31, 1998. This increase was due primarily to an increase in the average balance of loans receivable to $89.1 million for the three months ended March 31, 1999 from $72.0 million for the three months ended March 31, 1998. The increase in interest on loans receivable attributable to higher volume was partially offset by a decrease in the average yield on loans receivable to 9.37% at March 31, 1999 from 10.13% at March 31, 1998.

         Interest expense decreased $197,000 or 19.98% for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, due to a decrease in the average volume of deposits to $94.8 million from $98.9 million. In addition, the average cost of interest bearing liabilities decreased to 3.38% at March 31, 1999 from 4.04% at March 31, 1998.

         PROVISION FOR CREDIT LOSSES. The provisions for credit losses for the three-month periods ended March 31, 1999 and 1998 totaled $405,000 and $75,000, respectively. The increase of $330,000 in the provision for credit losses at March 31, 1999 from March 31, 1998 was mainly attributable to management's adoption of a new methodology to estimate the inherent losses in the bank's loan portfolio.

         NONINTEREST INCOME. Noninterest income increased $52,000 or 30.59% to $222,000 for the three months ended March 31, 1999 from $170,000 for the three months ended March 31, 1998. The increase in noninterest income was due to an increase of $20,000 in mortgage banking fees, an increase of $8,000 in fees and charges on deposit accounts, and the implementation of new ATM and other service fees beginning in January, 1999.

         NONINTEREST EXPENSE. Noninterest expense increased $136,000 or 12.00% to $1.3 million for the three months ended March 31, 1999 from $1.1 million for the three months ended March 31, 1998. The increase in noninterest expenses was partially due to an increase of $41,000 in repairs, maintenance and depreciation from additional computer equipment purchased in connection with the Bank's conversion to a new data processor in January, 1999. Data processing expense increased $41,000 due to conversion costs associated with the Bank's previously mentioned data processing conversion. Telephone expense increased $11,000 due to the installation of a central communication line to the Bank's new data processor, and additional high-speed communication lines required to operate the Bank's wide area network.

         INCOME TAX EXPENSE. The Company recorded income tax expense for the three-month period ended March 31, 1999 of $31,000 based on a federal income tax rate of 34%. The Company had no state income tax liability for the period.

         YEAR 2000 COMPLIANCE. As a financial institution, the Bank is highly dependent on computer systems and applications to conduct its business. The Year 2000 (Y2K) issue arises from the use of two digits rather than four to signify the calendar year in date-sensitive computer programs. Many of the Bank's computer applications may recognize the date "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Bank and its customers who rely on its financial products and services.

         The Bank is actively engaged in an ongoing program designed to make its computer systems, applications, and facilities Y2K compliant. This program consists of the following phases: (i) awareness; (ii) assessment; (iii) renovation; (iv) validation, and; (v) implementation. During the awareness phase, the Bank identified its project team and responsibilities, prepared and allocated the project budget, defined the project scope, and established program and management policies. Although complete, the awareness phase continues to be reviewed and updated. The assessment phase-- requiring an inventory of software, hardware, vendors, material customers, and facilities-- has also been completed. The renovation phase relating to the Bank's new internal systems was completed by January 31, 1999.

         The Bank converted its mission critical systems to a new service bureau on January 25, 1999. The new service bureau completed its Y2K testing phase by March 31, 1999. The Bank participated in this process, utilizing the proxy test method. The Bank used internal resources to validate the test results of all mission critical systems (deposits, loans, and general ledger). The validation phase also included testing of internal systems as they relate to each other, and testing of external interfaces with business partners. The implementation phase, which involved either updating or replacing software and hardware that is non-compliant, has also been completed.

         An institution-wide contingency plan has recently been developed to establish policies and procedures to be followed in the event of a business disruption caused by Y2K or other disasters. The plan's objective is to enable the continued safe operation of the Bank for a reasonable period of time until impacted systems can be restored. Elements of the plan include performing certain processes manually, repairing systems or obtaining replacements, and changing suppliers. The Bank strongly believes that the contingency planning process must be continuous and ongoing. Modifications to the plan will be made as additional information is obtained during the renovation and testing phases of the Bank's Y2K program.

         The Bank budgeted $675,000 for conversion of its data processing system and for expenses related to the Y2K effort. To date, the Bank has incurred approximately $650,000 towards these projects. All costs to date and any remaining costs related to Y2K will be funded through operating cash flows. The Bank does not expect to exceed the amount budgeted for these projects. However, in the event that cost overruns do occur, they are not expected to have a material effect on the Bank's operations.

         The Bank believes that conversions, renovations and modifications of its systems and equipment will enable the Bank to be Y2K ready in a timely fashion. There can be no assurances, however, that the Bank's internal systems or equipment, or those of third parties upon which the Bank relies, will be Y2K ready in a timely fashion. There also can be no assurances that the Bank's contingency plans, or those of third parties, will mitigate the effects of Y2K non-compliance. The Bank is part of a regulated industry that has issued standards for Y2K and is conducting audits of financial institutions, including the Bank, to ensure compliance. In the most likely worst case scenario, the Bank believes that its customers could experience some manual processes or an inability to access their cash immediately. Such events could have a material adverse effect on the Bank's financial position, liquidity and results of operations.

         The preceding Y2K discussion contains various forward-looking statements, which represent the Company's beliefs or expectations regarding future events. When used in the Y2K discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward looking statements include, without limitation, the
Company's: (i) expectations as to when it will complete the renovation and testing phase of its Y2K program and its Y2K contingency plans; (ii) estimated cost of achieving Y2K readiness, and; (iii) expressed belief that its internal systems and equipment will be Y2K compliant in a timely fashion.

         All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to: (i) the availability of qualified personnel and other information technology resources; (ii) the ability to identify and renovate all data sensitive lines of computer code or to replace imbedded computer chips in affected systems and equipment, and; (iii) the actions of government agencies and other third parties with respect to Y2K problems.


RECENT DEVELOPMENTS

         On May 7, 1999, the registrant announced that it had accepted the resignation of John W. Marhefka, Jr. as Chief Executive Officer, Vice President and Director of the Company, and as President, Chief Executive Officer and Director of the Company's wholly owned subsidiary, Annapolis National Bank. The registrant also announced that Richard M. Lerner, Chairman of the Board of Directors of the Bank and a member of the Board of the Company and Bank since 1990, was appointed on an interim basis Chief Executive Officer of the Company and President and Chief Executive Officer of the Bank.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings of a material nature at this time other than those occurring in the ordinary course of business which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition of the Company.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  3.1 Certificate of Incorporation of Annapolis National Bancorp, Inc.*

                  3.2      Bylaws of Annapolis National Bancorp, Inc.*

                  10.1 Employment contract between Annapolis National Bancorp, Inc. and John W. Marhefka, Jr.*

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

         ANNAPOLIS NATIONAL BANCORP, INC.
                           (Registrant)

         Date:     6/04/99             /s/  Richard M. Lerner
               ______________          _________________________
                                       Richard M. Lerner
                                       Chief ExecutiveOfficer




         Date:     6/04/99             /s/ Russell J. Grimes Jr.
               ______________          _________________________
                                       Russell J.Grimes Jr.
                                       Chief Financial Officer