Form 10QSB
period 1999-06-30
ANNAPOLIS NATIONAL BANCORP INC
filed 1999-08-16
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1999     Commission File Number 0-22961
                               -------------                            -------

                        ANNAPOLIS NATIONAL BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

           Maryland                                   52-1648903
           --------                                   ----------

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

         At June 30, 1999, the Registrant had 2,323,506 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format

                     YES                NO  X
                         ------           -------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                  PAGE
------------------------------                                                  ----

   Item 1 - Financial Statements
   Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998           3
   Consolidated Income Statements for the Three Months Ended
   June 30, 1999 and 1998 and for the Six Months Ended June 30, 1999 and 1998      4
   Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 1999 and 1998                                                          5 - 6
   Consolidated Statement of Changes in Stockholders' Equity as of
   June 30, 1999 and December 31, 1998                                             7
   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                    8 - 14


PART II - OTHER INFORMATION
---------------------------

   Item 1 - Legal Proceedings                                                      15

   Item 2 - Changes in Securities                                                  15

   Item 3 - Defaults Upon Senior Securities                                        15

   Item 4 - Submission of Matters to a Vote of Security Holders                    15

   Item 5 - Other Information                                                      15

   Item 6 - Exhibits and Reports on Form 8-K                                       15-16


SIGNATURES........................................................................ 17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                 ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (In thousands)

                                                               (Unaudited)               (Audited)
                                                                 June 30,               December 31,
                                                                   1999                    1998
                                                            -------------------    -------------------
ASSETS
 Cash and due from banks                                               $ 4,280                $ 3,846
 Federal funds sold and other overnight investments                     17,839                 10,284
 Investment securities available-for-sale                               17,630                 15,191
 Loans, less allowance for credit losses                                88,464                 86,924
 Premises and equipment                                                  2,777                  2,679
 Core deposits and other intangible assets
    acquired                                                                87                    130
 Accrued interest receivable                                               580                    590
 Deferred income taxes                                                     331                    320
 Other real estate owned                                                    57                     91
 Other assets                                                              597                    402
                                                                       -------               -------
       Total assets                                                   $132,642               $120,457
                                                                       =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits
      Noninterest-bearing                                               13,338                 11,304
      Interest-bearing                                                  93,430                 89,438
                                                                     ---------                 ------
             Total deposits                                            106,768                100,742
 Securities sold under agreements to
    repurchase                                                          12,911                  7,174
 Accrued interest and other liabilities                                    588                    450
                                                                     ---------                -------

       Total liabilities                                               120,267                108,366
                                                                       -------                -------

 Stockholders' equity
    Preferred stock - $.01 par value                                    $   --                 $   --
    Common stock - $.01 par value                                           23                     23
    Capital surplus                                                     13,193                 13,143
    Accumulated deficit                                                  (820)                (1,075)

    Accumulated other comprehensive income                                (21)                      0
                                                                       -------                -------

       Total stockholders' equity                                       12,375                 12,091
                                                                       -------                -------
       Total liabilities and stockholders' equity                    $ 132,642              $ 120,457
                                                                      =========              =========

                 ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
             AND THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                          (Unaudited and in thousands)

                                                      For the Three Months Ended        For the Six Months
                                                               June 30,                       Ended
                                                                                             June 30,
                                                     ----------------------------------------------------------
                                                              1999          1998           1999           1998

                                                     --------------  --------------     -----------------------
INTEREST INCOME
 Loans                                                      $2,110         $1,889          $4,169       $3,711
 Investment securities                                         181            228             343          518
 Federal funds sold and securities purchased                   116            356             227          653
                                                             -----          -----           -----        -----
    Total interest income                                    2,407          2,473           4,739        4,882
                                                             -----          -----           -----        -----

INTEREST EXPENSE
 Interest bearing deposits                                     778            917           1,497        1,802
 Securities sold under agreements to repurchase                 83             88             153          190
 Other borrowed money                                           12            ---              12          ---
                                                             -----          -----           -----        -----
    Total interest expense                                     873          1,005           1,662        1,992
                                                             -----          -----           -----        -----
    Net interest income                                      1,534          1,468           3,077        2,890

 Provision for credit losses                                    27             75             432          150
                                                             -----          -----           -----        -----
    Net interest income after provision
       for credit losses                                     1,507          1,393           2,645        2,740
                                                             -----          -----           -----        -----

NON-INTEREST INCOME
 Service charges and fees                                       98            111             233          226
 Mortgage banking fees                                          21             21              54           35
 Other income                                                   95             69             151          110
                                                             -----          -----           -----        -----
      Total non-interest income                                214            201             438          371
                                                             -----          -----           -----        -----

NON-INTEREST EXPENSE
 Personnel                                                     632            582           1,252        1,164
 Occupancy and equipment                                       141            138             278          278
 Other operating expenses                                      595            397           1,089          787
 Amortization of intangible assets
   acquired                                                     22             22              43           43
                                                             -----          -----           -----        -----
          Total non-interest expense                         1,390          1,139           2,662        2,272
                                                             -----          -----           -----        -----

 INCOME (LOSS) BEFORE INCOME TAXES                             331            455             421          839
INCOME TAX EXPENSE                                             113            155             143          285
                                                             -----          -----           -----        -----
 NET INCOME                                                $   218        $   300           $ 278        $ 554
                                                             =====          =====           =====        =====

Basic earnings Per Share                                   $ 0.09         $  0.13           $0.12        $0.24
                                                             ====            ====            ====        =====

Diluted earnings per share                                 $ 0.09         $  0.13           $0.12        $0.24
                                                             ====            ====            ====        =====

                 ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                          (Unaudited and in thousands)

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                               --------------------------------
                                                                                   1999             1998
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $278             $554
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
 Deferred income taxes                                                                                   269
 Depreciation and amortization of furniture, equipment,
   and leasehold improvements                                                           125               94
      Amortization of premiums and accretion of discounts, net                         (165)              ---
 Amortization of intangible assets acquired                                              43               43
 Decrease (increase) in accrued interest receivable                                      10              (90)
     Net loss (gain) on sale of loans, equipment, and other real estate owned            30               (3)
 Provision for credit losses                                                            432              150
     Other                                                                               58             (218)
                                                                                        ----             ----
    Net cash provided by operating activities                                          $811             $799
                                                                                       ----             ----
CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in loans                                                               (1,783)          (3,123)
 Purchase of investment in securities - available-for-sale                          (45,790)         (24,585)
 Proceeds from redemption of securities
   and principal repayments                                                          43,186           30,970
 Net decrease (increase) in federal funds sold                                       (7,555)         (10,737)
     Proceeds from sale of equipment                                                      5               13
 Purchase of furniture, equipment, and leasehold improvements                          (253)             (35)
                                                                                       ----             ----
    Net cash used in investing activities                                         $ (12,190)        $ (7,497)
                                                                                       ----             ----
                                                                                                   (CONTINUED)

                                                              For the Six Months Ended
                                                                     June 30,
                                                        -----------------------------------
                                                              1999              1998
                                                        -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock options                                  50
Net increase (decrease) in deposits                               $6,026           $7,837
Net increase (decrease) in securities sold
 under agreements to repurchase                                    5,737           (2,872)
                                                                  ------            ------
 Net cash provided by financing activities                        11,813            4,965
                                                                  ------            ------
Net increase (decrease) in cash                                      434           (1,733)
Cash, beginning of period                                          3,846            5,611
                                                                  ------            ------
Cash, end of period                                               $4,280           $3,878
                                                                  ======           ======

Supplemental cash flow information:
 Interest paid on deposits and repurchase agreements             $ 1,475         $  1,578
 Income taxes paid                                               $     39             ---

                 ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                    THE SIX MONTH PERIOD ENDED JUNE 30, 1999

                             (Dollars in thousands)


                                                                                                          Accumulated
                                                            Common Stock                                     Other
                                              ------------------------------------------   Accumulated   Comprehensive
                                                  Shares       Par Value     Surplus         Deficit        Income        Total
                                              --------------- ------------ -------------  -------------- -------------- -----------
BALANCE, DECEMBER 31, 1998                         2,313,506         $ 23      $ 13,143        $ (1,075)          $  0    $ 12,091
Net income                                               ---           --            --             278             --         278
Cash dividend                                                                                      (23)                        (23)
Stock options exercised                               10,000                         50                                         50
Unrealized loss on investment securities
Available for sale, net of income tax                    ---           --            --              --           (21)         (21)
                                                                                                                              ----
BALANCE, JUNE 30, 1999 (UNAUDITED)                 2,323,506        $  23      $ 13,193         $ (820)    $      (21)    $ 12,375
                                                   =========          ===        ======           =====      =========      ======

1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

2. Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.


ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

         Total assets at June 30, 1999 were $132.6 million an increase of $12.2 million or 10.1% from total assets at December 31, 1998 of $120.4 million. The increase was due to an increase in federal funds sold and other overnight investments of $7.6 million or 73.5%. In addition, net loans grew $1.5 million or 1.8% of total assets, and investment securities increased $2.4 million or 16.1%.

         Following the recent appointment of a new interim chief executive officer on May 7, 1999, the Bank undertook a thorough and comprehensive review of its allowance for credit losses. The purpose of the review was to evaluate the adequacy of the allowance for credit losses and the methodology employed in determining it. As a result of the review and with input received during the course of a regularly scheduled safety and soundness examination, the Bank developed a revised methodology to estimate the inherent losses in its loan portfolio. Adoption of this methodology has resulted in a net increase in the allowance for credit losses of $265,000 or 22.9% to $1,424,000 at June 30, 1999 from $1,159,000 at December 31, 1998.

While management believes that, based on information currently available, the Bank's allowance for credit losses is sufficient to absorb estimated losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for credit losses will be sufficient to absorb future losses incurred by the Bank or that future adjustments to the allowance for credit losses will not be necessary if economic and other conditions differ substantially from the time management determined the current level of the allowance for credit losses. At June 30, 1999 and December 31, 1998, the allowance for credit losses to total loans was 1.58% and 1.32%, respectively.

         At June 30, 1999, the Bank had $2,187,000 in non-performing assets (consisting of $2,130,000 in non-accrual loans and $57,000 in "other real estate owned"), a net increase of $1,378,000 over December 31, 1998 non-performing assets of $808,000. The increase in non-performing assets resulted from a review of the loan portfolio following the recent change in management and the subsequent decision to place certain loans on non-accrual status. Loans on non-accrual status at June 30, 1999 include commercial loans with principal balances totaling $1,312,000 (of which $772,000 is subject to U.S. Small Business Administration guaranties), three acquisition, development and construction loans with principal balances totaling $502,000, a commercial real estate loan in the amount of $295,000, and one $21,000 consumer loan. The largest of the loans placed on non-accrual status is an $849,000 commercial loan to a technology company that is subject to a 75% SBA guaranty. Although this loan is current in its principal and interest payments, repayment is contingent on future cash flows that may be in doubt due to depletion of capital from prior losses and a deterioration in the quality of the borrower's accounts receivable. One of the three acquisition development and construction loans in the amount of $152,000 has been paid off since June 30, 1999.

         Federal funds and other overnight investments were $17.8 million, at June 30, 1999, an increase of $7.6 million or 73.5% from $10.3 million at December 31, 1998. The increase in federal funds and other overnight investments was due in part to an increase in deposits and repurchase agreements as the company focused its efforts in its market area to develop additional core deposit relationships.

         Investment securities available for sale were $17.6 million, at June 30, 1999, an increase of $2.4 million or 16.1% from $15.2 million at December 31, 1998. The increase in investment securities reflected additional purchases of state tax exempt U.S. government agency securities with maturity ranges of two years or less.

         Deposits of $106.8 million at June 30, 1999 represent a $6.0 million or 6.0% increase from December 31, 1998 deposits of $100.7 million. The increase was due to a $2.0 million or 18.0% increase in non-interest-bearing accounts and a $4.0 million or 4.5% increase in interest bearing deposits.

         Stockholders' equity increased $284,000 for the six months ended June 30, 1999 due to an increase in net retained earnings of $255,000, offset by a decrease of $21,000 in accumulated other comprehensive income. Equity was further increased by $50,000 from the exercise of 10,000 employee stock options. The company paid its first dividend of $23, 000 or $.01 per share to stockholders of record on April 29, 1999.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

         GENERAL. Net income for the six months ended June 30, 1999 totaled $278,000 or $0.12 per basic and diluted share as compared to $554,000 or $0.24 per basic and diluted share for the six months ended June 30, 1998. The decrease in net income can be attributed mainly to additions to the provision for credit losses of $282,000 and increased operating expenses of $390,000. The increase in the provision for credit losses was due to management's reassessment of the adequacy of the allowance for credit losses following, the change in management on May 7, 1999. The increase in operating expenses was due primarily to increased compensation and benefits of $88,000, data processing expense of $50,000, and $87,000 in legal and consulting expense related to continuing year 2000 preparations, regulatory issues and the change in management on May 7, 1999.

         NET INTEREST INCOME. Net interest income increased $187,000 or 6.5% for the six months ended June 30, 1999 to $3.1 million from $2.9 million for the six months ended June 30, 1998, due primarily to a decrease in interest expense of $330,000, offset by a decrease in interest income of $143,000. The change in net interest income reflects an increase in the net interest margin to 5.38% at June 30, 1999 from 5.09% at June 30, 1998. The increase was the result of a decline in the cost of average interest bearing liabilities to 3.40% at June 30, 1999 from 4.08% at June 30, 1998, and was partially offset by a decrease in the yield on interest earning assets to 8.29% at June 30, 1999 from 8.60% at June 30, 1998.

         The decrease in interest income was due to reductions in interest and earned on investment securities which reductions were partially offset by increased interest income on net loans receivable. Interest earned on investment securities fell by $175,000 or 33.8% from $518,000 for the six months ended June 30, 1998 to $343,000 for the six months ended June 30, 1999. This was attributable to a decline in the average balance of investment securities from $17.8 million for the six month period ended June 30, 1998 to $13.0 million for the same period this year. Interest earned on federal funds sold and other overnight investments also fell from period to period, down $426,000 or 65.4% from $653,000 in 1998 to $227,000 in 1999. Average balances declined from $23.8 million in the first six months of 1998 to $10.4 million in the first six months of 1999. Interest income on net loans receivable grew by $458,000 or 12.3% from $3,711,000 for the six months ended June 30, 1998 to $4,169,000 for the six months ended June 31, 1999. The average balance of net loans receivable jumped $19.1 million or 26.3% from 72.8 million for the first six months of 1998 to $91.9 million for the same period this year. Loan growth occurred in the commercial real estate and construction portfolios, and was offset in part by lower commercial loan originations and payoffs during the period.

         Interest expense decreased $330,000 or 16.6% to $1.7 million for the six months ended June 30, 1999 from $2.0 million for the six months ended June 30, 1998, due primarily to a decrease in the average cost of interest bearing deposits to 3.40% at June 30, 1999 from 4.08% at June 30, 1998.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses for the six months ended June 30, 1999 and 1998 totaled $432,000 and $150,000 respectively. The increase in the provision for credit losses at June 30, 1999 was primarily attributable to management's reassessment of the adequacy of the allowance for credit losses following the change in management on May 7, 1999.

         NON-INTEREST INCOME. Non-interest income, which is comprised primarily of fees and charges on deposit accounts, increased $67,000 or 18.1% to $438,000 at June 30, 1999 from $371,000 at June 30, 1998. The increase in non-interest income was primarily due to fees generated by the bank's new Visa debit card, and increased fees related to ATM usage and mortgage banking activity.


         NON-INTEREST EXPENSE. Non-Interest expense increased $390,000 or 17.2% for the six months ended June 30, 1999 to $2.7 million from $2.3 million for the six months ended June 30, 1998. The increase in non-interest expense was due primarily to increased compensation and benefits of $88,000, data processing expense of $50,000, and $87,000 in legal and consulting expense related to regulatory issues and the change in management that became effective on May 7, 1999.

         INCOME TAX EXPENSE. The Company recorded income tax expense for the six-month period ended June 30, 1999 of $143,000. The Company's federal tax rate is approximately 34%.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND
1998.

         GENERAL. Net income for the three months ended June 30, 1999 totaled $218,000 or $0.09 per basic and diluted share compared to $300,000 or $0.13 per basic and diluted share for the three months ended June 30, 1998. The decrease in net income can be attributed mainly to an increase in operating expenses of $251,000 or 22.0% which was partially offset by an increase in net interest income of $66,000 or 4.5% and an increase in non-interest income of $13,000 or 6.5%.

         INTEREST INCOME. Interest income fell $66,000 or 2.7% to $2,407,000 for the three months ended June 30, 1999 from $2,473,000 for the same period in 1998. Interest earned on investment securities dropped by $47,000 or 20.6% to $181,000 in the second quarter of 1999 from $228,000 in the second quarter of 1998. This was due to a decline in the average balance of investment securities of $1.7 million or 10.5% to $14.0 million for the three months ended June 30, 1999 from $15.7 million over the three months ended June 30, 1998. Interest earned on federal funds sold and other overnight investments also fell from period to period, down $240,000 or 67.4% to $116,000 in 1999 from $356,000 in
1998. Average balances declined by $16.0 million to $9.8 million in the second quarter of 1999 from $25.8 million in the same quarter last year. Interest income on net loans receivable grew by $221,000 or 11.7% to $2,110,000 for the three months ended June 30, 1999 from $1,889,000 for the same three months last year.

         INTEREST EXPENSE. Interest expense decreased $132,000 or 13.1% to $873,000 for the three months ended June 30, 1999 from $1,005,000 for the three months ended June 30, 1998, due primarily to a decrease in the cost of interest bearing liabilities to 3.49% for the three months ended June 30, 1999 from 4.15% for the three months ended June 30, 1998. This decrease was partially offset by additional interest expense resulting from an increase of $2.1 million or 2.1% in the average balances of interest bearing deposits to $100.3 million for the three months ended June 30, 1999 from $98.2 million for the three months ended June 30, 1998.


         PROVISION FOR CREDIT LOSSES. The provision for credit losses for the three months ended June 30, 1999 and 1998 totalled $27,000 and $75,000 respectively. The decrease in the provision for credit losses at June 30, 1999 reflected negative loan growth of $3.8 million for the quarter and management's assessment of the credit risk in the loan portfolio.

         NON-INTEREST INCOME. Non-interest income increased $13,000 or 6.5% to $214,000 for the three months ended June 30, 1999 from $201,000 for the three months ended June 30, 1999. The increase in non-interest income was primarily due to fees generated by the bank's new Visa debit card and additional ATM service fees.

         NON-INTEREST EXPENSE. Non-interest expense increased $251,000 or 22.0% to $1.4 million for the three months ended June 30, 1999 from $1.1 million at June 30, 1998. The increase in non-interest expenses was primarily due to a $50,000 increase in compensation and related expenses, $72,000 in legal and consulting fees relating to regulatory issues and the change in management and a $30,000 increase in depreciation expense resulting from the installation of new computer equipment related to the bank's data processing conversion and Year 2000 compliance.

         INCOME TAX EXPENSE. The Company recorded income tax expense for the three month period ended June 30, 1999 of $113,000 based on a federal tax rate of 34%.

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

         An institution-wide contingency plan has recently been developed to establish policies and procedures to be followed in the event of a business disruption caused by Y2K or other disasters. The plan's objective is to enable the continued safe operation of the Bank for a reasonable period of time until impacted systems can be restored. Elements of the plan include performing certain processes manually, repairing systems or obtaining replacements, and changing suppliers. The Bank strongly believes that the contingency planning process must be continuous and ongoing. Modifications to the plan will be made as additional information is obtained.

         The Bank budgeted $675,000 for conversion of its data processing system and for expenses related to the Y2K effort. To date, the Bank has spent the amount budgeted towards these projects. All costs to date and any remaining costs related to Y2K will be funded through operating cash flows. Any additional expenses are not expected to have a material effect on the Bank's operations.

         The Bank believes that conversions, renovations and modifications of its systems and equipment has enabled the Bank to be in a position to be Y2K ready. There can be no assurances, however, that the Bank's internal systems or equipment, or those of third parties upon which the Bank relies, will be Y2K ready. There also can be no assurances that the Bank's contingency plans, or those of third parties, will mitigate the effects of Y2K non-compliance. The Bank is part of a regulated industry that has issued standards for Y2K and is conducting audits of financial institutions, including the Bank, to ensure compliance. In the most likely worst case scenario, the Bank believes that its customers could experience some manual processes or an inability to access their cash immediately. Such events could have a material adverse effect on the Bank's financial position, liquidity and results of operations.

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

                  None

ITEM 2 - CHANGES IN SECURITIES

                  None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its annual meeting on April 29, 1999 at the Annapolis Holiday Inn, 210 Holiday Court, Annapolis, Md. 21401 at 6:00 p.m. The Company received the following shares voted for the election of directors:

                                             For          Percentage   Withheld
                  Ronald E. Gardner         1,974,631       99.5%        9,350
                  Lawrence E. Lerner        1,974,631       99.5%        9,350
                  Lawrence W. Schwartz      1,974,631       99.5%        9,350

                  The Company received the following shares voted for the nomination of Rowles & Company, LLP, to perform the annual audit for the year ending December 31, 1999.

                                          For     Percentage   Against  Abstain
                                       1,977,231     99.7%      5,900     850
ITEM 5 - OTHER INFORMATION

                  None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  3.1 Certificate of Incorporation of Annapolis National Bancorp, Inc.*

                  3.2      Bylaws of Annapolis National Bancorp, Inc.*

                  11       Statement re: Computation of Per Share Earnings

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                           The Company filed a Form 8-K on May 10, 1999, announcing that the Company had accepted the resignation of John W. Marhefka, Jr. as Chief Executive Officer, Vice President and Director of the Company, and as President, Chief Executive Officer and Director of the Company's wholly owned subsidiary, Annapolis National Bank. The Company also announced that Richard M. Lerner, Chairman of the Board of Directors of the Bank and a member of the Board of the Company and Bank since 1990, was appointed on an interim basis President and Chief Executive Officer of the Bank.


         *Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on June 23, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ANNAPOLIS NATIONAL BANCORP, INC.
                           (Registrant)

         Date:  8/16/99                        /s/   Richard M. Lerner
                -------                        ---------------------------
                                                     Richard M. Lerner
                                                     Chief Executive Officer




         Date:  8/16/99                         /s/   Russell J. Grimes Jr.
               -------                          ------------------------------
                                                      Russell J.Grimes Jr.
                                                      Chief Financial Officer