Form 10QSB
period 1999-09-30
ANNAPOLIS NATIONAL BANCORP INC
filed 1999-11-15
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     For the Quarterly Period Ended September 30, 1999
                                    ------------------
     Commission File Number 0-22961
                            -------

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

                             (1) YES [X]   NO [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At November 12, 1999, the Registrant had 2,323,506 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format

                               YES [ ]   NO [X]

                                                 TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

         Item 1 - Financial Statements
         Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998                                                  1
         Consolidated Income Statements for the Three Months Ended
         September 30, 1999 and 1998 and for the Nine Months Ended
         September 30, 1999 and 1998                                        2
         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1999 and 1998                                        3-4
         Consolidated statement of Changes in Stockholder's Equity for the Year Ended December 31, 1998 and the Nine-Month
         Period Ended September 30, 1999                                    5

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6-13


PART II - OTHER INFORMATION
---------------------------

         Item 1 - Legal Proceedings                                         14

         Item 2 - Changes in Securities

         Item 3 - Defaults Upon Senior Securities                           14

         Item 4 - Submission of Matters to a Vote of Security Holders       14

         Item 5 - Other Information                                         14

         Item 6 - Exhibits and Reports on Form 8-K                          14


SIGNATURES................................................................. 16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                 ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (In thousands)

                                                       (Unaudited)   (Audited)
                                                      September 30, December 31,
                                                          1999          1998
                                                     -------------  ------------
ASSETS
 Cash and due from banks                              $   4,385      $   3,846
 Federal funds sold and other overnight investments       4,791         10,284
 Investment securities available-for-sale                29,372         15,191
 Loans, less allowance for credit losses                 83,409         86,924
 Premises and equipment                                   2,725          2,679
     Core deposit premium and other intangibles              65            130
 Accrued interest receivable                                595            590
 Deferred income taxes                                      320            320
 Other real estate owned                                     57             91
 Other assets                                               819            402
                                                      ---------      ---------

       Total assets                                   $ 126,538      $ 120,457
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits
      Noninterest-bearing                             $  12,476      $  11,304
      Interest-bearing                                   92,113         89,438
                                                      ---------      ---------
             Total Deposits                             104,589        100,742
 Securities sold under agreements to
    repurchase                                            8,895          7,174
    Other Borrowings                                          0              0
 Accrued interest and other liabilities                     478            450
                                                      ---------      ---------
       Total liabilities                                113,962        108,366
                                                      ---------      ---------

 Stockholders' equity

    Preferred stock - $.01 par value                       --        $    --
    Common stock - $.01 par value                            23             23
    Capital surplus                                      13,193         13,143
    Accumulated deficit                                    (616)        (1,075)
         Accumulated other comprehensive income             (24)             0
                                                      ---------      ---------
       Total stockholders' equity                        12,576         12,091
                                                      ---------      ---------
       Total liabilities and stockholders' equity     $ 126,538      $ 120,457
                                                      =========      =========

                 ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998 AND THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                          (Unaudited and in thousands)

                                                   For the Three Months        For the Nine Months
                                                          Ended                       Ended
                                                       September 30,               September 30,
                                                  ---------------------        -------------------
                                                   1999           1998          1999          1998
                                                  ------         ------        ------        ------
INTEREST INCOME
 Loans                                            $1,992         $1,893        $6,174        $5,566
 Investment securities                               358            240           701           758


 Federal funds sold and securities purchased         131            310           358           963
                                                  ------         ------        ------        ------

    Total interest income                          2,481          2,443         7,233         7,287

INTEREST EXPENSE
 Interest bearing deposits                           841            890         2,338         2,693
 Securities sold under agreements to repurchase       91             99           244           288
     Interest on other borrowed money                  0              0            12             0
                                                  ------         ------        ------        ------
    Total interest expense                           932            989         2,594         2,981
                                                  ------         ------        ------        ------
    Net interest income                            1,549          1,454         4,639         4,306

 Provision for credit losses                           0             75           432           225
                                                  ------         ------        ------        ------
    Net interest income after provision
       for credit losses                           1,549          1,379         4,207         4,081
                                                  ------         ------        ------        ------

NON-INTEREST INCOME
 Service charges and fees                             77            110           252           342
 Mortgage banking fees                                25             37            80            71
 Other income                                         95             48           300           153
                                                  ------         ------        ------        ------
      Total non-interest income                      197            195           632           566
                                                  ------         ------        ------        ------

NON-INTEREST EXPENSE
 Personnel                                           603            634         1,824         1,760
 Occupancy and equipment                             148            142           425           420
 Other operating expenses                            615            406         1,745         1,193
 Amortization of intangible assets
   acquired                                           22             22            65            65
                                                  ------         ------        ------        ------
          Total non-interest expense               1,388          1,204         4,059         3,438
                                                  ------         ------        ------        ------

 INCOME (LOSS) BEFORE INCOME TAXES                   358            370           780         1,209
INCOME TAX EXPENSE (BENEFIT)                         131            126           275           411
                                                  ------         ------        ------        ------
 NET INCOME                                       $  227         $  244        $  505        $  798
                                                  ======         ======        ======        ======

Basic earnings Per Share                          $ 0.10         $ 0.11        $ 0.22        $ 0.35
                                                                 ======        ======        ======

Diluted earnings per share                        $ 0.10         $ 0.11        $ 0.22        $ 0.35
                                                  ======         ======        ======        ======

                 ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                          (Unaudited and in thousands)

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                                -------------------------
                                                                                  1999            1998
                                                                                --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    505        $    798
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
 Deferred income taxes                                                                 0             392
 Amortization of premiums and accretion of discounts, net                           (357)              0
 Depreciation and amortization of furniture, equipment,
   and leasehold improvements                                                        196             141
 Amortization of intangible assets acquired                                           65              65
 Decrease (increase) in accrued interest receivable                                   (5)           (301)
     Net loss (gain) on sale of loans, equipment, and other real estate owned         30              (3)
 Provision for credit losses                                                         432             225
     Other                                                                           120           (428)
                                                                                --------        --------

    Net cash provided by operating activities                                   $    986        $    889
                                                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in loans                                                             3,259        (10,471)
  Purchase of investment securities - available-for-sale                         (80,790)        (38,579)
 Proceeds from redemption of securities
   and principal repayments
                                                                                  66,252          41,418
     Proceeds form sale of available for sale securities                               0           2,479
 Net decrease (increase) in federal funds sold                                     5,493           5,069
     Proceeds from sale of equipment and oreo                                         39              13
     Purchase of land                                                                  0          (1,389)
 Purchase of furniture, equipment, and leasehold improvements                       (272)            (43)
                                                                                --------        --------
    Net cash used in investing activities                                       $ (6,019)       $ (1,503)
                                                                                --------        --------

                                                                     (CONTINUED)

                                                       For the Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                          1999             1998
                                                       -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                    $ 3,847          $ 2,578
Net increase (decrease) in securities sold
 under agreements to repurchase                          1,721           (3,671)
Cash dividends paid                                        (46)               0
Net proceeds from exercise of employee stock options        50
 Net cash provided by financing activities               5,572          (1,093)
                                                       -------          -------
Net increase (decrease) in cash                            539           (1,707)
Cash, beginning of period                                3,846            5,611
                                                       -------          -------
Cash, end of period                                    $ 4,385          $ 3,904
                                                       =======          =======


Supplemental cash flow information:
 Interest paid on deposits and repurchase agreements   $ 2,598          $ 2,946
 Income taxes paid                                     $   405          $     5

                 ANNAPOLIS NATIONAL BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                 THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

                             (Dollars in thousands)

                                                                                                  Accumulated
                                                          Common Stock                               Other
                                           --------------------------------------   Accumulated  Comprehensive
                                             Shares      Par Value      Surplus       Deficit       Income        Total
                                           ----------    ----------    ----------   ----------    ----------    ----------
BALANCE, DECEMBER 31, 1998                  2,313,506    $       23    $   13,143   $   (1,075)   $        0    $   12,091
Net income                                       --            --            --            505          --             505

Stock options exercised                        10,000                          50                                       50
Cash dividends                                                                             (46)                        (46)

Unrealized loss on investment securities
Available for sale, net of income tax            --            --            --           --             (24)          (24)
                                           ----------    ----------    ----------   ----------    ----------    ----------

BALANCE, SEPTEMBER 30, 1999 (UNAUDITED)     2,323,506    $       23    $   13,193   $     (616)   $      (24)   $   12,576
                                           ==========    ==========    ==========   ==========    ==========    ==========

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

2. CASH FLOWS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.


ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

         Total assets at September 30, 1999 were $126.5 million, an increase of $6.1 million or 5.0% from total assets at December 31, 1998 of $120.4 million. Investments in short term securities increased by $14.2 million, or 93.4%, in preparation for the upcoming Year 2000 event. Federal funds sold and other overnight investments decreased $5.5 million, or 53.4%, and net loans receivable decreased $3.5 million, or 4.0%, during the period.

         Following the appointment of an interim chief executive officer on May 7, 1999, the Bank undertook a thorough and comprehensive review of its allowance for credit losses. The purpose of the review was to evaluate the adequacy of the allowance for credit losses and the methodology employed in determining it. As a result of the review and with input received from its primary regulator during the course of a regularly scheduled safety and soundness examination, the Bank developed a revised methodology to estimate the inherent losses in its portfolio. Adoption of this methodology has resulted in a net increase of $312,000 in the allowance for credit losses to $1,471,000 at September 30, 1999 from $1,159,000 at December 31, 1998.

         While management believes that, based on information currently available, the Bank's allowance for credit losses is sufficient to absorb estimated losses in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for credit losses will be sufficient to absorb future losses incurred by the Bank or that future adjustments to the allowance for credit losses will not be necessary if economic and other conditions differ substantially from the time management determined the current level of the allowance for credit losses. At September 30, 1999 and December 31, 1998, the ratio of allowance for credit losses to total loans was 1.73% and 1.32%, respectively.

         At September 30, 1999, the Bank had $1,934,000 in non-performing assets (consisting of $1,877,000 in non-accrual loans and $57,000 in "other real estate owned"), a net increase of $1,126,000 over December 31, 1998 non-performing assets of $808,000. The increase in non-performing assets resulted from a review of the loan portfolio following the May 7, 1999 change in management and the subsequent decision to place certain loans on non-accrual status. Loans on non-accrual status at September 30, 1999 include commercial loans with principal balances totaling $1,241,000 (of which $758,000 is subject to U.S. Small Business guaranties), two acquisition, development and construction loans with principal balances totaling $342,000, and a commercial real estate loan in the amount of $294,000. The largest of the loans placed on non-accrual status is an $831,000 loan to a technology company that is subject to a 75% SBA guaranty. Although this loan is current in its principal and interest payments, repayment is contingent on future cash flows that may be in doubt due to the depletion of capital from prior losses and a deterioration in the quality of the borrower's accounts receivable.

         Net loans receivable at September 30, 1999 were $83.4 million, a decrease of $3.5 million or 4.0% from net loans receivable of $86.9 million at December 31, 1998. The decrease was due to a $7.6 million or 28.3% decrease in commercial loans that was partially offset by a $4.4 million or 7.2% increase in real estate and construction loans. The decrease in commercial loans is attributable to a reduced volume of originations combined with normal amortizations and repayments on commercial lines of credit.

         Other assets increased $417,000 or 103.7% due to prepaid taxes of $179,000 and an increase in other prepaid expenses and receivables of $238,000.

         Deposits of $104.6 million at September 30, 1999 increased by $3.8 million or 3.8% from deposits of $100.7 million at December 31, 1998. Non-interest-bearing accounts grew by $1.2 million or 10.4%, and interest-bearing deposits increased by $2.6 million or 3.0%.

         Stockholders' equity increased by $485,000 for the nine months ended September 30, 1999 due largely to an increase in net retained earnings of $505,000, offset by a decrease of $24,000 in accumulated other comprehensive income. Equity was further increased by $50,000 from the exercise of 10,000 employee stock options. The company has paid two quarterly dividends of $23,000 each, or $.01 per share, to stockholders of record on April 29, 1999 and August 2, 1999.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

         GENERAL. Net income for the nine months ended September 30, 1999 totaled $505,000 or $0.22 per basic and diluted share as compared to $798,000 or $0.35 per basic and diluted share for the nine months ended September 30, 1998. The decrease in net income can be attributed mainly to additional provisions for credit losses of $207,000 and increased operating expenses of $621,000. The increased provisions for credit losses were due to management's reassessment of the adequacy of the allowance for credit losses following the change in management on May 7, 1999. The increase in operating expenses was due primarily to increased data processing expense of $84,000, an increase of $83,000 in repairs, maintenance, and depreciation resulting from the installation of new computer equipment related to the Bank's data processing conversion, a $50,000 increase in marketing and advertising expense, and $141,000 in increased legal and consulting fees related to regulatory issues and the change in management on May 7, 1999.

         NET INTEREST INCOME. Net interest income increased $333,000 or 7.7% for the nine months ended September 30, 1999 to $4.6 million from $4.3 million for the nine months ended September 30, 1998, due primarily to an decrease in interest expense of $387,000 that was partially offset by a decrease of $54,000 in interest income.

         At September 30, 1999, the net interest margin increased to 5.26% from 5.02% at September 30, 1998. The increase in the net interest margin was the result of a $3.3 million or 2.8% increase in the average volume of earning assets to $118.0 million at September 30, 1999 from $114.7 million at September 30, 1998. The yield on earning assets decreased to 8.20% at September 30, 1999 from 8.49% at September 30, 1998. The cost of interest bearing liabilities decreased to 3.48% at September 30, 1999 from 4.05% at September 30, 1998.

         INTEREST INCOME. The decrease in interest income of $54,000 was primarily the result of reduced interest on federal funds and other overnight investments, which decreased by $605,000 or 62.8% to $358,000 for the nine months ended September 30, 1999 from $963,000 for the nine months ended September 30, 1998. The average balance of federal funds and other overnight investments dropped by $13.1 million to $10.1 million at September 30, 1999 from $23.2 million at September 30, 1998. In addition, interest on investment securities decreased by $57,000 or 7.5% as a result of a lower yield on the portfolio to 5.32% at September 30, 1999 from 5.83% at September 30, 1998.

         INTEREST EXPENSE. Interest expense decreased by $387,000 or 13.0% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This decrease was due primarily to a reduction in the average cost of interest bearing liabilities to 3.48% at September 30, 1999 from 4.05% at September 30, 1998. The lower average cost of interest bearing liabilities was partially offset by a $1.3 million increase in the average volume of interest bearing liabilities, which grew to $99.8 million at September 30, 1999 from $98.5 million at September 30, 1998.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses for the nine months ended September 30, 1999 and 1998 totaled $432,000 and $225,000, respectively. The increase in the provision for credit losses at September 30, 1999 was primarily attributable to management's reassessment of the adequacy of the allowance for credit losses following the change in management on May 7, 1999.

         NON-INTEREST INCOME. Non-interest income, which is comprised primarily of fees and charges on deposit accounts, increased by $66,000 or 11.7% to $632,000 at September 30, 1999 from $566,000 at September 30, 1998. The increase in non-interest income was primarily due to an increase in fees generated by the Bank's new VISA debit card, and increased fees related to ATM usage and mortgage banking activity.

         NON-INTEREST EXPENSE. Non-Interest expense increased by $621,000 or 18.1% for the nine months ended September 30, 1999 to $4.1 million from $3.4 million for the nine months ended September 30, 1998. The increase in non-interest expense was due primarily to increased compensation and benefits expense of $64,000, data processing expense of $84,000 relating to the Bank's data processing conversion, repairs, maintenance, and depreciation of $83,000 reflecting depreciation of new and upgraded hardware and software relating to the conversion and Year 2000, and legal, audit, and consulting expense of $141,000 related to regulatory issues and the change in management that occurred on May 7, 1999.

         INCOME TAX EXPENSE. The Company recorded income tax expense for the nine-month period ended September 30, 1999 of $275,000. This amount includes $260,000 of federal income taxes and approximately $15,000 of state income taxes. The Company's combined effective federal and state income tax rate is approximately 38.6%.



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

         GENERAL. Net income for the three months ended September 30, 1999 totaled $227,000 or $0.10 per basic and diluted share as compared to $244,000 or $0.11 per basic and diluted share for the three months ended September 30, 1998. The decrease in net income is primarily attributed to a $184,000 or 15.3% increase in non-interest expense, which was partially offset by a $95,000 or 6.5% increase in net interest income.

         INTEREST INCOME. The increase in interest income of $38,000 or 1.6% was derived from an increase of $99,000 or 5.2% in interest income on net loans receivable, and an increase of $118,000 or 49.2% in interest income on investment securities. These increases were partially offset by reduced interest on federal funds and other overnight investments of $179,000 or 57.7%, as overnight investments were shifted to higher yielding loans and investments. The average balance of net loans receivable increased by $8.9 million to $85.7 million at September 30, 1999 from $76.8 million at September 30, 1998, and the average balance of investment securities increased by $11.0 million to $27.5 million at September 30, 1999 from $16.5 million at September 30, 1998.

         INTEREST EXPENSE. Interest expense decreased by $57,000 or 5.8% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, due primarily to a decrease in the average cost of deposits to 3.59% at September 30, 1999 from 4.0% at September 30, 1998. This decrease was partially offset by a $5.9 million increase in the average volume of interest bearing liabilities to $104.1 million for the three months ended September 30, 1999 from $98.2 million for the three months ended September 30, 1998.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses for the three months ended September 30, 1999 was zero compared to $75,000 for the three months ended September 30, 1998, reflecting management's assessment of the credit risk in the loan portfolio and negative loan growth for the quarter.

         NON-INTEREST INCOME. Non-interest income increased by $2,000 or 1.0% to $197,000 for the three months ended September 30, 1999 compared to $195,000 for the three months ended September 30, 1998. The increase in non-interest income was primarily due to additional fees generated by the Bank's products and services.

         NON-INTEREST EXPENSE. Non-interest expense increased by $184,000 or 15.3% for the three months ended September 30, 1999. The increase in non-interest expense was primarily due to additional data processing expense of $34,000, compensation and related benefits of $31,000, repairs, maintenance, and depreciation of $32,000 attributable mainly to new computer equipment, and marketing expense of $31,000.

         INCOME TAX EXPENSE. The Company recorded income tax expense for the three month period ended September 30, 1999 of $131,000 based on a combined effective federal and state tax rate of 38.6%.

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

         Although complete, the awareness phase continues to be reviewed and updated. The assessment phase--requiring an inventory of software, hardware, vendors, material customers, and facilities-- has also been completed. The renovation phase relating to the Bank's new internal systems was completed by January 31, 1999.

         The Bank converted its mission critical systems to a new service bureau on January 25, 1999. The new service bureau completed its Y2K testing phase by March 31, 1999. The Bank participated in this process, utilizing the proxy test method. The Bank used internal resources to validate the test results of all mission-critical systems (deposits, loans, and general ledger). The validation phase also included testing of internal systems as they relate to each other, and testing of external interfaces with business partners. The implementation phase, which involved either updating or replacing software and hardware that is non-compliant, has also been completed.

         An institution-wide contingency plan has been developed to establish policies and procedures to be followed in the event of a business disruption caused by Y2K or other disasters. The plan's objective is to enable the continued safe operation of the Bank for a reasonable period of time until impacted systems can be restored. Elements of the plan include performing certain processes manually, repairing systems or obtaining replacements, and changing suppliers. The Bank strongly believes that the contingency planning process must be continuous and ongoing. Modifications to the plan will be made as additional information is obtained.

         The Bank has budgeted $675,000 for conversion of its data processing system and for expenses related to the Y2K effort. To date, the Bank has spent the amount budgeted towards these projects. All costs to date and any remaining costs related to Y2K will be funded through operating cash flows. Any additional expenses are not expected to have a material effect on the Bank's operations.

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

FINANCIAL MODERNIZATION LEGISLATION

Over the past several years, Congress has considered legislation to modernize the relationships between banks and other financial services companies. In 1999, both the House of Representatives and the Senate passed different versions of a bill that would repeal the laws that have restricted cross-ownership of banks, insurers and securities firms. On November 4, 1999, a compromise bill was approved by both houses of Congress and was expected to be signed into law by the President during the week of November 8, 1999. If the revised bill is enacted into law, it would permit banks, securities firms and insurers to combine and to offer a wide variety of financial products and services. Many of the resulting companies would be larger and have more resources than the Bank, and, should they choose to compete directly with the Bank in providing products similar to those of the Bank, they could adversely impact the Bank's results of operations. While press reports currently indicate that passage is likely, the financial reform legislation has been controversial, and there can be no assurances that the compromise bill will be signed into law by the President. Due to this uncertainty, as well the wide range of reforms contemplated by the bill, the Bank is unable to predict the impact that the financial modernization legislation will have on its business and results of operations.

RECENT DEVELOPMENTS

The Bank has entered into a formal agreement with the Office of the Comptroller of the Currency ("OCC") whereby the Bank is required to improve the Bank's management and policies and procedures. This agreement in no way restricts or impedes the Bank's ability to conduct normal banking and business transactions.

The Bank has developed a detailed action plan to ensure prompt compliance with the agreement and is on schedule to meet all deadlines imposed by the agreement. The Bank has recently hired a new Chief Executive Officer, Mark H. Anders, and a new Chief Credit Officer, Robert E. Kendrick, III, and is in the process of evaluating the need, if any, to hire additional senior management personnel. In addition, the Bank has engaged outside firms to perform loan and compliance reviews and is currently accepting proposals for outsourcing internal audit functions. The Bank is also in the process of developing, updating, and implementing policies and procedures to address specific concerns of the OCC, including policies and procedures related to lending, risk management, and asset diversification.

The Bank is committed to complying with the provisions of the agreement and believes that the changes it is making will have a positive impact on future operations.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
               3.1 Certificate of Incorporation of Annapolis National Bancorp, Inc.*

               3.2      Bylaws of Annapolis National Bancorp, Inc.*

               11       Statement re: Computation of Per Share Earnings

               27       Financial Data Schedule

         (b)   Reports on Form 8-K

               None

         *Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on September 23, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ANNAPOLIS NATIONAL BANCORP, INC.
                           (Registrant)

         Date:   11/15/99                            /s/ Richard M. Lerner
                 --------                            ---------------------------
                                                         Richard M. Lerner
                                                         Chief Executive Officer




         Date:   11/15/99                            /s/ Russell J. Grimes Jr.
                 --------                            ---------------------------
                                                         Russell J.Grimes, Jr.
                                                         Chief Financial Officer