Form 10KSB
period 1999-12-31
ANNAPOLIS NATIONAL BANCORP INC
filed 2000-03-30
CIK 1041429

                      SECURITIES AND EXCHANGE COMMISSIOn
                             Washington, DC 20549

                                  FORM 10-KSB

                Annual report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1999
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

Issuer's revenues for its fiscal year ended December 31, 1999 were $10,432,111.

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $4,517,308 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 17, 2000.

The Registrant had 2,323,506 shares of Common Stock outstanding as of March 17, 2000.

       Transitional Small Business Disclosure Format.  YES:  NO: X

                   DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1999, ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-KSB.

PORTIONS OF THE PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

                                     INDEX

PART I                                                                                             PAGE
     Item 1.         Description of Business......................................................    2

     Item 2.         Properties...................................................................  2-3

     Item 3.         Legal Proceedings............................................................    3

     Item 4.         Submission of Matters to a Vote of Security Holders..........................    3

Additional Items     Executive Officers of the Registrant.........................................  3-4

                     Recent Developments..........................................................    4

PART II

     Item 5.         Market for Common Equity and
                     Related Stockholder Matters..................................................    4

     Item 6.         Management's Discussion and Analysis.........................................    4

     Item 7.         Financial Statements.........................................................    4

     Item 8.         Changes In and Disagreements With Accountants on
                     Accounting and Financial Disclosure..........................................    4

PART III

     Item 9.         Directors, Officers, Promoters and Control Persons;
                     Compliance with Section 16 of the Exchange Act...............................    4

     Item 10.        Executive Compensation.......................................................    5

     Item 11.        Security Ownership of Certain Beneficial Owners
                     and Management...............................................................    5

     Item 12.        Certain Relationships and Related Transactions...............................    5

     Item 13.        Exhibits and Reports on Form 8-K.............................................    5

SIGNATURES........................................................................................  6-7

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the securities exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in the Company's filings with the Securities and Exchange Commission.

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

ITEM 2.  PROPERTIES

The executive offices of the Company and the Bank are located at 180 Admiral Cochrane Drive, Suite 300, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 1999.

                                                                                                    NET BOOK VALUE OF
                                                                                                       PROPERTY OR
                                                         ORIGINAL YEAR                                  LEASEHOLD
                                        LEASED/            LEASED OR            YEAR OF LEASE        IMPROVEMENTS AT
                                         OWNED         LOCATION ACQUIRED         EXPIRATION         DECEMBER 31, 1999
Administration                          Leased               1995                 2005 (2)              $ 36,519
Bestgate                                Leased               1997                 2001                    15,675
Edgewater                            Land Leased             1996                 2006 (1)               386,674
Cape St. Claire                         Leased               1995                 2000 (1)                60,799
Kent Island                             Leased               1990                 2001 (1)                   203
Severna Park                            Leased               1996                 2006 (1)                17,415

(1) These leases may be extended at the option of the Company for periods ranging from three to twenty years.
(2)  Lease early buy-out option exercised in 1999 at a cost of $36,000.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEMS.

Executive Officers of the Registrant
The information relating to directors and named executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 at pages 4 through 7. In addition, information concerning Executive Officers who are not directors is set forth below:

                         AGE AT         POSITION WITH THE COMPANY AND BANK
NAME                     12/31/99       AND PAST FIVE YEARS EXPERIENCE
----                     --------       ------------------------------

Margaret Theiss Faison      41          Chief Financial Officer and Treasurer of
                                        the Company and Senior Vice President,
                                        Chief Financial Officer and Treasurer of the Bank. Prior to joining the Company in 1999, Ms. Faison was Senior Vice
                                        President and Chief Financial Officer of
                                        Sterling Bank & Trust Co. of Baltimore.
                                        Ms. Faison was previously Vice President and Chief Financial Officer with Mellon
                                        Bank (MD).

Robert E. Kendrick, III     54          Senior Vice President and Chief Credit
Officer.
                                        Prior to joining the Company in 1999,
                                        Mr. Kendrick held similar positions with Citizens National Bank of Laurel, Bank of Maryland, Sterling Bank & Trust Co.
                                        of Baltimore and NationsBank.

Lori J. Mueller             36          Secretary of the Company and Senior Vice
                                        President, Branch Banking. Ms. Mueller
                                        has been an officer of the Bank since
                                        1990 and is responsible for retail
                                        banking, deposit account administration
                                        and marketing.

Kevin J. Barron             44          Senior Vice President, Real Estate
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

Recent Developments
The Bank entered into a Formal Agreement with the Office of the Comptroller of the Currency ("OCC") effective September 30, 1999, whereby the Bank is required to improve the Bank's management and policies and procedures. This agreement in no way restricts or impedes the Bank's ability to conduct normal banking and business transactions.

The Bank has developed a detailed action plan to ensure prompt compliance with the Formal Agreement and is on schedule to meet all deadlines imposed by the agreement. The Bank has recently hired a new Chief Executive Officer, Mark H. Anders, a new Chief Financial Officer, Margaret Theiss Faison and a new Senior Credit Officer, Robert E. Kendrick, III. In addition, the Bank has engaged outside firms to perform loan and compliance reviews and has engaged Keller Bruner & Company, LLP to perform internal audit functions. The Bank is also in the process of developing, updating and implementing policies and procedures to address specific concerns of the OCC, including policies and procedures related to lending, risk management, and asset diversification.

The Bank is committed to complying with the provisions of the agreement and believes that the changes it is making will have a positive impact on future operations.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information relating to the market for Registrant's common equity and related stockholder matters appears in the Registrant's 1999 Annual Report to Stockholders on page 22, and is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The above-captioned information appears under Management's Discussion and Analysis of Results of Operations and Financial Condition in the Registrant's 1999 Annual Report to Stockholders on pages 5 through 22 and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of Annapolis National Bancorp, Inc. and its subsidiary, together with the report thereon by Rowles & Company, LLP for the year ended December 31 1999 appears in the Registrant's 1999 Annual Report to Stockholders on pages 23 through 44 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has selected Stegman & Company to perform the 2000 annual audit and tax return. The change in accountants was not the result of any disagreement with the prior accountants Rowles and Company on any accounting or financial disclosure issue.

                                    PART III

ITEM 9.  DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16 OF THE EXCHANGE ACT

The information relating to directors, officers, promoters and control persons is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

The information relating to directors' and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

     (1)  Financial Statements

          Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1999 Annual Report to Stockholders:

                                                                            PAGE

          Independent Auditors' Report...................................     25

          Consolidated Balance Sheets as of
          December 31, 1999, 1998 and 1997...............................     26

          Consolidated Statements of Income for the
          years ended December 31, 1999, 1998 and 1997...................     27

          Consolidated Statements of Changes in Stockholders' Equity
          for the years ended December 31, 1999, 1998 and 1997...........     28

          Consolidated Statements of Cash Flows for the
          years ended December 31, 1999, 1998 and 1997...................  29-30

          Notes to Consolidated Financial Statements.....................  31-46

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)  Exhibits

     The following exhibits are filed as part of this report.

       3.1   Articles of Incorporation of Annapolis National Bancorp, Inc.*
       3.2   Bylaws of Annapolis National Bancorp, Inc.*
       4.0   Stock Certificate of Annapolis National Bancorp, Inc.*
      10.1   Employment Agreement between Annapolis National Bancorp,
             Inc. and Mark H. Anders**
      10.2   Annapolis National Bancorp, Inc. Employee Stock Option Plan*
      11.0   Computation of earnings per share (filed herewith)
      13.0   Portions of 1999 Annual Report to Stockholders (filed herewith)
      21.0 Subsidiary information is incorporated herein by reference to Part I - "Subsidiaries"
      27.0   Financial Data Schedule (filed herewith)
      99.0   1999 Proxy Statement**

      * Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on June 23, 1997 and any Amendments thereto, Registration No. 333-29841.

      ** Incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of the end of the Company's fiscal year.

(b)  Reports on Form 8-K:

       The Company filed a Form 8-K on October 7, 1999 announcing its appointment on October 4, 1999 of Mark H. Anders as President and Chief Executive Officer of the Bank. Mr. Anders succeeded Bank Chairman of the Board Richard M. Lerner who had served on an interim basis as President and Chief Executive Officer of the Bank for the preceding five months.

       The Company filed a Form 8-K on May 18, 1999 announcing that it needed to increase its allowance for loan losses for the first quarter ended March 31, 1999. The increase resulted in a decrease to earnings reported on April 19, 1999, and thus required adjustments to the Company's financial condition and results of operations. At the time of filing the 8-K, the Company had not determined the extent of the adjustments required and therefore was unable to file the Form 10-Q for the fiscal quarter ended March 31, 1999 on the due date. The Company's previously declared cash dividend of one-cent per share was paid as scheduled on May 14, 1999.

CONFORMED SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANNAPOLIS NATIONAL BANCORP, INC.

                                   By:   /s/ Richard M. Lerner
                                         ---------------------

                                         Richard M. Lerner
                                         President, Chief Executive Officer
                                         and Director

                                   Date: March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

           NAME                                         Title                             Date
           ----                                         -----                             ----
/s/ Richard M. Lerner                   President, Chief Executive Officer and       March 29, 2000
----------------------------            Director (principal executive officer)
Richard M. Lerner

/s/ Margaret Theiss Faison              Senior Vice President, Treasurer and         March 29, 2000
----------------------------            Chief Financial Officer (principal
Margaret Theiss Faison                  accounting and financial officer)

/s/ Mark H. Anders                      Director                                     March 29, 2000
----------------------------
Mark H. Anders

/s/ Stanley J. Klos, Jr.                Director                                     March 29, 2000
----------------------------
Stanley J. Klos, Jr.

/s/ Lawrence E. Lerner                  Director                                     March 29, 2000
----------------------------
Lawrence E. Lerner

/s/ Dimitri P. Mallios                  Director                                     March 29, 2000
----------------------------
Dimitri P. Mallios

/s/ Albert Phillips                     Chairman                                     March 29, 2000
----------------------------
Albert Phillips

/s/ Lawrence W. Schwartz                Director                                     March 29, 2000
----------------------------
Lawrence W. Schwartz

                                  Exhibit 11.0
                       Calculation of Earnings per Share

                                                                                                December 31
                                                                                  1999             1998             1997
                                                                                  ----             ----             ----
Weighted Average shares Outstanding                                             2,319,588        2,312,422        1,691,301

Common Stock Equivalents                                                               --            6,731           16,865

Average Common Shares and Equivalents, Fully Diluted                            2,319,588        2,319,153        1,708,166

Net income                                                                     $  690,295       $1,002,844       $1,084,197

Basic Earnings per Share                                                       $     0.30       $     0.43       $     0.64

Diluted Earnings per Share                                                     $     0.30       $     0.43       $     0.63

                                 Exhibit 13.0

ANNAPOLIS NATIONAL BANCORP, INC.

Corporate Profile

ANNAPOLIS NATIONAL BANCORP, INC., formerly Maryland Publick Banks, Inc., is a bank holding company, incorporated in May, 1988 for the purpose of acquiring and holding all of the outstanding stock of Annapolis National Bank, a federally insured community oriented bank and the only independent commercial bank headquartered in Annapolis, Maryland. The Bank currently operates as a full service commercial bank from its headquarters in Annapolis, and its four branches located in Anne Arundel County, Maryland, and one branch located on Kent Island in Queen Anne's County, Maryland. The Bank's principal business consists of originating loans and attracting deposits. The Bank originates commercial loans, commercial real estate loans, construction loans, one- to four-family real estate loans, home equity and consumer loans. The Bank also invests in U.S. Treasury and U.S. Government agency securities and other securities issued by or guaranteed by the federal government.

The Bank conducts a general commercial and retail banking business in its market area, emphasizing the banking needs of small businesses, professional concerns and individuals. The Bank draws most of its customer deposits from Anne Arundel County, Maryland, and to a lesser extent, Queen Anne's County, Maryland. The Bank's lending operations are centered in Anne Arundel County, but extend throughout Central Maryland.

The Bank competes with numerous other financial intermediaries, commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in Anne Arundel County and elsewhere.

The Bank's Anne Arundel County service area is a highly concentrated, highly branched banking market. Competition in Anne Arundel County for loans to small businesses and professionals, the Bank's target market, is intense and pricing, service and access to decision makers are important. Deposit competition among institutions in Anne Arundel County also is strong.

The Bank employed 59 full time and 5 part time individuals at December 31, 1999.

The Bank continually evaluates new products, and implements such new products as deemed appropriate by management.

ANNAPOLIS NATIONAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is management's discussion and analysis of the historical financial condition and results of operations of Annapolis National Bancorp, Inc. on a consolidated basis with its wholly owned subsidiary, Annapolis National Bank, for the periods presented, and should be read in conjunction with the consolidated statements and the related notes thereto appearing elsewhere in this annual report.

The Company reported net income for 1999 of $690,295, a 31.17% decrease from 1998 earnings of $1,002,844. The decrease in 1999 earnings was primarily due to higher expenses associated with the Company's conversion to a new data processing provider and the system upgrades needed to comply with the Year 2000 date change requirements. Basic earnings per share decreased to $0.30 per share in 1999 compared to $0.43 per share in 1998.

The primary source of income of the Bank is interest on its loan and investment portfolios. The principal expense of the Bank is interest on its deposit accounts and borrowings. The difference between interest income on interest earning assets and interest expense on interest bearing liabilities is referred to as net interest income. Net interest income was $6.1 million for 1999, an increase of $214,000 or 3.62% compared to $5.9 million in 1998. Total assets were $126.7 million as of December 31, 1999, a 5.21% increase over the December 31, 1998 total assets of $120.5 million. The Company's return on average assets was 0.55% and 0.82% at December 31, 1999, and 1998 respectively. The Company's return on average equity was 5.69% and 8.64% at December 31, 1999, and 1998 respectively.

At December 31, 1999 the Bank's gross loan portfolio totaled $82.9 million. Of this amount, $19.3 million or 23.23% were commercial loans, $35.0 million or 42.26% were commercial real estate loans, $15.0 million or 18.13% were construction loans, $7.3 ANNAPOLIS NATIONAL BANCORP, INC.

ANNAPOLIS NATIONAL BANCORP, INC;
Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

million or 8.84% were one- to four-family residential mortgage loans, and $3.7 million or 4.45% were home equity loans, and $2.6 million or 3.09% were consumer and other loans.

The following table shows selected consolidated financial highlights for the Company at and for the five years ended December 31, 1995, through December 31, 1999.

Selected Consolidated Financial Data at and for years ended December 31, (Dollars in thousands, except per share data)

Selected Financial Data                             1999         1998         1997         1996         1995
-----------------------                          ----------   ----------   ----------   ----------   ----------
Total assets                                     $  126,733   $  120,457   $  120,827   $  100,227   $   95,296
Total loans, net                                     81,198       86,924       70,985       68,800       56,036
Total deposits                                      105,094      100,742       96,062       87,106       82,096
Securities sold under agreement to repurchase         8,497        7,174       13,306        6,345        6,970
Notes payable                                            --           --           --        1,004          925
Stockholder's equity                                 12,727       12,091       11,087        5,471        5,046

Selected Operating Data
-----------------------
Interest income                                  $    9,612   $    9,813   $    9,161   $    8,021   $    7,651
Interest expense                                      3,475        3,890        3,630        3,362        3,099
                                                 ----------   ----------   ----------   ----------   ----------

Net interest income                                   6,137        5,923        5,531        4,659        4,552
Provision for credit losses                             432          300          748          452          318
                                                 ----------   ----------   ----------   ----------   ----------

Net interest income after provision for credit        5,705        5,623        4,783        4,207        4,234
  losses
Restructuring expense                                    --           --          796           --           --
Noninterest income                                      849          867          762          587          521
Noninterest expense                                   5,488        4,965        4,434        4,371        3,957
                                                 ----------   ----------   ----------   ----------   ----------

Income before income taxes                            1,066        1,525          315          423          798
Income tax benefit (expense)                           (376)        (522)         769           --           (6)
                                                 ----------   ----------   ----------   ----------   ----------
Net income                                       $      690   $    1,003   $    1,084   $      423   $      792
                                                 ----------   ----------   ----------   ----------   ----------
Key Financial Ratios and Other Data
-----------------------------------
Return on average assets                               0.55%        0.82%        0.99%        0.44%        0.94%
    Net income divided by average assets
Return on average equity                               5.69%        8.64%       14.83%        7.98%       19.26%
    Net income divided by average equity
Equity to asset ratio (1)                              9.69%        9.54%        6.70%        5.46%        4.88%
    Average equity divided by average assets
Basic earnings per share                         $     0.30   $     0.43   $     0.64   $     0.29   $     0.57
Book value per share                             $     5.48   $     5.23   $     4.79   $     3.70   $     3.41
Tangible book value per share                    $     5.46   $     5.17   $     4.70   $     3.17   $     2.78
Number of shares outstanding                      2,323,506    2,313,506    2,312,306    1,478,972    1,478,972
Efficiency ratio (2)                                  78.55%       73.19%       83.11%       83.34%       78.00%
Interest rate spread                                   4.76%        4.52%        4.88%        4.68%        5.29%
Net interest margin                                    5.26%        5.11%        5.37%        5.10%        5.73%
Risk based capital ratio - Tier 1                     13.70%       12.70%       15.16%        7.46%        7.68%
Risk based capital ratio - Total                      15.00%       14.00%       16.42%        8.68%        8.83%


(1) The Company's initial public stock offering closed on September 30, 1997 with net proceeds of $3.5 million. The average capital used to calculate this ratio reflects the increase in capital for the last quarter of 1997.

(2) Includes restructuring expense of $796,000 for the year ended December 31, 1997.

The following table presents a condensed average balance sheet as well as income/expense and yields/costs of funds thereon for the years ended December 31, 1999, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities for the periods shown. Average balances are derived from average daily balances. The yields and costs include loan fees which are considered adjustments to yields. Net interest spread, the difference between the average rate on interest bearing assets and the average rate on interest bearing liabilities, increased to 4.76% for the year ended December 31, 1999, compared to 4.52% at December 31, 1998.

ANNAPOLIS NATIONAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Consolidated Average Balances, Yields and Rates
(Balances in thousands)

                                                                                        Years ended
                                                                December 31, 1999                     December 31, 1998
                                                                -----------------                     -----------------
                                                          Average                 Yield/       Average                 Yield/
                                                          Balance    Interest      Rate        Balance     Interest     Rate
                                                          -------    --------     ------       -------     ---------   ------

Assets
Interest Earning Assets:
     Federal funds sold and other overnight
       investments                                        $  9,456     $  462      4.89%       $ 21,999      $1,195      5.43%
     Investment Securities                                  20,042      1,090      5.44%         16,644         963      5.79%
     Loans                                                  87,126      8,060      9.25%         77,245       7,655      9.91%
                                                          --------     ------    ------        --------      ------    ------

          Total interest-earning assets                    116,624      9,612      8.24%        115,888       9,813      8.47%
                                                          --------     ------    ------        --------      ------    ------

Noninterest Earning Assets
     Cash and due from banks                                 4,196                                3,612
     Other assets                                            4,455                                2,186
                                                          --------                             --------

          Total Assets                                    $125,275                             $121,686
                                                          --------                             --------

Liabilities and Stockholders' Equity
Interest Bearing Deposits
     NOW accounts                                         $ 19,810     $  269      1.36%       $ 18,488      $  361      1.95%
     Money market accounts                                  11,960        334      2.79%         14,427         496      3.44%
     Savings accounts                                       14,634        341      2.33%         13,374         392      2.93%
     Certificates of deposit                                43,236      2,191      5.07%         40,844       2,272      5.56%
     Repurchase agreements                                   9,970        323      3.24%         11,330         369      3.26%
     Notes payable                                             105         17     16.19%             --          --        --
                                                          --------     ------    ------        --------      ------    ------

          Total interest bearing liabilities                99,715      3,475      3.48%         98,463       3,890      3.95%
                                                                       ------    ------                      ------    ------

Noninterest Bearing Liabilities
     Demand deposit accounts                                12,646                               11,118
     Other liabilities                                         772                                  500

Stockholders' Equity                                        12,142                               11,605

          Total Liabilities and Stockholders' Equity      $125,275                             $121,686
                                                          --------                             --------

Interest rate spread                                                               4.76%                                 4.52%
                                                                                 ------                                ------

Ratio of interest earning assets to interest bearing
     liabilities                                                                 116.96%                               117.70%
Net interest income and net interest margin                            $6,137      5.26%                     $5,923      5.11%
                                                                       ------    ------                      ------    ------

                                                          December 31, 1997
                                                          -----------------
                                                  Average                  Yield/
                                                  Balance      Interest     Rate
                                                  -------      --------    ------
Assets
Interest Earning Assets:
    Federal funds sold and other overnight
    investments                                   $ 14,447     $  776        5.37%
    Investment Securities                           16,253        937        5.77%
    Loans                                           72,385      7,448       10.29%
                                                  --------     ------      ------

      Total interest-earning assets                103,085      9,161        8.89%
                                                  --------     ------      ------

Noninterest Earning Assets
    Cash and due from banks                          3,830
    Other assets                                     2,176
                                                  --------

      Total Assets                                $109,091
                                                  --------

Liabilities and Stockholders' Equity
Interest Bearing Deposits
     NOW accounts                                            $ 15,475     $  324      2.09%
     Money market accounts                                     14,088        484      3.44%
     Savings accounts                                          12,005        367      3.06%
     Certificates of deposit                                   37,829      2,080      5.50%
     Repurchase agreements                                     10,570        315      2.98%
     Notes payable                                                632         60      9.49%
                                                             --------     ------    ------

          Total interest bearing liabilities                   90,599      3,630      4.01%
                                                                          ------    ------

Noninterest Bearing Liabilities
     Demand deposit accounts                                   10,510
     Other liabilities                                            668

Stockholders' Equity                                            7,314
                                                             --------

          Total Liabilities and Stockholders' Equity         $109,091
                                                             --------

Interest rate spread                                                                  4.88%
                                                                                    ------

Ratio of interest earning assets to interest bearing
     liabilities                                                                    113.78%
Net interest income and net interest margin                               $5,531      5.36%
-------------------------------------------                               ------    ------


ANNAPOLIS NATIONAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial Condition

The Company, through its Bank subsidiary, functions as a financial intermediary, and as such its financial condition can be examined in terms of developing trends in its sources and uses of funds. These trends are the result of both external environmental factors, such as changing economic conditions, regulatory changes and competition, and also internal environmental factors such as management's evaluation as to the best use of funds in these changing conditions.

Total assets increased by 5.21% during 1999 to $126.7 million from $120.5 million at December 31, 1998. Total deposits and securities sold under agreements to repurchase, the Company's primary source of funds, increased $5.7 million or 5.26% from $107.9 million at December 31, 1998. Time deposits comprise the largest portion of the Bank's total deposits, totaling $45.6 million or 43.40% of the Bank's total deposits at December 31, 1999, compared to $37.6 million or 37.34% in 1998. Savings and Money Market accounts totaled $25.4 million or 24.18% of the Bank's total deposits at December 31, 1999, compared to $30.8 million or 30.54% in 1998. NOW accounts total $20.8 million or 19.74% and $21.0 million or 20.90% of total deposits at December 31, 1999 and 1998, respectively. Demand, noninterest bearing accounts total $13.3 million or 12.68% of total deposits at December 31, 1999 and $11.3 million or 11.22% at December 31, 1998. Securities sold under agreements to repurchase increased $1.3 million to $8.5 million from $7.2 million at December 31, 1998, respectively.

The Company's primary use of funds are for loans and investments. Loans, less deferred fees and discounts and the allowance for loan losses, decreased by $5.7 million or 6.59% to $81.2 million at December 31, 1999 from $86.9 million a year earlier. The reduction in loan balances occurred primarily in the commercial sector which decreased $7.6 million or 28.27% from 1998 and was partially offset by an increase of $4.8 million or 11.73% in real estate loans.

Operating Results

The following discussion outlines some of the more important factors and trends affecting the earnings of the Company, as presented in its consolidated statements of income.

Net Interest Income

Net interest income is the difference between interest revenue and interest expense and is generally impacted by increases or decreases in the amount of outstanding interest earning assets and interest bearing liabilities (volume variance). This volume variance coupled with changes in interest rates on these same assets and liabilities (rate variance) equates to the total change in net interest income in any given period. The table found on page 9 sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by

ANNAPOLIS NATIONAL BANCORP, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Net interest income for the year ended December 31, 1999, was $6.1 million, representing an increase of $214,000 or 3.62% from net interest income of $5.9 million for the year ended December 31, 1998. The increase in net interest income is due primarily to a decrease in the Bank's overall cost of funds. The net yield on interest earning assets was 5.26% and 5.11% for the years ended December 31, 1999 and 1998 respectively. Net interest income for 1999 includes $195,000 of interest collected on the cash basis related to loans on a nonaccrual status, compared to $18,000 of interest collected on various nonaccrual loans in 1998.

Rate/Volume Analysis
(Dollars in thousands)

                                                       1999 v 1998                               1999 v 1998
                                                       -----------                               -----------

                                      Increase or    Due to Change in     Rate/    Increase or  Due to Change in
                                       Decrease)     Volume     Rate    Volume     (Decrease)     Volume     Rate     Volume
                                                     ------     ----    -------    ----------     ------     ----     ------
Interest income on:
    Loans                                $ 405        $1,130    $(632)    $(93)       $207         $500      $(275)    $(18)
    Investment securities                  127           197      (58)     (12)         26           23          3       --
    Federal funds sold and other
                                          (733)         (578)    (300)     145         419          406          9        4
      overnight investments              -----        ------    -----     ----        ----         ----      -----     ----


Total interest income                     (201)          749     (990)      40         652          929       (263)     (14)

Interest expense on:
    NOW accounts                           (92)           26     (110)      (8)         37           63        (22)      (4)
    Money market accounts                 (162)          (85)     (93)      16          12           12         --       --
    Savings accounts                       (51)           38      (81)      (8)         25           42        (15)      (2)
    Certificates of deposit                (81)          133     (202)     (12)        192          166         24        2
    Repurchase agreements                  (46)          (44)      (2)      --          54           23         29        2
    Notes payable                           17            --       --       17         (60)         (60)        --       --
                                         -----        ------    -----     ----        ----         ----      -----     ----

Total interest expense                    (415)           68     (488)       5         260          246         16       (2)
                                         -----        ------    -----     ----        ----         ----      -----     ----

Net interest income                      $ 214        $  681    $(502)    $ 35        $392         $683      $(279)    $(12)
                                         -----        ------    -----     ----        ----         ----      -----     ----

Interest Income

The Company's interest income decreased $201,000 or 2.04% to $9.6 million at December 31, 1999, compared to $9.8 million at December 31, 1998. The decrease in interest income can be attributed to a decrease in the average yield on earning assets, partially offset by an increase in average loans. Average loans increased $9.9 million or 12.79%. Average federal funds and other overnight investments decreased $12.5 million or 57.02% which contributed to the decrease in interest income.

Interest Expense

The Company's interest expense decreased $415,000 or 10.67% to $3.5 million at December 31, 1999, compared to $3.9 million at December 31, 1998. The decrease in interest expense can be attributed to a decrease in the cost of interest bearing liabilities to 3.48% at December 31, 1999, compared to 3.95% in 1998. The decrease in rate was partially offset by an increase in certificate of deposit balances of $8.0 million or 21.24%. The increased growth in deposits were used to fund loan growth and for general liquidity purposes.

Noninterest Income

The Company's primary source of non-interest income are fees charged for services and gains and fees recognized on the sale of residential mortgage loans. Noninterest income, excluding the one time gain of $125,000 in 1998 relating to the Company waiving its exclusive right to operate its branch office in the Edgewater Shopping Center increased $77,000 or 10.44% to $820,000 at December 31, 1999, as compared to $742,000 in 1998. The growth in noninterest income was primarily due to an increase in mortgage broker fees.

ANNAPOLIS NATIONAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Noninterest Expense

Noninterest expense increased $493,000 or 9.93% to $5.5 million at December 31, 1999, compared to $5.0 million at December 31, 1998. The increase in noninterest expense was primarily due to costs associated with the Bank's conversion to a new data processing provider of $210,000, costs related to the Year 2000 date change and legal and consulting expenses associated with the Formal Agreement with the OCC.

Personnel expense increased $24,000 or 0.98% due primarily to vacation accruals required due to excess carryover days caused by Y2K and the data processing conversion.

Occupancy and equipment expense increased $105,000 or 12.87% due to depreciation expense on equipment purchased in 1997, 1998 and 1999 for the Bank's local area network (LAN) and equipment upgrades necessary for Y2K.

Other expense increased $135,000 or 14.63% due mainly to legal and consulting expenses related to the OCC Formal Agreement.

Provision for Income Taxes

The Company and the Bank file consolidated federal income tax returns and separate Maryland income tax returns. The Company paid $530,000 in federal income tax in 1999 and paid state income tax of $32,000 in 1999.

Financial Analysis For The Years Ended December 31, 1998 and 1997

Net income for the year ended December 31, 1998, totaled $1,002,844 or $0.43 per basic share compared to $1,084,197 or $0.64 per basic share for the year ended December 31, 1997.

Net interest income increased $393,000 or 7.10% at December 31, 1998, to $5.9 million from $5.5 million at December 31, 1997. This increase was the result of an increase in interest income of $652,000 that was partially offset by an increase in interest expense of $259,000.

Interest income increased $652,000 or 7.11% in 1998 compared to 1997, primarily due to an increase in the average balance of loans outstanding. Average loans outstanding, net of unearned income, increased $4.9 million or 6.71% during 1998. In addition, the average yield on loans decreased to 9.91% in 1998 from 10.29% in 1997.

Interest expense increased $259,000 in 1998 as compared to 1997. The increase generally reflected an increase in the average balance of interest bearing liabilities to $98.5 million from $90.6 million at December 31, 1997. During this period the average cost of interest bearing liabilities decreased to 3.95% at December 31, 1998, from 4.01% at December 31, 1997.

Noninterest income increased $105,000 or 13.81% during 1998 as compared to 1997. The increase was attributable to a one-time gain of $125,000 relating to the Company's waiving of its exclusive right to operate its branch office in the Edgewater Shopping Center.

Noninterest expense decreased $264,000 or 5.05% to $5.0 million at December 31, 1998, from $5.2 million at December 31, 1997. The primary reason for the decrease relates to a one time restructuring expense of $796,000 during 1997, resulting from implementation of a revised business strategy by the Board of Directors and senior management in February 1997.

Personnel expense increased $370,000 or 17.54% due to increasing staff to required levels.

Occupancy and equipment expense decreased $20,000 or 2.43% due to lower maintenance costs.

Other expense increased $56,000 or 6.42% due mainly to additional marketing expense of approximately $87,000.

Liquidity and Capital Resources

Deposits, commercial reverse repurchase agreements, and lines of credit are the primary source of the Bank's funds for lending and investing activities. Secondary sources of funds are derived from loan repayments and investment maturities. Loan repayments and

ANNAPOLIS NATIONAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

investment maturities can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates, general market conditions and competition.

The Bank offers a variety of retail deposit account products to both consumer and commercial deposit customers. The Bank's deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts and certificate of deposit accounts. The Bank also offers individual retirement accounts. Time deposits comprised 43.40% of the deposit portfolio at December 31, 1999. Core deposits, considered to be noninterest bearing and interest bearing demand deposit accounts, savings deposits and money market accounts accounted for 56.60% of the deposit portfolio at December 31, 1999. This represents a 5.76% reduction in core deposits of 62.66% at December 31, 1998.

The Bank intends to continue to emphasize retail deposit accounts as its primary source of funds. Deposit products are promoted in periodic newspaper advertisements, along with notices provided in customer account statements. The Bank does not pay a fee for brokered deposits. The Bank's market strategy is based on its reputation as a community bank that provides quality products and personal customer service.

The Bank pays interest rates on its interest bearing deposit products that are competitive with rates offered by other financial institutions in its market area, and in certain deposit categories may lead the market. Interest rates on deposits are reviewed by management who consider a number of factors including:
(1) the Bank's internal cost of funds; (2) rates offered by competing financial institutions; (3) investing and lending opportunities; and (4) the Bank's liquidity position.

Jumbo certificates of deposit are accounts of $100,000 or more. These accounts totaled $6.8 million at December 31, 1999 and consisted principally of time certificates of deposit. The following table sets forth the amount and maturity of jumbo certificates of deposit at December 31, 1999:

Dollars in (thousands)

                                       Greater than Three   Greater than Six    Greater than
                 Three Months or Less    Months  to Six    Months to One Year     One Year     Total
                       $1,111                $2,811             $2,021             $852        $6,795
                       ------                ------             ------             ----        ------

Commercial reverse repurchase agreements represent transactions with customers for correspondent or commercial account cash management services. These are overnight borrowing arrangements with interest rates discounted from the federal funds sold rate. Securities underlying the repurchase agreements are maintained in the Company's control. At December 31, 1999, and 1998, the average cost of these borrowings were 3.24% and 3.25% respectively.

The Bank maintains a secured borrowing line with the Federal Home Loan Bank
(FHLB) with the ability to draw up to $12.7 million, and may borrow up to $7.3 million under a reverse repurchase line established with a local correspondent commercial bank. In addition, the Bank has the ability to borrow directly from the Federal Reserve Bank discount window. At December 31, 1999, there were no outstanding advances under these lines of credit.

Potential adverse impacts on liquidity can occur as a result of changes in the estimated cash flows from investment, loan, and deposit portfolios. The Bank manages this inherent risk by maintaining a portfolio of available for sale investments, and secondary sources of liquidity from FHLB advances and reverse repurchase agreements. In addition, the Bank has the ability to increase its liquidity by raising interest rates on deposit accounts, selling loans in the secondary market or curtailing the volume of loan originations.

The Bank maintains the majority of the assets held for liquidity purposes in overnight federal funds.

Interest Rate Risk Sensitivity

Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of the Company's interest earning assets and funding sources. Additionally, the Bank's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest bearing assets, such as loans and investments, and its interest expense on its funding sources, such as deposits and borrowings. Accordingly, the Bank's results of operations and financial condition are largely dependent on movements in market interest rates and its ability to manage its assets in response to such movements.

ANNAPOLIS NATIONAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Bank attempts to manage fluctuations in interest rates by matching the maturities of its interest earning assets and interest bearing liabilities. The Bank's current strategy to manage its sensitivity to interest rate fluctuations is to emphasize short term and adjustable rate loans and to invest in short term U.S. Government agency securities with maturities or call dates of two years or less. Additionally, all of the loans in the Bank's portfolio are either adjustable or short term fixed rate loans with terms to maturity of 30 days to 30 years. The Bank does not engage in long term fixed rate portfolio lending. Any long term fixed rate loans made by the Bank are sold in the secondary market.

The following table summarizes the anticipated maturities or repricing of the Company's interest earning assets and interest bearing liabilities as of December 31, 1999, and the Company's interest sensitivity gap (i.e., interest earning assets less interest bearing liabilities). A positive gap for any time period indicates that more interest earning assets will mature or reprice during that period than interest bearing liabilities. Based on the composition of deposits the Company's goal is to maintain a cumulative gap position for the period of one year or less of plus or minus fifteen percent in order to mitigate the impact of changes in interest rates on liquidity, interest margins and operating results.

The analysis presented below represents a static gap position for interest sensitive assets and liabilities at December 31, 1999, and does not give effect to prepayment or extension of loans as a result of changes in general market rates.

Interest Sensitivity Gap Analysis
(Dollars in thousands)
December 31, 1999

                                                                           After three but  After one but
                                                            within three    within twelve    within five   After five
                                                               months          months          years         years     Total
                                                               ------          ------          -----         -----     -----
Assets
  Federal funds sold and other overnight investments          $ 11,432       $     --        $    --       $    --   $ 11,432
  Investment securities (1)                                      7,818          4,509         10,776            --     23,103
  Loans (2), (3)                                                32,436         18,179         23,407         7,382     81,404
                                                              --------       --------        -------       -------   --------

                                                              $ 51,686       $ 22,688        $34,183       $ 7,382   $115,939
                                                              --------       --------        -------       -------   --------

Liabilities
  Interest bearing liabilities
      NOW accounts                                            $ 20,750       $     --        $    --       $    --   $ 20,750
      Money market accounts                                     14,623             --             --            --     14,623
      Savings accounts                                          10,790             --             --            --     10,790
      Certificates of deposit (4)                                8,289         29,866          7,406            49     45,610
      Repurchase agreements                                      8,497             --             --            --      8,497
                                                              --------       --------        -------       -------   --------

                                                              $ 62,949       $ 29,866        $ 7,406       $    49   $100,270
                                                              --------       --------        -------       -------   --------


Interest sensitivity gap                                       (11,263)        (7,178)        26,777         7,333     15,669
Cumulative interest sensitivity gap                            (11,263)       (18,441)         8,336        15,669
Cumulative interest sensitivity gap as a percentage of
    total assets                                                 (9.71%)       (15.91)%         7.19%        13.51%     13.51%
    ------------                                              --------       --------        -------       -------   --------

(1) Net of Federal Reserve Bank and Federal Home Loan Bank stock.
(2) Loans scheduled by contractual maturities.
(3) Net of non-accrual loans of $1,499,460.
(4) Certificates of deposits scheduled by contractual maturities.

Investment Portfolio

At December 31, 1999, the Bank's investment portfolio, which totaled $23.8 million, consisted of U.S. government agency securities. The Company invests primarily in state tax exempt U.S. Government Agency securities in order to minimize its state income tax liability. The Company did not pay state income tax in 1998 or 1997. Additionally, the Company owns $360,700 in stock of the Federal Reserve Bank of Richmond and $360,400 in stock of the Federal Home Loan Bank of Atlanta (FHLB). Management generally maintains an investment portfolio with relatively short maturities to minimize overall interest rate risk. At December 31, 1999, approximately 53.36% of the investment securities portfolio had maturities of one year or less.

ANNAPOLIS NATIONAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment decisions are made within policy guidelines established by the Board of Directors. It is the Bank's policy to invest in non-speculative debt instruments, particularly debt instruments that are guaranteed by the U.S. Government or an agency thereof, to maintain a diversified investment portfolio which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level. To meet the credit risk objectives, non-government debt instruments must have a rating of "B" or better to be held in the portfolio. The Bank's investment policy designates the investment portfolio to be classified as "available-for-sale", unless otherwise designated. At December 31, 1999, 100% of the investment portfolio was classified available-for-sale. The composition of securities at December 31, for each of the past five fiscal years was:

                                                1999     1998     1997     1996     1995
                                               -------  -------  -------  -------  -------
Available for Sale
  U. S. Treasury                               $    --  $    --  $ 1,974  $ 9,157  $16,186
  U. S. Agency                                  23,103   13,511   12,991      996      978
  Mortgage-backed                                   --      980      980      987      984
  Equity Securities                                721      699      620      194      175
                                               -------  -------  -------  -------  -------

      Total                                     23,824   15,190   16,565   11,334   18,323

Held to Maturity
  U. S. Treasury                                    --       --    3,975    1,993       --
                                               -------  -------  -------  -------  -------

      Total                                         --       --    3,975    1,993       --
                                               -------  -------  -------  -------  -------

Total Securities                               $23,824  $15,190  $20,540  $13,327  $18,323
----------------                               -------  -------  -------  -------  -------

The following table presents maturities and weighted average yields for investments in available for sale and held to maturity securities.

December 31, 1999
(Dollars in thousands)

                               YEARS TO MATURITY

                                                                                          WITHIN 5
                                             WITHIN                 WITHIN 1               TO 10
                                            ONE YEAR               TO 5 YEARS              YEARS
                                             AMOUNT/       YIELD     AMOUNT/    YIELD     AMOUNT/     YIELD
                                             -------       -----     -------    -----     -------     -----
Available for Sale
  U. S. Treasury                             $    --          --%     $    --       --%   $     --       --%
  U. S. Agency                                12,327        5.41%      10,776     5.16%         --       --%
  ------------                                ------        ----       ------     ----    --------      ---
      Total Debt Securities                  $12,327        5.41%     $10,776     5.16%         --       --%

Held to Maturity
  U. S. Treasury                             $    --          --%     $    --       --%   $     --       --%
  U. S. Agency                                    --          --%          --       --%         --       --%
  ------------                                ------        ----       ------     ----    --------      ---
      Total                                  $    --          --%     $    --       --%   $     --       --%

                                             GREATER
                                             THAN TEN
                                              YEARS
                                             AMOUNT/       YIELD       TOTAL
                                             -------       -----       -----
Available for Sale
  U. S. Treasury                             $    --          --%     $    --
  U. S. Agency                                    --          --%      23,103
  ------------                                ------        ----       ------
      Total Debt Securities                  $    --          --%     $23,103

Held to Maturity
  U. S. Treasury                             $    --          --%     $    --
  U. S. Agency                                    --          --%          --
  ------------                                ------        ----       ------
      Total                                  $    --          --%     $    --

Lending Activities

The types of loans that the Bank may originate are subject to federal laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors.

ANNAPOLIS NATIONAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

Analysis of Loans

The following table presents the composition of the loan portfolio over the previous five years:

Years ended December 31,
(Dollars in thousands)

                                         1999               1998                1997                1996                1995
                                         ----               ----                ----                ----                ----
                                   Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
Commercial loans                  $19,261     23.23%  $26,895     30.43%  $30,860     42.61%  $30,801     43.80%  $27,917     48.94%
Real estate loans:
      Commercial                   35,032     42.26%   29,373     33.25%   20,448     28.34%   17,845     25.65%   13,553     23.92%
      Construction                 15,030     18.13%   17,875     20.22%   10,191     13.91%   10,173     14.62%    7,937     14.01%
      One-to four-family            7,329      8.84%    8,620      9.75%    5,232      7.25%    7,002     10.07%    4,391      7.75%
      Home equity                   3,686      4.45%    3,219      3.64%    3,393      4.70%    1,744      2.51%    1,197      2.11%
Consumer loans                      2,565      3.09%    2,400      2.71%    2,305      3.19%    2,332      3.35%    1,848      3.27%
                                  -------    ------   -------    ------   -------    ------   -------    ------   -------    ------

          Total loans              82,903    100.00%   88,382    100.00%   72,429    100.00%   69,897    100.00%   56,843    100.00%

Less:
      Unearned income                (222)               (299)               (267)               (332)               (190)
      Allowance for loan losses    (1,483)             (1,159)             (1,177)               (765)               (617)
                                  -------             -------             -------             -------             -------

Net loans receivable              $81,198             $86,924             $70,985             $68,800             $56,036
                                  -------             -------             -------             -------             -------

The Bank's loan portfolio consists of commercial, commercial real estate, residential construction, one- to four-family residential mortgage, home equity and consumer loans. At December 31, 1999 the Bank's loan portfolio totaled $82.9 million, of which $19.3 million, or 23.23%, were commercial loans; $35.0 million, or 42.26%, were commercial real estate loans; $15.0 million, or 18.13%, were construction loans; $7.3 million, or 8.84%, were one- to four-family residential mortgage loans; $3.7 million, or 4.45% were home equity loans and $2.6 million, or 3.09%, were consumer and other loans. All of the loans in the Bank's portfolio are either adjustable-rate or short term fixed-rate loans with terms to maturity of 30 days to 30 years.

The Bank does not engage in longer term fixed-rate portfolio lending. Any long term fixed-rate loans made by the Bank are sold in the secondary market.

Commercial Lending. The Bank offers commercial business loans to businesses operating in the Bank's primary market area. These loans consist of lines of credit which typically require an annual repayment, adjustable-rate loans with terms of five to seven years, and short term fixed-rate loans with terms of up to five years. Such loans are generally secured by receivables, inventories, equipment and other assets of the business. The Bank generally requires personal guarantees on its commercial loans. The Bank also offers unsecured commercial loans to businesses on a selective basis. These types of loans are made to existing customers and are of a short duration, generally one year or less. The Bank also originates commercial loans which are guaranteed by the Small Business Administration. The Bank has been an active participant in a variety of SBA loan programs.

Year Ended December 31, 1999
(Dollars in thousands)

                                                  DUE AFTER
                                   DUE IN          ONE YEAR
                                     ONE             BUT                         NON
                                   YEAR OR         BEFORE       DUE AFTER      ACCRUAL     90 DAYS
                                     LESS        FIVE YEARS     FIVE YEARS      LOANS      PAST DUE       TOTAL
                                     ----        ----------     ----------      -----      --------       -----
Real estate loans
    Construction                   $14,990         $    --        $   --        $   40     $     --      $15,030
    Mortgage                         2,372           2,867         2,090            --           --        7,329
    Commercial                      14,097          14,597         4,879         1,459           --       35,032
Commercial loans                    16,101           2,887           273            --           --       19,261
Home equity loans                    3,686              --            --            --           --        3,686
Consumer loans                       1,361           1,064           140            --           --        2,565
--------------                     -------         -------        ------        ------     --------      -------

Total loans                        $52,607         $21,415        $7,382        $1,499     $     --      $82,903
-----------                        =======         =======        ======        ======     ========      =======

DUE AFTER ONE YEAR

                                                   FIXED       VARIABLE
                                                   RATE          RATE          TOTAL
                                                   ----          ----          -----
Real estate loans
    Construction                                $      --     $      --      $      --
    Mortgage                                        2,130         2,827          4,957
    Commercial                                        421        19,055         19,476
Commercial loans                                    1,333         1,827          3,160
Home equity loans                                      --            --             --
Consumer loans                                        929           275          1,204
--------------                                  ---------     ---------      ---------

Total loans                                     $   4,813     $  23,984      $  28,797
-----------                                     =========     =========      =========

Commercial Real Estate Lending. The Bank originates adjustable-rate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans may generally be made in amounts up to 80% of the lower of the appraised value or sales price of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 1999, was $2.0 million. These loans may be made with terms up to 25 years and are generally offered at interest rates which adjust annually or annually after an initial three year period in accordance with the prime rate as reported in the Wall Street Journal. In reaching a decision as to whether or not to make a commercial real estate loan, the Bank considers the value of the real estate to be financed and the credit strength of the borrower and/or the lessee of the real estate project. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.2:1.

Loans secured by commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's value, debt service ratio and, under certain circumstances, additional collateral. The Bank generally requires personal guarantees on its commercial real estate loans.

Construction Lending. The Bank originates construction loans on both one- to four-family residences and on commercial real estate properties. The Bank originates two types of residential construction loans, consumer and builder. The Bank originates consumer construction loans to build a primary residence, a secondary residence, or an investment or rental property. The Bank will originate builder construction loans to companies engaged in the business of constructing homes for resale. These loans may be for homes currently under contract for sale, model homes from which other homes will be marketed within a subdivision or, on a very limited basis, homes built for speculative purposes to be marketed for sale during construction. Although the Bank attempts to procure permanent end-financing, many of the Bank's construction loans, at the time entered into with the Bank, have permanent end-financing committed by other financial institutions.

The Bank originates land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. The Bank will originate land acquisition, development, and construction loans on a revolving line of credit basis for subdivisions whereby the borrower may draw upon such line of credit as lots are sold for the purpose of improving additional lots. Construction loans are generally offered with terms up to twelve months for consumer and builder loans, and up to twenty-four months for land development loans.

Construction loans are generally made in amounts up to 80% of the value of the security property. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by independent construction inspectors.

At December 31, 1999, the Bank had construction loans, including land acquisition and development loans totaling $15.0 million, or 18.13% of the Bank's total loan portfolio, of which $1.0 million consisted of one- to four-family residential construction loans, $10.1 million consisted of commercial real estate construction loans and $3.9 million consisted of land acquisition and development loans. Construction loans are generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property's value upon completion of construction as compared to the estimated costs of construction, including interest. Also, the Bank assumes certain risks associated with the borrowers' ability to complete construction timely and in a workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, the Bank may be confronted with a project which, when completed, has a value that is insufficient to assure full repayment.

ANNAPOLIS NATIONAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

One- to Four-Family Residential Mortgage Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans, first and second mortgage loans secured by one- to four-family residences and lots for one- to four-family residences located throughout Central Maryland. It is currently the general policy of the Bank to originate for sale in the secondary market one- to four-family fixed-rate residential mortgage loans which conform, except as to size, to the underwriting standards of Fannie Mae, and Freddie Mac, and to originate for investment adjustable rate one- to four-family residential mortgage loans. The Bank generally does not retain the servicing rights of loans it sells and sells such loans without recourse, with the exception of a recourse in the event of breaches for any representations or warranties made by the Bank. The Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. One- to four-family mortgage loan originations are generally obtained from the Bank's loan representatives and their contacts with the local real estate industry, direct contacts made by the Bank's and the Company's directors, existing or past customers, and members of the local communities.

At December 31, 1999, one- to four-family residential mortgage loans totaled $7.3 million, or 8.84%, of total loans. Of the one-to four-family mortgage loans outstanding at that date, $2.3 million were fixed-rate loans with terms of up to three years with a balloon payment at the end of the term and $5.0 million were adjustable-rate mortgage loans. The Bank currently offers a number of adjustable-rate mortgage loans with terms of up to 30 years and interest rates which adjust annually from the outset of the loan or which adjust annually after a 1 or 3 year initial period in which the loan has a fixed rate. The interest rates for the majority of the Bank's adjustable-rate mortgage loans are indexed to the one year Treasury Constant Maturity Index. Interest rate adjustments on such loans are limited to a 2% annual adjustment cap with a maximum adjustment of 6% over the life of the loan.

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

Home Equity Lending. As of December 31, 1999, home equity loans totaled $3.7 million, or 4.45% of the Bank's total loan portfolio. Fixed-rate, fixed-term home equity loans and adjustable rate home equity lines of credit are offered in amounts up to 100% of the appraised value with a maximum loan amount of $100,000. Fixed-rate, fixed-term home equity loans are offered with terms up to five years and home equity lines of credit are offered with terms up to twenty years. Substantially all of the Bank's home equity loans are adjustable rate and reprice with changes in the Wall Street Journal prime rate.

Consumer Lending. The Bank's portfolio of consumer loans primarily consists of adjustable rate, personal lines of credit and installment loans secured by new or used automobiles, new or used boats, and loans secured by deposit accounts. Unsecured consumer loans are made with a maximum term of three years and a maximum loan amount based on a borrower's financial condition. At December 31, 1999, consumer loans totaled $2.6 million or 3.09% to total loans outstanding. Consumer loans are generally originated in the Bank's primary market area.

Credit Risk Management

The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The Bank estimates a range of acceptable allowance for credit loss based upon loan risk ratings, prior periods' chargeoffs and specific loss reserves. This methodology is appropriate as the Bank has ten years of loan loss history.

ANNAPOLIS NATIONAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

has a sufficient number of loans for broader base estimation processes to be meaningful and has a risk rating review system established for the purpose of maintaining accurate risk ratings on loans. Management believes this approach effectively measures the associated risk with any particular loan or group of loans. Management also considers other factors including current economic conditions, actual loss experience and industry trends. Management has also instituted a policy to engage an independent loan review consultant to evaluate the adequacy of the Bank's allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1999, the Bank's allowance for loan losses was $1.5 million or 1.79% of total loans and 98.98% of non-performing loans as compared to $1.2 million, or 1.32% of total loans and 229.02% of non-performing loans as of December 31, 1998. The Bank had total non-performing loans of $1,499,000 and $506,000 at December 31, 1999 and December 31, 1998, respectively, and non-performing loans to total loans of 1.81% and 0.57%, at December 31, 1999, and December 31, 1998, respectively.

The Bank places loans on a nonaccrual status after 90 days of not having received contractual principal or interest paymentsunless the loan is in the process of collection. In addition the Bank maintains a watch list of loans on a monthly basis that warrant more than the normal level of management supervision. At December 31, 1999 the Bank had approximately $4.4 million in watch list loans.

The Bank continues to monitor and modify its allowances for loan losses as conditions dictate. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions at the time management determined the current level of the allowance for loan losses. Management may in the future increase its level of loan loss allowances as a percentage of total loans and non-performing loans as its loan portfolio increases or as circumstances dictate.

Analysis of Credit Risk

Activity in the allowance for loan losses for the preceding three years ended December 31 is shown below:

At December 31,
(Dollars in thousands)

                                                                             1999      1998      1997
                                                                             ----      ----      ----
     Total loans outstanding                                               $82,681   $88,083   $72,162
     Average loans outstanding                                             $87,126   $77,245   $72,385

     Allowance for loan losses at beginning of period                      $ 1,159   $ 1,177   $   765
     Provision charged to expense                                              432       300       748
                                                                           -------   -------   -------
     Chargeoffs:
           Commercial loans                                                    202       354       362
           Consumer and other loans                                              8         9         6
                                                                           -------   -------   -------

                 Total                                                         210       363       368

     Recoveries:
           Residential/commercial real estate loans                             31        24         9
           Commercial loans                                                     71        21        21
           Consumer and other loans                                             --        --         2
                                                                           -------   -------   -------

                 Total                                                         102        45        32
                 -----                                                     -------   -------   -------

     Net chargeoffs                                                            108       318       336
     Allowance for loan losses at end of period                            $ 1,483   $ 1,159   $ 1,177
                                                                           -------   -------   -------

     Allowance for loan losses as a percent of total loans                    1.79%     1.31%     1.63%
                                                                           -------   -------   -------
     Net chargeoffs as a percent of average loans                             0.12%     0.41%     0.46%
                                                                           -------   -------   -------

ANNAPOLIS NATIONAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Capital Management

During 1999, Stockholders' Equity increased $637,000 or 5.26% to $12.7 million from $12.1 million at December 31, 1998. The increase was primarily due to net income of $690,000. Additionally, the Company's common shares outstanding increased by 10,000 to 2,323,506 at December 31, 1999, from 2,313,506 at
December 31, 1998, due to exercising 10,000 shares of employee stock options.

In April, 1997, the Company's employee incentive stock option plan was approved by shareholders at the annual meeting. Under the plan, up to 100,000 shares of the Company's common stock may be awarded under the direction of the Company's compensation committee. Incentive stock options vest over a five year period. During 1999, 58,000 shares of common stock were granted under the plan, 30,100 shares were forfeited and 10,000 were exercised. At December 31, 1999, the company had 86,500 shares granted and outstanding.

See Note 11 to the Consolidated Financial Statements for more information on the Company's stock option plan.

Regulatory Capital Requirements

The OCC's capital regulations require national banks to meet two minimum capital standards: a 4% Tier 1 capital to total adjusted assets ratio for the most highly rated banks (at least 100 to 200 basis points more for other national banks) (the "leverage" ratio) and an 8% risk-based capital ratio. Tier 1 capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships.

The risk-based capital standard requires the maintenance of Tier 1 and total capital (which is defined as Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OCC capital regulation based on the risks the agency believes are inherent in the type of asset. The regulators have recently added a market risk adjustment to cover a bank's trading account, foreign exchange and commodity positions. The components of Tier 1 capital are equivalent to those discussed above. Tier 2 capital may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of Tier 1 capital.

At December 31, 1999, the Bank's Tier 1 and total risk-based capital ratio were 13.70% and 15.00% respectively. The Bank was considered well capitalized for regulatory purposes. See Note 16 of the Consolidated Financial Statements for more information on the Bank's risk-based capital ratios.

Regulation and Supervision

The Company, by virtue of its control of the Bank, is a registered bank holding company as amended under the Bank Holding Company Act of 1956 ("the Act"). As a bank holding company, the Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the Federal Reserve Board ("FRB") under the Act.

The activities of national banks, such as the Bank, are generally governed by the National Bank Act and the Federal Deposit Insurance Act. The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (the "OCC"), as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the FDIC's Bank Insurance Fund ("BIF"). The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of other institutions. The OCC and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. Many aspects of the Bank's operations are regulated by federal law including allowable activities, reserves against deposits, branching, mergers and investments. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of

ANNAPOLIS NATIONAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OCC, the FDIC or the Congress, could have a material adverse impact on the Company or the Bank and their operations.

On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 became law. The Modernization Act contains new financial privacy provisions will generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. The Modernization Act also allows, among other things, for bank holding companies meeting certain management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than were previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies. The Modernization Act further allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

Because the Modernization Act permits banks, securities firms and insurers to combine and to offer a wide variety of financial products and services, many of these resulting companies will be larger and have more resources than the Company. Should these companies choose to compete directly with the Company in its target markets, the Company's results of operations could be adversely impacted.

Market Value and Dividend Information

The Company's Common stock is listed on "The NASDAQ Stock Market(R) SmallCap Market" under the symbol "ANNB". The Company's stock began trading on October 1, 1997. The Company has traded an average daily volume of 3,258 shares during 1999. At December 31, 1999 the closing price was $4.06 per share.

The Company's high and low stock price during the last quarter of 1999 was $4.88 and $4.00, respectively.

As of March 24, 2000 the Company has outstanding 2,323,506 shares of common stock and no preferred stock issued or outstanding. The Company paid dividends for the first time to its stockholders during 1999. Annual Dividends paid to the stockholders equaled $0.04 per share.

ANNAPOLIS NATIONAL BANCORP, INC.



                         [ROWLES & COMPANY, LLP Logo]



Report of Independent Auditors

The Board of Directors and Stockholders
Annapolis National Bancorp, Inc. and Subsidiary
Annapolis, Maryland

We have audited the accompanying consolidated balance sheets of Annapolis National Bancorp, Inc. and Subsidiary as of December 31, 1999, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annapolis National Bancorp, Inc. and Subsidiary as of December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   /s/ Rowles & Company, LLP
                                   -------------------------

Salisbury, Maryland
January 28, 2000

ANNAPOLIS NATIONAL BANCORP, INC.

Consolidated Balance Sheets

December 31,

                                                               1999           1998           1997
                                                               ----           ----           ----
Assets
Cash and due from banks                                    $  5,665,014   $  3,845,793   $  5,611,407
Federal funds sold and other overnight investments           11,432,282     10,284,419     20,743,973
Investment securities available for sale                     23,768,975     15,190,949     16,565,290
Investment securities held to maturity (market value of
 $3,891,830)                                                         --             --      3,975,296
Loans, less allowance for credit losses of $1,482,704,
 $1,158,863 and $1,177,437                                   81,198,152     86,924,416     70,985,232
Premises and equipment                                        2,741,376      2,678,786      1,238,887
Core deposit premium and other intangibles                       43,263        129,789        216,315
Accrued interest receivable                                     821,662        590,159        515,549
Other real estate owned                                          57,143         90,539         42,637
Deferred income taxes                                           341,306        319,863        765,868
Other assets                                                    664,187        402,202        166,848
                                                           ------------   ------------   ------------

       Total assets                                        $126,733,360   $120,456,915   $120,827,302
                                                           ------------   ------------   ------------

Liabilities and Stockholders' Equity
Deposits                                                   $105,093,606   $100,742,243   $ 96,061,762
Securities sold under agreements to repurchase                8,497,067      7,173,980     13,305,780
Accrued interest payable and other liabilities                  415,198        449,726        372,446
                                                           ------------   ------------   ------------
       Total liabilities                                    114,005,871    108,365,949    109,739,988
                                                           ------------   ------------   ------------

Stockholders' Equity
 Common stock, par value $0.01 per share; authorized
   10,000,000 shares; issued and outstanding 2,323,506
   shares in 1999, 2,313,506 shares in 1998, and
   2,312,306 shares in 1997                                      23,235         23,135         23,123
 Capital surplus                                             13,192,408     13,142,508     13,135,320
 Retained earnings (deficit)                                   (454,311)    (1,075,000)    (2,077,844)
                                                           ------------   ------------   ------------

                                                             12,761,332     12,090,643     11,080,599
                                                           ------------   ------------   ------------

   Accumulated other comprehensive income                       (33,843)           323          6,715
                                                                          ------------   ------------

      Total stockholders' equity                             12,727,489     12,090,966     11,087,314
                                                           ------------   ------------   ------------

      Total liabilities and stockholders' equity           $126,733,360   $120,456,915   $120,827,302
                                                           ------------   ------------   ------------

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS NATIONAL BANCORP, INC.

Consolidated Statements of Income

Years Ended December 31,
                                                               1999         1998        1997
                                                            -----------  ----------  -----------
Interest Income
 Loans, including fees                                      $8,059,766   $7,655,050  $7,447,970
 Federal funds sold and securities purchased under
  agreements to resell                                         461,909    1,194,758     776,452
 U.S. Treasury securities and obligations of other
  U.S. Government agencies                                   1,090,646      963,154     937,019
                                                            ----------   ----------  ----------

      Total interest income                                  9,612,321    9,812,962   9,161,441
                                                            ----------   ----------  ----------

Interest Expense
 Certificates of deposit, $100,000 or more                     324,182      300,714     283,053
 Other deposits                                              2,810,234    3,220,267   2,973,123
 Securities sold under agreements to repurchase                322,996      368,609     314,943
 Interest on borrowed funds                                     17,352           --      59,574
                                                            ----------   ----------  ----------

      Total interest expense                                 3,474,764    3,889,590   3,630,693
                                                            ----------   ----------  ----------

      Net interest income                                    6,137,557    5,923,372   5,530,748
Provision for Credit Losses                                    431,879      300,000     747,908
----------------------------------------------------------  ----------   ----------  ----------

   Net interest income after provision for credit losses     5,705,678    5,623,372   4,782,840
                                                            ----------   ----------  ----------

Noninterest Income
 Gain (loss) on sale of loans, securities, equipment,
  intangibles, and other real estate                           (24,966)     122,534      17,000
 Service charges and other                                     844,756      744,770     745,064
                                                            ----------   ----------  ----------

      Total noninterest income                                 819,790      867,304     762,064
                                                            ----------   ----------  ----------

Noninterest Expense
 Personnel                                                   2,505,786    2,481,507   2,111,176
 Occupancy and equipment                                       919,466      814,625     834,943
 Data Processing                                               697,293      487,761     434,211
 Marketing and advertising                                     194,221      174,727      88,142
 Other operating                                             1,055,497      920,757     865,187
 Restructuring                                                      --           --     795,570
 Amortization of intangible assets acquired                     86,526       86,526     100,805
                                                            ----------   ----------  ----------

      Total noninterest expense                              5,458,789    4,965,903   5,230,034
                                                            ----------   ----------  ----------

Income before income taxes                                   1,066,679    1,524,773     314,870
Income tax expense (benefit)                                   376,384      521,929    (769,327)
                                                            ----------   ----------  ----------

Net income                                                  $  690,295   $1,002,844  $1,084,197
                                                            ----------   ----------  ----------

Basic earnings per share                                    $     0.30   $     0.43  $     0.64
                                                            ----------   ----------  ----------

Diluted earnings per share                                  $     0.30   $     0.43  $     0.63
                                                            ----------   ----------  ----------

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS NATIONAL BANCORP, INC.

Consolidated Statements of Changes in Stockholders' Equity


                                           COMMON STOCK
                                           ------------                           UNDIVIDED
                                       SHARES        PAR VALUE       SURPLUS       PROFITS
                                    -------------  --------------  ------------  ------------
BALANCE, DECEMBER 31, 1996              1,478,972       $ 14,789   $ 8,633,560   $(3,162,041)
Net income                                     --             --            --     1,084,197
Sale of stock, net of costs               833,334          8,334     4,501,760            --

Unrealized gain (loss) on
 investment securities available
 for sale net of income taxes                  --             --            --            --
                                        ---------       --------   -----------   -----------

BALANCE, DECEMBER 31, 1997              2,312,306         23,123    13,135,320    (2,077,844)
Net income                                     --             --            --     1,002,844
Stock options exercised                     1,200             12         7,188            --
Unrealized gain (loss) on
 investment securities available
 for sale net of income taxes                  --             --            --            --
                                        ---------       --------   -----------   -----------

BALANCE, DECEMBER 31, 1998              2,313,506         23,135    13,142,508    (1,075,000)
Net income                                     --             --            --       690,295
Stock options exercised                    10,000            100        49,900            --
Dividends paid                                 --             --            --       (69,606)
Unrealized gain (loss) on
 investment securities available
 for sale net of income taxes                  --             --            --            --
                                        ---------       --------   -----------   -----------

BALANCE, DECEMBER 31, 1999              2,323,506       $ 23,235   $13,192,408   $  (454,311)
--------------------------              ---------       --------   -----------   -----------

                                                      ACCUMULATED
                                                         OTHER           TOTAL
                                                     COMPREHENSIVE    STOCKHOLDERS' COMPREHENSIVE
                                                         INCOME          EQUITY        INCOME
                                                         ------          ------        ------
BALANCE, DECEMBER 31, 1996                              $(15,539)     $ 5,470,769
Net income                                                    --        1,084,197    $ 1,084,197
Sale of stock, net of costs                                   --        4,510,094
Unrealized gain (loss) on
 investment securities available
 for sale net of income taxes                             22,254           22,254         22,254
                                                        --------      -----------    -----------


BALANCE, DECEMBER 31, 1997                                 6,715       11,087,314      1,106,451
Net income                                                    --        1,002,844      1,002,844
Stock options exercised                                       --            7,200
Unrealized gain (loss) on
 investment securities available
 for sale net of income taxes                             (6,392)          (6,392)        (6,392)
                                                        --------      -----------    -----------

BALANCE, DECEMBER 31, 1998                                   323       12,090,966        996,452
Net income                                                    --          690,295        690,295
Stock options exercised                                       --           50,000
Dividends paid                                                --          (69,606)
Unrealized gain (loss) on
 investment securities available
 for sale net of income taxes                            (34,166)         (34,166)       (34,166)
                                                        --------      -----------    -----------

BALANCE, DECEMBER 31, 1999                              $(33,843)     $12,727,489    $   656,129
                                                        --------      -----------    -----------

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS NATIONAL BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,
                                                                     1999           1998           1997
                                                                 -------------  -------------  -------------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities
  Net income                                                     $    690,295   $  1,002,844   $  1,084,197
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                    308,367        196,580        197,955
     Provision for credit losses                                      431,879        300,000        747,908
     Deferred income taxes                                           (152,895)       449,297       (769,327)
     Amortization of premiums and accretion of discounts, net        (507,926)      (257,550)      (453,932)
     Amortization of intangible assets                                 86,526        102,770        571,986
     Loss on sales of loans, securities,
      equipment, and other real estate owned                           24,966          2,466         43,826
      Decrease (increase) in
       Accrued interest receivable                                   (231,503)       (74,610)       (78,827)
       Other assets                                                   (30,920)      (210,053)        71,461
      Increase (decrease) in
       Accrued interest payable                                        (6,169)        (7,539)      (155,441)
       Accrued income taxes, net of taxes refundable                     (272)       (22,402)        (7,487)
       Deferred loan origination fees                                 (77,462)        32,754        (65,463)
       Other liabilities                                              (33,398)        84,819         70,829
                                                                 ------------   ------------   ------------

          Net cash provided from operations                           501,488      1,599,376      1,257,685
                                                                 ------------   ------------   ------------

Cash Flows from Investing Activities
 Proceeds from maturities of securities held to maturity                   --      4,000,000             --
 Purchase of securities held to maturity                                   --             --     (1,890,901)
 Proceeds from sales and maturities of securities
  available for sale                                               84,897,446     62,954,062     52,960,000
 Purchase of securities available for sale                        (93,031,822)   (61,356,247)   (57,802,932)
 Net decrease (increase) in federal funds                          (1,147,863)    10,459,554    (16,365,243)
 Loans made, net of principal collected                             5,371,847    (16,319,840)    (2,867,280)
 Purchases of and deposits on premises, equipment,
  and software                                                       (464,615)    (1,671,512)      (206,121)
 Proceeds from sale of equipment                                        4,500         13,112         17,000
 Acquisition of other real estate owned                                    --             --        (11,325)
 Proceeds from sale of other real estate owned                         33,396             --        108,688
 Net decrease in securities purchased under
  agreements to resell                                                     --             --      4,750,000
                                                                 ------------   ------------   ------------

          Net cash used by investing activities                  $ (4,337,111)  $ (1,920,871)  $(21,308,114)
                                                                 ------------   ------------   ------------

Cash Flows from Financing Activities
 Net increase (decrease) in
  Time deposits                                                  $  7,989,162   $ (4,108,419)  $ 13,052,660
  Other deposits                                                   (3,637,799)     8,788,900     (4,096,893)
  Securities sold under agreements to repurchase                    1,323,087     (6,131,800)     6,960,821
  Repayment of long-term debt principal                                    --             --       (848,400)
  Payment of Dividends                                                (69,606)            --             --
  Proceeds from sale of stock and options exercised                    50,000          7,200      4,510,094
                                                                 ------------   ------------   ------------

          Net cash provided by financing activities                 5,654,844     (1,444,119)    19,578,282
                                                                 ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                1,819,221     (1,765,614)      (472,147)
Cash and cash equivalents at beginning of year                      3,845,793      5,611,407      6,083,554
                                                                 ------------   ------------   ------------

Cash and cash equivalents at end of year                         $  5,665,014   $  3,845,793   $  5,611,407
                                                                 ------------   ------------   ------------

Supplemental Cash Flow Information
 Interest paid, including interest credited to accounts          $  3,480,934   $  3,897,129   $  3,786,134
 Income taxes paid                                                    566,351         95,034          7,487
Noncash Activities
 Other real estate reclassified from loans                                 --         47,902             --

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS NATIONAL BANCORP, INC.
Notes to Consolidated Financial Statements

December 31, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies in the financial statements conform to generally accepted accounting principles and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Business
  The Company was incorporated on May 26, 1988, under the laws of the State of Maryland to serve as a bank holding company and formed Annapolis National Bank (the Bank) as a wholly owned subsidiary. The Company is registered as a bank holding company and the Bank is chartered as a national bank. The Company (as a bank holding company) and the Bank (as a nationally chartered bank) are subject to governmental supervision, regulation, and control.

  The principal business of Annapolis National Bank is to make loans and other investments and to accept time and demand deposits. The Bank's primary market area is in Anne Arundel County, Maryland, although the Bank's business development efforts generate business outside of the area. The Bank offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit, travelers checks, certified checks, U.S. Savings Bond application and redemption, Mastercard/VISA/American Express credit card and merchant deposit services, federal tax depository services, individual retirement accounts, money orders, money wire transfers, automated teller product, and other banking services.

  The Bank funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans, and letters of credit. The Bank's customers are primarily individuals and small businesses.

Principles of consolidation
  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Annapolis National Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash equivalents
  For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Investment securities
  As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity, or over the expected life of mortgage-backed securities. Securities which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders' equity on an after-tax basis. Investments in Federal Home Loan Bank and Federal Reserve stock are included with securities classified as available for sale and carried at cost.

Premises and equipment
  Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives using the straight-line method. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter.

Loans and allowance for credit losses
  Loans are stated at face value, plus deferred origination costs, less unearned discounts, deferred origination fees, and the allowance for credit losses. Interest on loans is credited to income based on the principal amounts outstanding. Origination fees and costs are amortized to income over the contractual life of the related loans as an adjustment of yield. Discounts on the purchase of

ANNAPOLIS NATIONAL BANCORP, INC.
Notes To Consolidated Financial Statements, continued

mortgage loans are amortized to income over the contractual lives of the loans.

  Accrual of interest on a loan is discontinued when the loan is delinquent more than ninety days unless the collateral securing the loan is sufficient to liquidate the loan. Management considers all loans where the accrual of interest has been discontinued to be impaired.

  The allowance for loan losses represents an amount which, in management's judgment, will be adequate to absorb possible losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. If the current economy or real estate market were to suffer a severe downturn, the estimate for uncollectible accounts would need to be increased. Loans which are deemed uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

Intangible assets
  Net assets acquired in purchase transactions are recorded at fair value at the date of acquisition. Core deposit premiums are amortized on a straight line basis over the estimated period benefited.

Real estate owned
  Real estate acquired in satisfaction of a debt is carried at the lower of cost or net realizable value. Costs incurred in maintaining foreclosed real estate and write-downs to reflect declines in the fair value of the properties after acquisition are included in operating expenses.

Income taxes
  The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Prior to 1997, no deferred tax asset was recognized since the Company did not have a sustained history of profits and taxable income.

Stock options
  The Company accounts for stock options under Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees.

Earnings per share
  Basic earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are calculated including the average dilutive common stock equivalents outstanding during the period.

  Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

2.  INVESTMENT SECURITIES

  Investment securities are summarized as follows:

                                              AMORTIZED   UNREALIZED  UNREALIZED    MARKET
DECEMBER 31, 1999                               COST        GAINS       LOSSES       VALUE
-----------------                               ----        -----       ------       -----

Available for sale
 U.S. Government agency                      $23,102,994     $20,325     $75,444  $23,047,875
 Federal Home Loan Bank stock                    360,400          --          --      360,400
 Federal Reserve Bank stock                      360,700          --          --      360,700
                                             -----------  ----------     -------  -----------

                                             $23,824,094     $20,325     $75,444  $23,768,975
                                             -----------  ----------     -------  -----------

DECEMBER 31, 1998
-----------------

Available for sale

 U.S. Government agency          $13,491,259     $21,301     $   811  $13,511,749
 Mortgage-backed securities        1,000,000          --      20,000      980,000
 Federal Home Loan Bank stock        361,400          --          --      361,400
 Federal Reserve Bank stock          337,800          --          --      337,800
                                 -----------  ----------     -------  -----------

                                 $15,190,459     $21,301     $20,811  $15,190,949
                                 -----------  ----------     -------  -----------
DECEMBER 31, 1997
-----------------

Held to maturity
U.S. Treasury securities         $ 3,975,296  $       --   $  83,466  $ 3,891,830
                                 -----------  ----------   ---------  -----------
Available for sale
 U.S. Treasury securities        $ 1,970,565     $ 3,435   $      --  $ 1,974,000
 U.S. Government agency           12,964,401      27,088         349   12,991,140
 Mortgage-backed securities        1,000,000          --      20,000      980,000
 Federal Home Loan Bank stock        292,900          --          --      292,900
 Federal Reserve Bank stock          327,250          --          --      327,250
                                 -----------  ----------   ---------  -----------

                                 $16,555,116     $30,523   $  20,349  $16,565,290
                                 -----------  ----------   ---------  -----------

  Proceeds from sale of securities during 1999 were $1,856,696 with a realized loss of $8,771 as compared to 1998 with proceeds of $2,484,062 and realized gains of $312 on those sales. The unrealized gains and losses on investment securities included in comprehensive income are reported net of these realized gains.

  The amortized cost and market value of debt securities by contractual maturities are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

                                      HELD TO MATURITY        AVAILABLE FOR SALE
                                      ----------------        ------------------
                                    AMORTIZED     MARKET     AMORTIZED     MARKET
DECEMBER 31, 1999                     VALUE        COST        VALUE        COST
-----------------                   ----------  ----------  -----------  -----------
Due within one year                 $       --  $       --  $12,327,427  $12,345,315
Due after one through five years            --          --   10,775,567   10,702,560
Mortgage-backed securities                  --          --           --           --
Equity securities                           --          --      721,100      721,100
                                    ----------  ----------  -----------  -----------

                                    $       --  $       --  $23,824,094  $23,768,975
                                    ----------  ----------  -----------  -----------

DECEMBER 31, 1998
-----------------

Due within one year                 $       --  $       --  $11,491,111  $11,509,350
Due after one through five years            --          --    2,000,148    2,002,399
Mortgage-backed securities                  --          --    1,000,000      980,000
Equity securities                           --          --      699,200      699,200
                                    ----------  ----------  -----------  -----------

                                    $       --  $       --  $15,190,459  $15,190,949
                                    ----------  ----------  -----------  -----------

DECEMBER 31, 1997
-----------------

Due within one year                  3,975,296  $3,891,830  $ 9,936,710  $ 9,942,937
Due after one through five years            --          --    4,998,256    5,022,203
Mortgage-backed securities                  --          --    1,000,000      980,000
Equity securities                           --          --      620,150      620,150
                                    ----------  ----------  -----------  -----------

                                    $3,975,296  $3,891,830  $16,555,116  $16,565,290
                                    ----------  ----------  -----------  -----------

  Securities were sold to commercial customers of the Bank under agreements for the Bank to repurchase the securities as follows:

                                             1999          1998          1997
                                         ------------  ------------  ------------

Cost at December 31                      $ 8,507,651   $14,491,259   $13,459,429
Fair value at December 31                  8,492,944    14,491,749    13,508,000
Repurchase price                           8,497,067     7,173,980    13,305,780
Average balance during the year            9,969,548    11,330,409    10,570,086
Average interest rate during the year           3.24%         3.25%         2.98%
Maximum month-end balance                $13,026,580   $14,846,219   $14,666,790
                                         -----------   -----------   -----------

ANNAPOLIS NATIONAL BANCORP, INC.
Notes to Consolidated Financial Statements, continued

3.  CASH AND DUE FROM BANKS

    Banks are required to carry cash reserves of specified percentages of deposit balances. The Bank's normal balances of cash on hand and on deposit with other banks are sufficient to satisfy these reserve requirements.

    The Bank normally carries balances with other banks that exceed the federally insured limit. The average balance carried in excess of the limit, including federal funds sold to the same bank, was approximately $3,055,497.

4.  LOANS AND ALLOWANCE FOR CREDIT LOSSES

    Major classifications of loans are as follows:

                                                                                          1999         1998         1997
                                                                                          ----         ----         ----
Real estate
 Commercial                                                                            $38,461,203  $38,000,834  $20,447,677
 Residential                                                                            22,614,877   21,086,312   18,816,566
Commercial                                                                              19,261,184   26,895,218   30,860,360
Consumer                                                                                 2,565,432    2,400,217    2,304,614
                                                                                       -----------  -----------  -----------

                                                                                        82,902,696   88,382,581   72,429,217
                                                                                       -----------  -----------  -----------

Less
 Deferred loan origination fees                                                            221,840      299,302      266,548
 Allowance for loan losses                                                               1,482,704    1,158,863    1,177,437
                                                                                       -----------  -----------  -----------

                                                                                         1,704,544    1,458,165    1,443,985
                                                                                       -----------  -----------  -----------
Loans, net                                                                             $81,198,152  $86,924,416  $70,985,232
                                                                                       -----------  -----------  -----------

  The maturity and rate repricing distribution of the loan portfolio is as follows:

                                                                                           1999         1998         1997
                                                                                           ----         ----         ----
Repricing or maturing within one year                                                  $52,114,600  $63,899,468  $55,913,146
Maturing over one to five years                                                         23,406,247   19,357,456   14,618,447
Maturing over five years                                                                 7,381,849    5,125,657    1,897,624
                                                                                       -----------  -----------  -----------

                                                                                       $82,902,696   88,382,581  $72,429,217
                                                                                       -----------  -----------  -----------

  Transactions in the allowance for credit losses were as follows:

                                                                                              1999         1998         1997
                                                                                       -----------  -----------  -----------

Balance, beginning of year                                                             $ 1,158,863  $ 1,177,437  $   765,000
Provisions charged to operations                                                           431,879      300,000      747,908
Recoveries                                                                                 101,641       44,853       32,943
                                                                                       -----------  -----------  -----------

                                                                                         1,692,383    1,522,290    1,545,851
Charge-offs                                                                                209,679      363,427      368,414
                                                                                       -----------  -----------  -----------

Balance, end of year                                                                   $ 1,482,704  $ 1,158,863  $ 1,177,437
                                                                                       -----------  -----------  -----------

  The balance of nonaccrual and impaired loans is as follows:

                                                                                           1999         1998         1997
                                                                                           ----         ----         ----
Total guaranteed by the Small Business
    Administration                                                                     $   718,499  $   101,089  $   531,722
Other nonaccrual loans                                                                     780,961      404,487      245,954
                                                                                       -----------  -----------  -----------

Total nonaccrual loans                                                                   1,499,460      505,576      777,676
Average impaired loans                                                                   1,690,411    1,109,333    1,271,093
Related allowance for credit losses                                                        271,249      179,217      171,923
Interest collected                                                                         195,483       18,439       98,000
Balance of accrued interest not recorded                                                   118,937       52,747       73,864
                                                                                       -----------  -----------  -----------

ANNAPOLIS NATIONAL BANCORP, INC.
Notes to Consolidated Financial Statements, continued

     Loans which were 90 days or more past due, including nonaccrual loans, amounted to $72,615, $717,169, and $371,000 at December 31, 1999, 1998, and
1997, respectively.

     The Bank lends to customers located primarily in Annapolis, Baltimore, and surrounding areas of central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

     Certain officers and directors (and companies which have a 10% or more beneficial ownership) have loans with the Bank. Such loans were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and are being repaid as agreed. A summary of the activity of these loans follows:

                                                                                               1999          1998          1997
                                                                                               ----          ----          ----
Beginning balance                                                                          $ 2,752,733   $ 2,229,589   $ 3,071,471
Advances                                                                                       243,259     1,099,920     1,058,813
Repayments                                                                                    (172,300)     (576,776)     (240,899)
Change in officers and directors                                                                    --            --    (1,659,796)
                                                                                           -----------   -----------   -----------

Ending balance                                                                             $ 2,823,692   $ 2,752,733   $ 2,229,589
                                                                                           -----------   -----------   -----------

5.   CREDIT COMMITMENTS

     Outstanding loan commitments, unused lines of credit, and letters of credit are as follows:

                                                                                               1999          1998          1997
                                                                                               ----          ----          ----
  Loan commitments
   Construction                                                                            $13,764,407   $ 4,220,628   $ 4,319,479
   Other                                                                                     9,739,410    14,284,008    10,799,497
                                                                                           -----------   -----------   -----------

                                                                                           $23,503,817   $18,504,636   $15,118,976
                                                                                           -----------   -----------   -----------

  Letters of credit
   Deposit secured                                                                         $   329,670   $   591,862   $   591,711
   Other                                                                                     1,275,908       570,366       472,979
                                                                                           -----------   -----------   -----------

                                                                                           $ 1,605,578   $ 1,162,228   $ 1,064,690
                                                                                           -----------   -----------   -----------

     Loan commitments including lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract.
Loan commitments generally have variable interest rates, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time.

     Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

     Loan commitments and lines and letters of credit are made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss the Company will incur by the funding of these commitments.

6.   INTANGIBLE ASSETS

     In 1997, the intangible assets acquired in 1990 were evaluated for impairment. Except for the core deposit premium, the various other intangible assets were written off as part of the restructuring expense. The core deposit premium is being amortized over a period expiring in the year 2000. Amortization expense relating to the core deposit premium was $86,526 in 1999, 1998, and 1997.

ANNAPOLIS NATIONAL BANCORP, INC.
Notes to Consolidated Financial Statements, continued

7.  PREMISES AND EQUIPMENT

     A summary of premises and equipment and the related depreciation is as follows:

                                              1999        1998        1997
                                              ----        ----        ----

  Land and construction projects           $1,517,045  $1,399,862  $       --
  Leasehold improvements                      658,175     658,175     658,175
  Furniture, fixtures, and equipment        1,519,545   1,306,962   1,077,546
                                           ----------  ----------  ----------

                                            3,694,765   3,364,999   1,735,721
  Accumulated depreciation                    953,389     686,213     496,834
                                           ----------  ----------  ----------

  Net premises and equipment               $2,741,376  $2,678,786  $1,238,887
                                           ----------  ----------  ----------
  Depreciation and amortization expense    $  303,367  $  196,580  $  197,955
                                           ----------  ----------  ----------

     The Company has purchased land on which it plans to construct a new branch and administrative facility. Preliminary site and planning costs have been capitalized. The Company has signed contracts related to this project totaling $178,000.


8.   LEASE COMMITMENTS

     The Company leases facilities under the following terms:

                                                 CURRENT ANNUAL
                                        RENTAL         EXPIRATION DATE     RENEWAL OPTIONS
                                       --------        ---------------     ---------------
  Bestgate Branch                      $129,946        January, 2001       None
  Cape St. Claire Branch                 16,713        February, 2000      3 terms of 5 years
  Edgewater Branch                       40,000        February, 2006      2 terms of 10 years
  Kent Island Branch                     32,406        August, 2001        1 term of 3 years, 2 terms of 5 years
  Severna Park Branch                    40,354        August, 2006        2 terms of 10 years
  Administrative offices, Annapolis     133,722        September, 2005     None, early buyout 2000

     Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates. The Company exercised its option to terminate the lease on the administration office by paying a one-time fee of $36,000. All renewal options are exercisable at increased rates.

     Lease obligations will require rent payments as follows:

                      PERIOD             MINIMUM RENTALS
                      ------             ---------------

                       2000                 $387,975
                       2001                  119,073
                       2002                   85,354
                       2003                   85,354
                       2004                   85,354
            Remaining years                  118,129
                                            --------

            Total                           $881,239
                                            --------

     The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases was $461,659, $454,411, and $463,900 for 1999, 1998, and 1997,
respectively.

     In January, 1999, the Company negotiated a two-year extension on its Bestgate Branch location. The new annual rent will be $176,800. Part of the space will be sublet, reducing the annual rent by $51,450.

     During 1998, the Company waived a clause in one of its contracts prohibiting other financial institutions from locating in the same shopping center. The Company was paid $125,000, which is included in gain on sale of loans, securities, equipment, intangibles, and other real estate.

ANNAPOLIS NATIONAL BANCORP, INC.
Notes to Consolidated Financial Statements, continued

9.   DEPOSITS

     Major classifications of deposits are as follows:

                                                                      1999          1998         1997
     Demand, noninterest bearing                                  $ 13,320,678  $ 11,304,382  $10,330,153
     NOW accounts                                                   20,750,063    21,050,434   19,272,587
     Savings and money market accounts                              25,413,357    30,767,081   24,730,257
     Time deposits, $100,000 and over                                6,794,832     7,229,126    5,897,484
     Other time                                                     38,814,676    30,391,220   35,831,281
                                                                  ------------  ------------  -----------
                                                                  $105,093,606  $100,742,243  $96,061,762
                                                                  ------------  ------------  -----------


                        Time deposits mature as follows:


     Three months or less                                 $ 8,289,073         $12,516,492         $10,308,033
     Four months to one year                               29,865,401          21,180,825          28,127,664
     Over one year                                          7,455,034           3,923,029           3,293,068
                                                          -----------         -----------         -----------

                                                          $45,609,508         $37,620,346         $41,728,765
                                                          -----------         -----------         -----------

     At December 31, 1999, 1998, and 1997, time deposits with maturities in excess of five years totaled $109,210, $104,151, and $127,064.

10.  PROFIT SHARING PLAN

     The Company has a profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, for those employees who meet the eligibility requirements set forth in the plan. The plan does not require the Company to match the participants' contributions. The Company contributions to the plan were $35,116 in 1999, $24,612 in 1998, and $25,874 in 1997.

11.  STOCK OPTIONS

     The Company has adopted a stock option plan, covering 100,000 shares of common stock, intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. The plan provides for granting options to purchase shares of the common stock to the officers and other key employees of the Company and the Bank. Options granted have ten year expiration dates with vesting periods from immediate to five years. No options shall be granted under the plan after March 28, 2007.

     A summary of the status of the Company's performance-based stock option plans follows:

                                               1999       1998       1997
                                             ---------  --------  ----------

     Outstanding, beginning of year            68,600    57,500          --
     Granted                                   58,000    24,600      64,000
     Exercised                                (10,000)   (1,200)         --
     Forfeited                                (30,100)  (12,300)     (6,500)
                                                        -------      ------

     Outstanding, end of year                  86,500    68,600      57,500
                                             --------   -------      ------

     These options expire as follows:

                                                                   OPTIONS
                                                                   -------
                                                  EXERCISE
                                                   PRICE     VESTED    NONVESTED
                                                   -----     -------   ---------
     October, 2000                                $   4.94    20,000          --
     July, 2007                                   $   6.00     4,200       6,300
     September, 2007                              $   6.00       400         600
     November, 2007                               $   9.88     1,600       2,400
     December, 2007                               $   9.75     2,000       4,000
     January, 2008                                $  10.63       200         800
     February, 2008                               $  11.00       500       2,000
     June, 2008                                   $  10.63       400       1,600
     September, 2008                              $   7.82       200         800

     October, 2008                                $   7.75       500       2,000
     September, 2009                              $   4.94        --       1,000
     October, 2009                                $   4.94        --      10,000
     October, 2009                                $   4.88        --       7,500
     October, 2009                                $   4.78        --       7,500
     December, 2009                               $   5.46        --       7,000
     December, 2009                               $   4.56        --       3,000
                                                  --------   -------      ------

          Total                                               30,000      56,500
                                                             -------      ------

     The Company applies APB No. 25 in accounting for the stock option plan. Accordingly, the Company does not recognize compensation expense for stock options granted. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), established new accounting and reporting standards for stock-based employee compensation plans. This standard defines a fair value based method for measuring compensation expense for stock-based plans to be recognized in the statement of income or disclosed in the notes to the financial statements.

     The weighted average fair value of options granted during 1999, 1998, and 1997 has been estimated using the Black-Scholes option-pricing model with the following assumptions:



                                                          1999    1998    1997
                                                          ----    ----    ----

     Dividend yield                                       0.00%   0.00%   0.00%
     Risk-free interest rate                              6.13%   4.50%   5.75%
     Expected volatility                                 22.00%  30.00%  10.00%
     Expected life in years                                  6      10      10
                                                         -----   -----   -----

     Had compensation been determined in accordance with the provisions of SFAS No. 123, the Company's net income and earning per share would have been reduced to the following pro forma amounts:



                                               1999       1998        1997
                                               ----       ----        ----
     Net income
      As reported                            $690,295  $1,002,844  $1,084,197
      Pro forma                              $670,719  $  946,667  $  975,489
     Basic earnings per share
      As reported                            $   0.30  $     0.43  $     0.64
      Pro forma                              $   0.29  $     0.41  $     0.58
     Diluted earnings per share
      As reported                            $   0.30  $     0.43  $     0.63
      Pro forma                              $   0.29  $     0.41  $     0.57
                                                       ----------  ----------

12.  LINES OF CREDIT

     The Bank is a member of the Federal Home Loan Bank system and may borrow up to $12,673,000. If funded, this line is secured by one to four family residential mortgage loans held in the Bank's portfolio. In addition, the Bank has available secured lines of credit of $7,250,000.

13.  PREFERRED STOCK

     The Company is authorized to issue up to 2,000,000 shares of preferred stock with a par value of $.01 per share.

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In Thousands except Per Share Amounts)

THREE MONTHS ENDED
------------------

                                                         DECEMBER 31,  SEPTEMBER 30,   JUNE 30,  MARCH 31,
                                                         ------------  --------------  --------  ----------
1999
     Interest revenue                                       $2,392      $   2,481      $  2,407  $   2,332
     Interest expense                                          881            932           873        789
     Net interest income                                     1,511          1,549         1,534      1,543
     Provision for loan losses                                  --             --            27        405
     Net income                                                185            227           218         60
     Comprehensive income                                      175            224           215         42
     Earnings per share-basic                                 0.08           0.10          0.09       0.03

     Earnings per share-diluted                               0.08           0.10          0.09       0.03
                                                         ---------      ---------      --------  ---------

1998
     Interest revenue                                              $2,434      $   2,497   $  2,473  $   2,409
     Interest expense                                                 909            989      1,006        986
     Net interest income                                            1,525          1,508      1,467      1,423
     Provision for loan losses                                         75             75         75         75
     Net income                                                       204            245        300        254
     Comprehensive income                                             189            274        285        248
     Earnings per share-basic                                        0.08           0.11       0.13       0.11
     Earnings per share-diluted                                      0.08           0.11       0.13       0.11
                                                                   ------      ---------   --------  ---------

1997
     Interest revenue                                              $2,492      $   2,422   $  2,260  $   1,987
     Interest expense                                                 976          1,008        893        754
     Net interest income                                            1,516          1,414      1,367      1,233
     Provision for loan losses                                        354             75         82        237
     Net income                                                        92            335        274        383
     Comprehensive income                                              82            352        281        391
     Earnings per share-basic                                        0.04           0.23       0.19       0.26
     Earnings per share-diluted                                      0.04           0.23       0.19       0.26
                                                                   ------      ---------   --------  ---------

15.  INCOME TAXES

     The components of income tax expense are as follows:

                                                                             1999       1998       1997
                                                                             ----       ----       ----
     Current
      Federal                                                              $ 492,441   $ 72,632  $      --
      State                                                                   36,838         --         --
                                                                           ---------   --------  ---------

                                                                             529,279     72,632         --
                                                                           ---------   --------  ---------

 Deferred                                                                   (152,895)   449,297   (769,327)
                                                                           ---------   --------  ---------

                                                                           $ 376,384   $521,929  $(769,327)
                                                                           ---------   --------  ---------

The components of the deferred taxes are as follows:

                                                                                                1999         1998          1997
                                                                                                ----         ----  --      -----
       Recognition of the benefit of the net
        operating loss carryover                                                             $    4,726   $  467,202   $   449,614
       Provision for credit losses                                                             (141,539)      34,367      (101,996)
       Revenues taxed not earned                                                                  6,330      (23,787)       (9,770)
       Expenses deducted, incurred in prior years                                                    --           --        65,000
       Depreciation expense                                                                       7,007          934        34,878
       Amortization and write down of intangible assets                                         (29,419)     (29,419)      (84,053)
       Elimination of the valuation allowance                                                        --           --    (1,123,000)
                                                                                             ----------   ----------   -----------

  Deferred tax benefit                                                                       $ (152,895)  $  449,297   $  (769,327)
                                                                                             ----------   ----------   -----------


  The components of the net deferred tax assets are as follows:

 [CAPTION]

                                                                                                1999         1998           1997
                                                                                                ----         ----           ----
     Deferred tax assets
      Allowance for credit losses                                                            $  394,168   $  252,629   $   286,996
      Revenue taxed not earned                                                                  118,227      124,557       100,770
      Net operating loss and alternative minimum
         tax credit carryforward                                                                 20,458       25,184       492,386
      Unrealized loss on securities available for sale                                           21,276           --            --
                                                                                             ----------   ----------   -----------

             Total deferred tax assets                                                          554,129      402,370       880,152
                                                                                             ----------   ----------   -----------

     Deferred tax liabilities
      Depreciation                                                                               45,219       38,212        37,278
      Intangible assets                                                                          14,709       44,128        73,547

      Unrealized gain on securities available for sale                                               --          167         3,459
                                                                                             ----------   ----------   -----------

             Total deferred tax liabilities                                                      59,928       82,507       114,284
                                                                                             ----------   ----------   -----------

     Valuation allowance                                                                             --           --   $(1,123,000)
                                                                                             ----------   ----------   -----------

     Net deferred tax asset                                                                  $  494,201   $  319,863   $   765,868
                                                                                             ----------   ----------   -----------

     The differences between federal income taxes and the amount reported by the Company follow:

                                                                                                1999         1998          1997
                                                                                                ----         ----          ----
     Income before income taxes                                                              $1,066,679   $1,524,773   $   314,870
                                                                                             ----------   ----------   -----------
     Taxes computed at the federal income tax rate                                              362,671      518,423       107,056
     Increases (decreases) resulting from
      State income taxes, net of federal benefit                                                  4,151           --        14,547
      Nondeductible expenses                                                                      2,040        3,506         1,720
      Net operating loss carryforward                                                             7,522           --      (892,650)
                                                                                             ----------   ----------   -----------

     Income tax expense                                                                      $  376,384   $  521,929   $  (769,327)
                                                                                             ----------   ----------   -----------

16.  CAPITAL STANDARDS

     The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios, and minimum capital requirements of the Bank, as of December 31, 1999, 1998, and 1997, are as follows:

                                                          MINIMUM            TO BE WELL
                                      ACTUAL          CAPITAL ADEQUACY      CAPITALIZED
                                      ------          ----------------      -----------
                                AMOUNT       RATIO   AMOUNT      RATIO   AMOUNT      RATIO
DECEMBER 31, 1999
-----------------

  Total capital
   (to risk-weighted assets)    $13,486,864   15.0%  $7,208,231    8.0%  $9,010,289   10.0%
  Tier 1 capital
   (to risk-weighted assets)    $12,356,712   13.7%  $3,604,115    4.0%  $5,406,173    6.0%
  Tier 1 capital
   (to average assets)          $12,356,712    9.8%  $5,034,788    4.0%  $6,293,485    5.0%

DECEMBER 31, 1998
-----------------

  Total capital
   (to risk-weighted assets)    $12,176,375   14.0%  $7,272,681    8.0%  $9,090,851   10.0%
  Tier 1 capital
   (to risk-weighted assets)    $11,579,741   12.7%  $3,636,341    4.0%  $5,454,511    6.0%
  Tier 1 capital
   (to average assets)          $11,579,741    9.5%  $4,852,527    4.0%  $6,065,658    5.0%

DECEMBER 31, 1997
-----------------

  Total capital
   (to risk-weighted assets)    $11,393,091   15.8%  $5,772,738    8.0%  $7,215,923   10.0%
  Tier 1 capital
   (to risk-weighted assets)    $10,490,371   14.5%  $2,886,369    4.0%  $4,329,554    6.0%
  Tier 1 capital
   (to average assets)          $10,490,371    8.8%  $4,767,360    4.0%  $5,959,200    5.0%

     Tier 1 capital consists of capital stock, surplus, and undivided profits. Total capital includes a limited amount of the allowance for credit losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

     Failure to meet the capital requirements could affect the Bank's ability to pay dividends and accept deposits and may significantly affect the operations of the Bank.

ANNAPOLIS NATIONAL BANCORP, INC.
Notes to Consolidated Financial Statements, continued

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Bank's financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

                                                1999                     1998                      1997
                                                ----                     ----                      ----
                                       CARRYING      FAIR        CARRYING      FAIR        CARRYING      FAIR
DECEMBER 31,                            AMOUNT       VALUE        AMOUNT       VALUE        AMOUNT       VALUE
------------                            ------       -----        ------       -----        ------       -----
  Financial assets
   Cash and due from banks             $ 5,665,014  $ 5,665,014  $ 3,845,793  $ 3,845,793  $ 5,611,407  $ 5,611,407
   Federal funds sold                   11,432,282   11,432,282   10,284,419   10,284,419   20,743,973   20,743,973
   Investment securities (total)        23,768,975   23,768,975   15,190,459   15,190,459   20,540,586   20,457,120
   Loans, net                           81,198,156   81,001,205   86,924,416   86,992,223   70,985,232   70,793,572
   Accrued interest receivable             821,662      821,662      590,159      590,159      515,549      515,549

  Financial liabilities
   Noninterest-bearing deposits        $13,320,678  $13,320,678  $11,304,382  $11,304,382  $10,330,153  $10,330,153
   Interest-bearing deposits            91,772,928   92,190,948   89,437,861   89,766,553   85,731,609   85,869,314
   Securities sold under agreements
      to repurchase                      8,497,067    8,497,067    7,173,980    7,173,980   13,305,780   13,305,780
   Accrued interest payable                 22,406       22,406       28,574       28,574       36,113       36,113
   ------------------------            -----------  -----------  -----------  -----------  -----------  -----------

     The fair values of U.S. Treasury and Government agency securities are determined using market quotations.

     The fair value of fixed-rate loans is estimated to be the present value of scheduled payments discounted using interest rates currently in effect. The fair value of variable-rate loans, including loans with a demand feature, is estimated to equal the carrying amount. The valuation of loans is adjusted for possible credit losses.

     The fair value of interest-bearing checking, savings, and money market deposit accounts is equal to the carrying amount. The fair value of fixed-maturity time deposits is estimated based on interest rates currently offered for deposits of similar remaining maturities.

     It is not practicable to estimate the fair value of outstanding loan commitments, unused lines, and letters of credit.

18.  EARNINGS PER SHARE

     A summary of shares outstanding for basic and fully diluted earnings per share is as follows:


                                                           1999       1998       1997
                                                           ----       ----       ----
  Weighted average shares outstanding, basic             2,319,588  2,312,422  1,691,301
  Common stock equivalents                                      --      6,731     16,865
                                                         ---------  ---------  ---------

  Average common shares and equivalents, full diluted    2,319,588  2,319,153  1,708,166
                                                         ---------  ---------  ---------

  Stock options outstanding that were antidilutive
    at December 31                                          86,500     35,100      6,500
                                                         ---------  ---------  ---------

ANNAPOLIS NATIONAL BANCORP, INC.
Notes to Consolidated Financial Statements, continued

19.  PARENT COMPANY FINANCIAL INFORMATION

  The balance sheet and statements of income and cash flows for Annapolis National Bancorp, Inc. (Parent Company only) follow:

Balance Sheets
DECEMBER 31,                                                                       1999          1998          1997
------------                                                                       ----          ----          ----
   Assets
   Cash and due from banks                                                      $   361,407   $     7,391   $       191
   Investment in Annapolis National Bank                                         12,366,082    11,709,853    10,713,401
   Deferred income taxes and other assets                                                --       373,722       373,722
                                                                                -----------   -----------   -----------

     Total assets                                                               $12,727,489   $12,090,966   $11,087,314
                                                                                -----------   -----------   -----------

      Liabilities and Stockholders' Equity

   Stockholders' equity
   Common stock                                                                      23,235        23,135        23,123
   Capital surplus                                                               13,192,408    13,142,508    13,135,320
   Retained earnings (deficit)                                                     (454,311)   (1,075,000)   (2,077,844)
   Accumulated other comprehensive income                                           (33,843)          323         6,715
                                                                                -----------   -----------   -----------

     Total stockholders' equity                                                  12,727,489    12,090,966    11,087,314
                                                                                -----------   -----------   -----------

     Total liabilities and stockholders' equity                                 $12,727,489   $12,090,966   $11,087,314
                                                                                -----------   -----------   -----------

Statements of Income

  YEARS ENDED DECEMBER 31,                                                          1999          1998          1997
  ------------------------                                                      -----------   -----------   -----------

   Interest revenue                                                             $        --   $        --   $     8,257
   Interest expense                                                                      --            --        59,575
   ----------------                                                             -----------   -----------   -----------

   Net interest income (expense)                                                         --            --       (51,318)
   -----------------------------                                                -----------   -----------   -----------

   Equity in undistributed income of subsidiary                                     690,395     1,002,844       761,893
   Expenses
     Other operating                                                                    100            --           100
     ---------------                                                            -----------   -----------   -----------

   Income before income taxes                                                       690,295     1,002,844       710,475
   Income taxes                                                                          --            --      (373,722)
   ------------                                                                 -----------   -----------   -----------

   Net income                                                                   $   690,295   $ 1,002,844   $ 1,084,197
   ----------                                                                   -----------   -----------   -----------

Statements of Cash Flows

  YEARS ENDED DECEMBER 31,                                                         1999          1998          1997
  ------------------------                                                      -----------   -----------   -----------

   Cash flows from operating activities

     Interest received                                                          $        --   $        --   $     8,257
     Interest paid                                                                       --            --      (214,836)
     Tax benefit received                                                           373,722            --            --
     Cash paid for operating expenses                                                  (100)           --          (100)
                                                                                -----------   -----------   -----------

                                                                                    373,622            --      (206,679)
                                                                                -----------   -----------   -----------

   Cash flows from investing activities
     Capital contributed to Annapolis National Bank                                      --            --    (3,475,589)
                                                                                -----------   -----------   -----------

   Cash flows from financing activities
     Proceeds from stock offering                                                        --            --     4,510,094
     Dividends paid                                                                 (69,606)           --            --
     Proceeds from stock options exercised                                           50,000         7,200            --
     Repayment of stockholder loan                                                       --            --      (848,400)
                                                                                -----------   -----------   -----------

                                                                                    (19,606)        7,200     3,661,694
                                                                                -----------   -----------   -----------

   Net (decrease) in cash                                                           354,016         7,200       (20,574)

   Cash and equivalents at beginning of year                                          7,391           191        20,765
                                                                                -----------   -----------   -----------

   Cash and equivalents at end of year                                          $   361,407   $     7,391   $       191
                                                                                -----------   -----------   -----------

   Reconciliation of net income to net cash provided by operating activities
   Net income                                                                   $   690,295   $ 1,002,844   $ 1,084,197
   Adjustments to reconcile net income to net
     cash used in operating activities
      Undistributed net income of subsidiary                                       (690,395)   (1,002,844)     (761,893)
      Increase in deferred tax assets                                               373,722            --      (373,722)
      Increase (decrease) in accrued interest expense                                    --            --      (155,261)
                                                                                -----------   -----------   -----------

                                                                                $   373,622   $        --      (206,679)
                                                                                -----------   -----------   -----------

20.  REGULATORY MATTERS

     The Bank has entered into a formal agreement with the Office of the Comptroller of the Currency ("OCC") whereby the Bank is required to improve the Bank's management and policies and procedures. This agreement in no way restricts or impedes the Bank's ability to conduct normal banking and business transactions. The Bank is committed to complying with the provisions of the agreement.