Form 10QSB
period 2000-03-31
ANNAPOLIS NATIONAL BANCORP INC
filed 2000-05-11
CIK 1041429

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2000     Commission File Number 0-22961
                               --------------                            -------

                       ANNAPOLIS NATIONAL BANCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Maryland                                      52-1648903
-------------------------------             ------------------------------------
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
                           (1)  YES   X        NO
                                    -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At May 9, 2000, the Registrant had 2,323,506 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format

                            YES            NO   X
                                -----         -----

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

  Item 1 - Financial Statements
  Consolidated Balance Sheets as of March 31, 2000 and
      December 31, 1999                                                       1
  Consolidated Statements of Income for the Three Month Periods Ended
      March 31, 2000 and 1999                                                 2
  Consolidated Statements of Cash Flows for the Three Month Periods Ended
      March 31, 2000 and 1999                                                 3
  Consolidated Statement of Changes in Equity for the Three Month
      Periods Ended March 31, 2000 and 1999                                   4
  Notes to Financial Statements                                               5
  Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 6 - 8


PART II - OTHER INFORMATION
---------------------------

  Item 1 - Legal Proceedings                                                  9

  Item 2 - Changes in Securities                                              9

  Item 3 - Defaults Upon Senior Securities                                    9

  Item 4 - Submission of Matters to a Vote of Security Holders                9

  Item 5 - Other Information                                                  9

  Item 6 - Exhibits and Reports on Form 8-K                              9 - 12

SIGNATURES                                                                   13


This Report contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the securities exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in the Company's filings with the Securities and Exchange Commission.

                        PART I - FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                Annapolis National Bancorp, Inc. and Subsidiary
                          Consolidated Balance Sheets
                  as of March 31, 2000 and December 31, 1999
                                (In thousands)

                                                                         (Unaudited)     (Audited)
                                                                          March 31,     December 31,
                                                                            2000            1999
                                                                         -----------    ------------
Assets
     Cash and due from banks                                               $  4,319        $  5,665
     Federal funds sold and other overnight investments                      13,030          11,432
     Investment securities available for sale                                30,281          23,408
     Federal Reserve Bank stock, at cost                                        361             361
     Loans, less allowance for credit losses of $1,521 and $1,543            79,800          81,198
     Premises and equipment                                                   2,725           2,741
     Core deposit premium and other intangibles                                  22              43
     Accrued interest receivable                                                815             822
     Deferred income taxes                                                      351             341
     Other real estate owned                                                     57              57
     Other assets                                                               738             665
                                                                           --------        --------

     Total assets                                                          $132,499        $126,733
                                                                           ========        ========

Liabilities and Stockholders' Equity
     Deposits
       Noninterest-bearing                                                 $ 11,960        $ 13,321
       Interest-bearing                                                      95,645          91,773
                                                                           --------        --------
         Total deposits                                                     107,605         105,094
     Securities sold under agreements to repurchase                          11,451           8,497
     Accrued interest and other liabilities                                     613             415
                                                                           --------        --------
         Total liabilities                                                  119,669         114,006

     Stockholders' Equity
       Common stock - $0.01 par value                                            23              23
       Capital surplus                                                       13,192          13,192
       Accumulated deficit                                                     (335)           (454)
       Accumulated other comprehensive income (loss)                            (50)            (34)
                                                                           --------        --------
         Stockholders' equity                                                12,830          12,727

         Total liabilities and stockholders' equity                        $132,499        $126,733
                                                                           ========        ========

                Annapolis National Bancorp, Inc. and Subsidiary

                       Consolidated Statements of Income
           for The Three Month Periods Ended March 31, 2000 and 1999
                                  (Unaudited)
                     (In thousands, except Per Share data)

                                                           For the Three Month Periods
                                                                      Ended
                                                                    March 31,
                                                            2000                 1999
                                                           ------               ------
Interest income:
     Loans                                                 $1,891               $2,060
     Investment securities                                    377                  162
     Federal funds sold and securities purchased              163                  110
                                                           ------               ------
       Total interest income                                2,431                2,332

Interest expense:
     Interest-bearing deposits                                822                  719
     Securities sold under agreements to repurchase            78                   70
                                                           ------               ------
       Total interest expense                                 900                  789
                                                           ------               ------
       Net interest income                                  1,531                1,543

     Provision for credit losses                               36                  405
                                                           ------               ------
       Net interest income after provision for
        credit losses                                       1,495                1,138

Noninterest income
     Service charges and fees                                 143                  119
     Mortgage banking fees                                     40                   33
     Other fee income                                          40                   70
                                                           ------               ------
       Total noninterest income                               223                  222

Noninterest expense
     Personnel                                                746                  589
     Occupancy and equipment                                  236                  234
     Other operating expenses                                 486                  424
     Amortization of intangibles                               22                   22
                                                           ------               ------
       Total noninterest expense                            1,490                1,269

Income before income taxes                                    228                   91
Income tax expense                                             86                   31
                                                           ------               ------

Net income                                                 $  142               $   60
                                                           ======               ======

Basic Earnings Per Share                                   $ 0.06               $ 0.03
                                                           ======               ======

Diluted Earnings Per Share                                 $ 0.06               $ 0.03
                                                           ======               ======

                Annapolis National Bancorp, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows
          for the Three Month Periods Ended March  31, 2000 and 1999

                         (Unaudited and in thousands)

                                                                           For the Three Months Ended
                                                                                   March 31,
                                                                           --------------------------
                                                                             2000              1999
                                                                           --------          --------
Cash flows from operating activities
     Net income                                                            $    142          $     60
Adjustments to reconcile net income to net cash
     provided by operating activities
     Deferred income taxes                                                      (10)               (9)
     Depreciation and amortization of furniture,
       equipment and leasehold improvements                                      77                51
     Amortization of premiums and accretions of discounts, net                  (68)              (41)
     Amortization of intangible assets acquired                                  22                22
     Decrease (increase) in accrued interest receivable                           7               (65)
     Net loss on sale of loans, equipment and other real estate owned             -                (5)
     Provision for credit losses                                                 36               405
     Other, net                                                                 123               435
                                                                           --------          --------
       Net cash provided by operating activities                                329               853

Cash flows from investing activities
     Net decrease (increase) in loans                                         1,362            (6,270)
     Investment in securities - available-for-sale                          (14,659)          (12,844)
     Proceeds from redemption of securities and principal repayments          7,838            16,925
     Net (increase) decrease in federal funds sold                           (1,598)            3,776
     Proceeds from sale of equipment                                              -                 5
     Purchase of furniture, equipment and leasehold improvements                (61)             (228)
                                                                           --------          --------
       Net cash (used) provided in investing activities                      (7,118)            1,364

Cash flows from financing activities
     Net increase in borrowings                                                   -             1,500
     Net increase (decrease) in deposits                                      2,512            (4,133)
     Net increase in securities sold under agreements to repurchase           2,954               603
     Payment of dividends                                                       (23)                -
                                                                           --------          --------
       Net cash provided by financing                                         5,443            (2,030)
                                                                           --------          --------
     Net (decrease) increase in cash                                         (1,346)              187
     Cash, beginning of period                                                5,665             3,846
                                                                           --------          --------
     Cash, end of period                                                   $  4,319          $  4,033
                                                                           ========          ========
Supplemental cash flow information
     Interest paid on deposits and repurchase agreements                   $    900          $    803
     Income taxes paid                                                     $    130          $     15

                Annapolis National Bancorp, Inc. and Subsidiary

                       Consolidated Statement of Equity
          for the Three Month Periods Ended March  31, 2000 and 1999

                            (Dollars in thousands)

                                                                                                         Accumulated
                                                            Common Stock                                    Other
                                              ---------------------------------------     Accumulated   Comprehensive
                                               Shares         Par Value       Surplus       Deficit         Income          Total
                                              ---------       ---------       -------     -----------   -------------      -------
Balance, Dcember 31, 1999                     2,323,506           $23         $13,192       $  (454)         $(34)         $12,727
Net income                                          ---           ---             ---           142           ---              142
Unrealized loss on investment securities
  available for sale, net of tax                    ---           ---             ---           ---           (16)             (16)
Dividends paid                                      ---           ---             ---           (23)          ---              (23)
                                              ---------           ---         -------       -------          ----          -------
Balances, March 31, 2000 (unaudited)          2,323,506           $23         $13,192       $  (335)         $(50)         $12,830
                                              =========           ===         =======       =======          ====          =======
                                                                                                         Accumulated
                                                            Common Stock                                    Other
                                              ---------------------------------------     Accumulated   Comprehensive
                                               Shares         Par Value       Surplus       Deficit         Income          Total
                                              ---------       ---------       -------     -----------   -------------      -------
Balance, Dcember 31, 1998                     2,313,506           $23         $13,143       $(1,075)        $              $12,091
                                                                                                              ---
Net income                                          ---           ---             ---            60           ---               60
Unrealized loss on investment securities
  available for sale, net of tax                    ---           ---             ---           ---           (18)             (18)
Dividends paid                                      ---           ---             ---           ---           ---              ---
                                              ---------           ---         -------       -------          ----          -------
Balances, March 31, 1999 (unaudited)          2,313,506           $23         $13,143       $(1,015)         $(18)         $12,133
                                              =========           ===         =======       =======          ====          =======

                Annapolis National Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis National Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 1999.

Note B - New Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The Company plans to adopt the provisions of this statement, as amended for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flows subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of any derivative instrument in use at the time.

Item 2 - Management Discussion and Analyses of Financial Condition and Results of Operations


Comparison of Financial Condition at March 31, 2000 and December 31, 1999

     Total assets at March 31, 2000 were $132.5 million, an increase of $5.8 million or 4.6% from total assets at December 31, 1999 of $126.7 million. Federal funds sold and other overnight investments increased $1.6 million or 14.0%, investment securities-available for sale increased $6.9 million or 29.4%.

     Net loans receivable at March 31, 2000 were $79.8 million, down from $81.2 million at December 31, 1999, a decrease of $1.4 million or 1.7%. The decrease was due to a $0.4 million decrease in real estate and construction loans and a $1.0 million decrease in commercial loans.

     The allowance for credit losses increased $38,000 to $1,521,000 at March 31, 2000 from $1,483,000 at December 31, 1999. The increase in the allowance for loan losses includes general reserves of $36,000 and recoveries on loans previously charged off of $2,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management's assessment of the credit risk inherent in the loan portfolio. At March 31, 2000 and December 31, 1999 the allowance for credit losses to total loans was 1.87% and 1.64% respectively.

     Deposits of $107.6 million at March 31, 2000 represent a $2.5 million or 2.4% increase from December 31, 1999 deposits of $105.1 million. The increase was due to a $3.1 million or 5.2% increase in core deposits offset by a $0.6 million or 1.4% decrease in IRAs and certificates of deposit.

     Stockholders' equity increased $103,000 or 0.8% to $12.8 million at March 31, 2000 from $12.7 million at December 31, 1999, due to an increase in net retained earnings of $119,000, offset by an increase of $16,000 in the unrealized loss on investments in available for sale securities, a component of accumulated other comprehensive income.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and 1999.

     General. Net income for the three months ended March 31, 1999 totaled $142,000 or $0.06 per basic and diluted share as compared to $60,000 or $0.03 per basic and diluted share for the three months ended March 31, 1999. The increase in net income can be attributed mainly to a reduction in the provision for credit losses of $369,000 offset by higher noninterest expenses of $221,000. For the first quarter of 1999 the Bank recorded a provision for credit losses of $405,000 that included a special provision of $330,000. A provision of $36,000 was recorded for the same period in 2000.

     Net Interest Income. Net interest income decreased $12,000 or 0.8% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, due primarily to a decrease in interest income on commercial and construction loans and an increase in interest expense on deposits offset by an increase in income on federal funds sold and investment securities.

     At March 31, 2000, the net interest margin decreased to 5.26% from 5.65% at March 31, 1999. The decrease in the net interest margin was the result of a change in the mix of earning assets from higher yielding loans receivable to lower yielding federal funds sold and investment securities. Average loan volumes decreased while average investment volumes for the same period increased. The yield on earning assets decreased to 8.31% at March 31, 2000 from 8.55% at March 31, 1999 while the cost of interest bearing liabilities increased to 3.57% at March 31, 2000 from 3.38% at March 31, 1999.

     Interest Income. Interest income increased $99,000 as a result of higher average levels of investment securities, up $14.5 million to $25.7 million during the three months ended March 31, 2000. The average balance of federal funds and other overnight investments also increased from $10.3 million to $11.6 million. Offsetting the increase in interest income from overnight and other investments was the decrease of $8.9 million in the average level of net loans receivable down to $80.3 million at March 31, 2000 from $89.2 million at March 31, 1999.

     Interest Expense. Interest expense increased by $111,000 or 14.0% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase was due primarily to a rise in the average level of certificates of deposit from $36.8 million to $45.4 million, an $8.6 million or 23.2% increase. The yield on interest bearing liabilities was 3.57% for the three months ended March 31, 2000 compared to 3.38% for the same period in 1999.

     Provision for Credit Losses. The provision for credit losses for the three months ended March 31, 2000 and 1999 totaled $36,000 and $405,000, respectively. The 1999 provision for credit losses included a special provision of $330,000 provision related to management's reassessment of the loan loss reserve methodology.

     Noninterest Income. Noninterest income, which is comprised primarily of fees and charges on deposit accounts, increased by $1,000 or 0.5% to $223,000 at March 31, 2000 from $222,000 at March 31, 1999. The increase in non-interest income was primarily due to an increase in fees generated by the Bank's new VISA debit card offset by the impact of January weather closings on deposit related service charges.

     Noninterest Expense. Noninterest expense increased by $221,000 or 17.4% for the three months ended March 31, 2000 to $1.5 million from $1.3 million for the three months ended March 31, 1999. The increase in noninterest expense was due to increased compensation and benefits expense of $156,000, due to filling positions that had been vacant at March 31, 1999; legal and professional fees of $52,000 related to regulatory issues and the outsourcing of internal audit and collection functions; and other expense of $12,000 related to a robbery at a branch location. Lower data processing expenses of $35,000 offset these increases in noninterest expense.

     Income Tax Expense. The Company recorded income tax expense for the three-month period ended March 31, 2000 of $86,000. This amount includes $94,000 of federal income taxes and approximately $8,000 of state income tax benefits. The Company's combined effective federal and state income tax rate is approximately 37.7%.

Financial Modernization Legislation

     On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 became law. The Modernization Act contains new financial privacy provisions that will generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. The Modernization Act also allows, among other things, for bank holding companies meeting certain management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than were previously permissible, including insurance underwriting and merchant banking investment in commercial and financial companies. The Modernization Act further allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

            None

Item 6 - Exhibits and Reports on Form 8-K

      (a)  Exhibits
           3.1  Certificate of Incorporation of Annapolis National Bancorp,
                Inc.*

           3.2  Bylaws of Annapolis National Bancorp, Inc.*

           11  Statement re: Computation of Earnings Per Share

           27  Financial Data Schedule

      (b) Reports on Form 8-K

             The Company filed a Form 8-K on March 16, 2000 announcing its dismissal of Rowles and Company, LLC as its independent accountant and the engagement of Stegman and Company as registrant's new independent accountant.

*Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on September 23, 1997.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS NATIONAL BANCORP, INC.
     (Registrant)

Date:  5/9/00                         /s/  Richard M. Lerner
      --------                        ----------------------------
                                           Richard M. Lerner
                                           Chief Executive Officer



Date:   5/9/00                        /s/  Margaret Theiss Faison
       --------                       ----------------------------
                                           Margaret Theiss Faison
                                           Chief Financial Officer