Form 10QSB
period 2000-06-30
ANNAPOLIS NATIONAL BANCORP INC
filed 2000-08-09
CIK 1041429

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 2000      Commission File Number 0-22961
                               -------------                             -------


                       ANNAPOLIS NATIONAL BANCORP, INC.
                       --------------------------------
       (Exact name of small business issuer as specified in its charter)

            Maryland                                 52-1648903
            ---------                                ----------
(State or other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)


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

     At August 1, 2000, the Registrant had 2,319,506 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format

                                YES  ___         NO  X
                                                    ---

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                          PAGE
------------------------------                                                          ----
         Item 1 - Financial Statements
         Consolidated Balance Sheets as of June 30,
             2000 and December 31, 1999                                                    1
         Consolidated Statements of Income for the Three and Six Month Periods Ended
             June 30, 2000 and 1999                                                        2
         Consolidated Statements of Cash Flows for the Six Month Periods Ended
             June 30, 2000 and 1999                                                        3
         Consolidated Statement of Changes in Stockholder's Equity for the Six Month
             Periods Ended June 30, 2000 and 1999                                          4
         Notes to Financial Statements                                                     5
         Item 2 - Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                     6 - 8


PART II - OTHER INFORMATION
---------------------------

         Item 1 - Legal Proceedings                                                        9

         Item 2 - Changes in Securities                                                    9

         Item 3 - Defaults Upon Senior Securities                                          9

         Item 4 - Submission of Matters to a Vote of Security Holders                      9

         Item 5 - Other Information                                                        9

         Item 6 - Exhibits and Reports on Form 8-K                                    9 - 12

SIGNATURES                                                                                13

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

                        PART I - FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                Annapolis National Bancorp, Inc. and Subsidiary
                          Consolidated Balance Sheets
                   as of June 30, 2000 and December 31, 1999
                                (In thousands)

                                                                           (Unaudited)       (Audited)
                                                                             June 30,       December 31,
                                                                               2000             1999
                                                                           -----------      ------------
Assets
     Cash and due from banks                                               $     4,576      $      5,665
     Federal funds sold and other overnight investments                          6,737            11,432
     Federal Reserve Bank stock, at cost                                           361               361
     Investment securities available for sale                                   35,641            23,408
     Loans, less allowance for credit losses                                    77,343            81,198
     Premises and equipment                                                      3,292             2,741
     Core deposit premium and other intangibles                                     --                43
     Accrued interest receivable                                                 1,098               822
     Deferred income taxes                                                         502               341
     Other real estate owned                                                        57                57
     Other assets                                                                  534               665
                                                                           -----------      ------------

          Total assets                                                     $   130,141      $    126,733
                                                                           ===========      ============

Liabilities and Stockholders' Equity
     Deposits
        Noninterest-bearing                                                $    13,210      $     13,321
        Interest-bearing                                                        92,438            91,773
                                                                           -----------      ------------
          Total deposits                                                       105,648           105,094
     Securities sold under agreements to repurchase                             11,132             8,497
     Accrued interest and other liabilities                                        356               415
                                                                           -----------      ------------
          Total liabilities                                                    117,136           114,006

     Stockholders' Equity
        Preferred stock - $0.01 par value                                           --                --
        Common stock - $0.01 par value                                              23                23
        Capital surplus                                                         13,176            13,192
        Accumulated deficit                                                       (143)             (454)
        Accumulated other comprehensive income                                     (51)              (34)
                                                                           -----------      ------------
          Stockholders' equity                                                  13,005            12,727

          Total liabilities and stockholders' equity                       $   130,141      $    126,733
                                                                           ===========      ============

                Annapolis National Bancorp, Inc. and Subsidiary

                       Consolidated Statements of Income
       for The Three and Six Month Periods Ended June 30, 2000 and 1999
                                  (Unaudited)
                     (In thousands, except Per Share data)

                                                               For the Three Months       For the Six Months
                                                                  Ended June 30,            Ended June 30,
                                                                 2000        1999          2000        1999
                                                               --------    --------      --------    --------
Interest income:
     Loans                                                     $  1,869    $  2,110      $  3,760    $  4,169
     Investment securities                                          560         181           937         343
     Federal funds sold and securities purchased                    145         116           308         227
                                                               --------    --------      --------    --------
          Total interest income                                   2,574       2,407         5,005       4,739

Interest expense:
     Interest-bearing deposits                                      820         778         1,641       1,497
     Securities sold under agreements to repurchase                  88          83           166         153
     Other borrowed money                                            --          12            --          12
                                                               --------    --------      --------    --------
          Total interest expense                                    908         873         1,807       1,662
                                                               --------    --------      --------    --------
          Net interest income                                     1,666       1,534         3,198       3,077

     Provision for credit losses                                     --          27            36         432
                                                               --------    --------      --------    --------
          Net interest income after provision for
            credit losses                                         1,666       1,507         3,162       2,645

Noninterest income
     Service charges and fees                                       176          98           329         233
     Mortgage banking fees                                           15          21            55          54
     Other fee income                                                29          95            59         151
                                                               --------    --------      --------    --------
          Total noninterest income                                  220         214           443         438

Noninterest expense
     Personnel                                                      760         632         1,506       1,252
     Occupancy and equipment                                        246         141           482         278
     Other operating expenses                                       511         595           998       1,089
     Amortization of intangibles                                     21          22            43          43
                                                               --------    --------      --------    --------
          Total noninterest expense                               1,538       1,390         3,029       2,662

Income before income taxes                                          348         331           576         421
Income tax expense                                                  132         113           218         143
                                                               --------    --------      --------    --------

Net income                                                     $    216    $    218      $    358    $    278
                                                               ========    ========      ========    ========

Basic Earnings Per Share                                       $   0.09    $   0.09      $   0.15    $   0.12
                                                               ========    ========      ========    ========

Diluted Earnings Per Share                                     $   0.09    $   0.09      $   0.15    $   0.12
                                                               ========    ========      ========    ========

                Annapolis National Bancorp, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows
            for the Six Month Periods Ended June 30, 2000 and 1999

                         (Unaudited and in thousands)

                                                                                         For the Six Months Ended
                                                                                                  June 30,
                                                                                       ---------------------------
                                                                                          2000             1999
                                                                                       ----------       ----------
Cash flows from operating activities
     Net income                                                                       $    358        $     278
Adjustments to reconcile net income to net cash
     provided by operating activities
        Deferred income taxes                                                             (161)              --
        Depreciation and amortization of furniture,
          equipment and leasehold improvements                                             156              125
        Amortization of premiums and accretions of discounts, net                         (105)            (165)
        Amortization of intangible assets acquired                                          43               43
        (Increase) Decrease in accrued interest receivable                                (276)              10
        Net loss on sale of loans, equipment and other real estate owned                    --               30
        Provision for credit losses                                                         36              432
        Other                                                                               55               58
                                                                                      ----------       ----------
          Net cash provided by operating activities                                        106              811

Cash flows from investing activities
        Net decrease (increase) in loans                                                 3,819           (1,783)
        Investment in securities - available-for-sale                                  (23,510)         (45,790)
        Proceeds from redemption of securities and principal repayments                 11,382           43,186
        Net (increase) decrease in federal funds sold                                    4,695           (7,555)
        Proceeds from sale of equipment                                                     --                5
        Purchase of furniture, equipment and leasehold improvements                       (707)            (253)
                                                                                      ----------       ----------
          Net cash used in investing activities                                         (4,321)         (12,190)

Cash flows from financing activities
    Proceeds from employee stock options                                                    --               50
    Stock repurchase                                                                       (16)              --
    Net increase in deposits                                                               554            6,026
    Net increase in securities sold under agreements to repurchase                       2,635            5,737
    Payment of dividends                                                                   (47)              --
                                                                                      ----------       ----------
          Net cash provided by financing                                                 3,126           11,813
                                                                                      ----------       ----------
    Net (decrease) increase in cash                                                     (1,089)             434
    Cash and due from banks, beginning of period                                         5,665            3,846
                                                                                      ----------       ----------
    Cash and due from banks, end of period                                            $  4,576         $  4,280
                                                                                      =========       ==========

Supplemental cash flow information
   Interest paid on deposits and repurchase agreements                                $  1,803         $  1,475
   Income taxes paid                                                                  $    265         $     39

                Annapolis National Bancorp, Inc. and Subsidiary

          Consolidated Statements of Changes in Stockholder's Equity for the Six Month Periods Ended June 30, 2000 and 1999

(Dollars in thousands)

                                                                                              Accumulated
                                                                                                 Other
                                                  Common Stock               Accumulated     Comprehensive
                                       -----------------------------------
                                         Shares    Par Value     Surplus       Deficit           Income         Total
                                       ---------  ------------  ----------   -----------    ---------------    ---------
Balance, January 1, 2000               2,323,506  $         23  $   13,192   $      (454)   $           (34)   $  12,727
Net income                                    --            --          --           358                 --          358
Unrealized loss on investment
 securities available for sale,
 net of tax                                   --                        --            --                (17)         (17)
Stock repurchase                          (4,000)           --         (16)                                          (16)
Dividends paid                                --            --          --           (47)                --          (47)
                                       ---------    ----------  ----------   -----------    ---------------    ---------
Balances, June 30, 2000 (unaudited)    2,319,506    $       23  $   13,176   $      (143)   $           (51)   $  13,005
                                       =========    ==========  ==========   ===========    ===============    =========

                                                                                               Accumulated
                                                                                                  Other
                                              Common Stock                   Accumulated      Comprehensive
                                       -----------------------------------
                                         Shares    Par Value     Surplus       Deficit           Income          Total
                                       ---------  ------------  ----------   -----------    ---------------    ---------
Balance, January 1, 1999               2,313,506  $         23  $   13,143   $    (1,075)   $            --    $  12,091
Net income                                    --            --          --           278                 --          278
Unrealized loss on
 investment securities
 available for sale, net
 of tax                                       --            --          --            --                (21)         (21)
Stock options exercised                   10,000            --          50            --                              50
Dividends paid                                --            --          --           (23)                --          (23)
                                      ----------   -----------  ----------   -----------    ---------------    ---------
Balances, June 30, 1999 (unaudited)    2,323,506   $        23  $   13,193   $      (820)   $           (21)   $  12,375
                                      ==========   ===========  ==========   ===========    ===============    =========

               Annapolis National Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis National Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consist, of a normal and recurring nature, and those considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 1999.

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

The Company plans to adopt the provisions of this statement, as amended for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flows subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of any derivative instruments in use at the time.

Item 2 - Management Discussion and Analyses of Financial Condition and Results of Operation


Comparison of Financial Condition at June 30, 2000 and December 31, 1999

     Total assets at June 30, 2000 were $130.1 million, an increase of $3.4 million or 2.7% from total assets at December 31, 1999 of $126.7 million. Federal funds sold and other overnight investments decreased $4.7 million or 41.1%, while investment securities-available for sale increased $12.2 million or 52.3%.

     Net loans receivable at June 30, 2000 were $77.3 million, down from $81.2 million at December 31, 1999, a decrease of $3.9 million or 4.8%. The decrease was due primarily to a $2.6 million decrease in real estate and construction loans and a $1.0 million decrease in commercial loans.

     The allowance for credit losses increased $52,000 to $1,535,000 at June 30, 2000 from $1,483,000 at December 31, 1999. The increase in the allowance for loan losses includes general reserves of $36,000 and net recoveries on loans previously charged off of $16,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management's assessment of the credit risk inherent in the loan portfolio. At June 30, 2000 and December 31, 1999 the allowance for credit losses to total loans was 1.95% and 1.79% respectively.

     Deposits of $105.7 million at June 30, 2000 represent a $0.6 million or 0.5% increase from December 31, 1999 deposits of $105.1 million. The increase was due primarily to a $5.7 million or 9.6% increase in core deposits offset by a $5.2 million or 11.4% decrease in IRAs and certificates of deposit.

     Stockholders' equity increased $0.3 million or 2.2% to $13.0 million at June 30, 2000 from $12.7 million at December 31, 1999, due to an increase in net retained earnings of $0.3 million, offset by an increase of $17,000 in the unrealized loss on investment securities available for sale, a component of accumulated other comprehensive income, a $16,000 decrease in capital surplus due to the Company's stock repurchase program and $47,000 in cash dividends.

Comparison of Operating Results for the Six months Ended June 30, 2000 and 1999.

     General. Net income for the six months ended June 30, 2000 totaled $358,000 or $0.15 per basic and diluted share as compared to $278,000 or $0.12 per basic and diluted share for the six months ended June 30, 1999. The increase in net income can be attributed mainly to a reduction in the provision for credit losses of $396,000 offset by higher noninterest expenses of $367,000. For the six months ended June 30, 1999 the Bank recorded a provision for credit losses of $432,000 that included a special provision of $330,000. A provision of $36,000 was recorded for the same period in 2000.

     Interest Income. Interest income increased $0.3 million as a result of a higher average level of investment securities, up $17.1 million to $30.1 million for the six months ended June 30, 2000. Offsetting the increase in interest income from investments was the decrease of $11.7 million in the average level of net loans receivable down to $80.2 million at June 30, 2000 from $91.9 million at June 30, 1999. Offsetting the lower average loan balance was a higher overall yield on the loan portfolio increasing to 9.43% for the six months ended June 30, 2000 from 9.15% for the same period in 1999.

     Interest Expense. Interest expense increased by $169,000 or 10.2% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This increase was due primarily to a rise in the average level of certificates of deposit from $41.0 million to $44.0 million, an $3.0 million or 7.1% increase.

     Net Interest Income. Net interest income increased $96,000 or 3.1% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, due primarily to an increase in interest income on investment securities and federal funds sold offset by a decrease in interest income on commercial and construction loans.

     At June 30, 2000, the net interest margin decreased to 5.33% from 5.38% at June 30, 1999. The decrease in the net interest margin was the result of an increase in the overall cost of deposits up to 3.55% for the six months ended June 30, 2000 from 3.40% for the same period in 1999. Average loan volumes decreased while average investment volumes for the same period increased. The yield on earning assets increased to 8.34% at June 30, 2000 from 8.29% at June 30, 1999.

     Provision for Credit Losses. The provision for credit losses for the six months ended June 30, 2000 and 1999 totaled $36,000 and $432,000, respectively. The 1999 provision for credit losses included a special provision of $330,000 provision related to management's reassessment of the loan loss reserve methodology.

     Noninterest Income. Noninterest income, which is comprised primarily of fees and charges on deposit accounts, increased by $5,000 or 1.1% to $443,000 at June 30, 2000 from $438,000 at June 30, 1999. The increase in non-interest income was primarily due to an increase in fees generated by the Bank's new VISA debit card.

     Noninterest Expense. Noninterest expense increased by $0.3 million or 13.8% for the six months ended June 30, 2000 to $3.0 million from $2.7 million for the six months ended June 30, 1999. The increase in noninterest expense was primarily due to increased compensation and benefits expense of $254,000 due to filling positions that had been vacant at June 30, 1999; legal and professional fees of $38,000 related to regulatory issues and the outsourcing of internal audit and other expense of $12,000 related to a robbery at a branch location. Lower data processing expenses of $58,000 offset these increases in noninterest expense.

     Income Tax Expense. The Company recorded federal income tax expense for the six-month period ended June 30, 2000 of $218,000. The Company's effective federal tax rate is approximately 37.9%.

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

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits
          3.1  Certificate of Incorporation of Annapolis National Bancorp, Inc.*

          3.2  Bylaws of Annapolis National Bancorp, Inc.*

          11   Statement re: Computation of Earnings Per Share

          27   Financial Data Schedule (b)

     (b)  Reports on Form 8-K

                         The Company filed a Form 8-K on May 17, 2000 announcing
                    a stock repurchase agreement under which it will acquire up to 5% of its outstanding common stock.

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

     ANNAPOLIS NATIONAL BANCORP, INC.
               (Registrant)

     Date:  8/1/00                           /s/ Richard M. Lerner
          ---------------------              -------------------------
                                             Richard  M. Lerner
                                             Chief Executive Officer



     Date:  8/1/00                       /s/ Margaret Theiss Faison
          ---------------------          -----------------------------
                                             Margaret Theiss Faison
                                             Chief Financial Officer