Form 10QSB
period 2000-09-30
ANNAPOLIS NATIONAL BANCORP INC
filed 2000-11-03
CIK 1041429

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000   Commission File Number 0-22961
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

                            (1)  YES   X        NO
                                      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At November 1, 2000, the Registrant had 2,270,406 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format

                            YES ____      NO   X
                                              ---

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                     PAGE
------------------------------                                                                     ----
     Item 1 - Financial Statements
     Consolidated Balance Sheets as of September 30, 2000 and
        December 31, 1999                                                                          1
     Consolidated Statements of Income for the Three and Nine Month Periods
        Ended September 30, 2000 and 1999                                                          2
     Consolidated Statements of Cash Flows for the Nine Month Periods Ended
        September 30, 2000 and 1999                                                                3
     Consolidated Statement of Changes in Stockholder's Equity for the Nine Month
        Periods Ended September 30, 2000 and 1999                                                  4
     Notes to Financial Statements                                                                 5
     Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                        6 - 8


PART II - OTHER INFORMATION
---------------------------

     Item 1 - Legal Proceedings                                                                    9

     Item 2 - Changes in Securities                                                                9

     Item 3 - Defaults Upon Senior Securities                                                      9

     Item 4 - Submission of Matters to a Vote of Security Holders                                  9

     Item 5 - Other Information                                                                    9

     Item 6 - Exhibits and Reports on Form 8-K                                                     9 - 12

SIGNATURES.....................................................................................    13

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

                         PART I FINANCIAL INFORMATION

                         Item 1 - Financial Statements

               Annapolis National Bancorp, Inc. and Subsidiary
                        Consolidated Balance Sheets as
                  of September 30, 2000 and December 31, 1999
                                (In thousands)

                                                                              (Unaudited)              (Audited)
                                                                             September 30,            December 31,
                                                                                 1999                     2000
                                                                            ---------------          -------------
Assets
     Cash and due from banks                                                $       3,654            $         5,665
     Federal funds sold and other overnight investments                             7,895                     11,432
     Federal Reserve Bank stock, at cost                                              361                        361
     Investment securities available for sale                                      31,240                     23,408
     Loans, less allowance for credit losses of $1,542 and $1,159                  81,766                     81,198
     Premises and equipment                                                         3,850                      2,741
     Core deposit premium and other intangibles                                         -                         43
     Accrued interest receivable                                                      997                        822
     Deferred income taxes                                                            478                        341
     Other real estate owned                                                            -                         57
     Other assets                                                                     509                        665
                                                                            -------------            ---------------

           Total assets                                                     $     130,750            $       126,733
                                                                            =============            ===============

Liabilities and Stockholders' Equity
     Deposits
       Noninterest-bearing                                                  $      15,017            $        13,321
       Interest-bearing                                                            91,715                     91,773
                                                                            -------------            ---------------
           Total deposits                                                         106,732                    105,094
     Securities sold under agreements to repurchase                                10,577                      8,497
     Accrued interest and other liabilities                                           359                        415
                                                                            -------------            ---------------
           Total liabilities                                                      117,668                    114,006


     Stockholders' Equity
       Preferred stock - $0.01 par value                                                -                          -
       Common stock - $0.01 par value                                                  23                         23
       Capital surplus                                                             12,922                     13,192
       Retained earnings (deficit)                                                    146                       (454)
       Accumulated other comprehensive income (loss)                                   (9)                       (34)
                                                                            -------------            ---------------
           Total stockholders' equity                                              13,082                     12,727

           Total liabilities and stockholders' equity                       $     130,750            $       126,733
                                                                            =============            ===============

                Annapolis National Bancorp, Inc. and Subsidiary

                      Consolidated Statements of Income

    for The Three and Nine Month Periods Ended September 30, 2000 and 1999
                                  (Unaudited)
                     (In thousands, except Per Share data)

                                                               For the Three Months        For the Nine Months
                                                                       Ended                      Ended
                                                                   September 30                September 30,
                                                              2000            1999           2000          1999
                                                            --------        --------       --------      --------
Interest income:
 Loans                                                      $  2,063        $  1,992       $  5,823      $  6,174
 Investment securities                                           570             358          1,507           701
 Federal funds sold and securities purchased                      85             131            393           358
                                                            --------        --------       --------      --------
  Total interest income                                        2,718           2,481          7,723         7,233


Interest expense:
 Interest-bearing deposits                                       839             841          2,480         2,338
 Securities sold under agreements to repurchase                   95              91            261           244
 Other borrowed money                                              -               -              -            12
                                                            --------        --------       --------      --------
  Total interest expense                                         934             932          2,741         2,594
                                                            --------        --------       --------      --------
  Net interest income                                          1,784           1,549          4,982         4,639


 Provision for credit losses                                       -               -             36           432
                                                            --------        --------       --------      --------
  Net interest income after provision for
    credit losses                                              1,784           1,549          4,946         4,207

Noninterest income
 Service charges and fees                                        186             148            517           471
 Mortgage banking fees                                            16              25             71            80
 Other fee income                                                 30              24             88            81
                                                            --------        --------       --------      --------
  Total noninterest income                                       232             197            676           632

Noninterest expense
 Personnel                                                       800             603          2,306         1,824
 Occupancy and equipment                                         242             148            724           425
 Other operating expenses                                        534             615          1,532         1,745
 Amortization of intangibles                                       -              22             43            65
                                                            --------        --------       --------      --------
  Total noninterest expense                                    1,576           1,388          4,605         4,059

Income before income taxes                                       440             358          1,017           780
Income tax expense                                               129             131            347           275
                                                            --------        --------       --------      --------

Net income                                                  $    311        $    227       $    670      $    505
                                                            ========        ========       ========      ========

Basic Earnings Per Share                                    $   0.14        $   0.10       $   0.29      $   0.22
                                                            ========        ========       ========      ========

Diluted Earnings Per Share                                  $   0.14        $   0.10       $   0.29      $   0.22
                                                            ========        ========       ========      ========

                Annapolis National Bancorp, Inc. and Subsidiary

                    Consolidated Statements of Cash Flows
         for the Nine Month Periods Ended September 30, 2000 and 1999

                         (Unaudited and in thousands)

                                                                                        For the Nine Months Ended
                                                                                              September 30,
                                                                                         2000                1999
                                                                                       --------           ---------
Cash flows from operating activities
 Net income                                                                            $    670           $     505
Adjustments to reconcile net income to net cash
 provided by operating activities
  Deferred income taxes                                                                    (137)                  -
  Depreciation and amortization of furniture,
    equipment and leasehold improvements                                                    236                 196
  Amortization of premiums and accretions of discounts, net                                (137)               (357)
  Amortization of intangible assets acquired                                                 43                  65
  (Increase) in accrued interest receivable                                                (175)                 (5)
  Net loss on sale of loans, equipment and other real estate owned                            -                  30
  Provision for credit losses                                                                36                 432
  Other                                                                                     141                 120
                                                                                       --------           ---------
    Net cash provided by operating activities                                               677                 986

Cash flows from investing activities
  Net (increase) decrease in loans                                                         (604)              3,259
  Purchase of investment securities - available-for-sale                                (23,535)            (80,790)
  Proceeds from redemption of securities and principal repayments                        15,881              66,252
  Net decrease in federal funds sold                                                      3,537               5,493
  Proceeds from sale of equipment                                                             -                  39
  Purchase of furniture, equipment and leasehold improvements                            (1,345)               (272)
                                                                                       --------           ---------
    Net cash used in investing activities                                                (6,066)             (6,019)

Cash flows from financing activities
 Proceeds from employee stock options                                                         -                  50
 Stock repurchase                                                                          (270)                  -
 Net increase in deposits                                                                 1,638               3,847
 Net increase in securities sold under agreements to repurchase                           2,080               1,721
 Payment of dividends                                                                       (70)                (46)
                                                                                       --------           ---------
  Net cash provided by financing                                                          3,378               5,572
                                                                                       --------           ---------
 Net (decrease) increase in cash                                                         (2,011)                539
 Cash and due from banks, beginning of period                                             5,665               3,846
                                                                                       --------           ---------
 Cash and due from banks, end of period                                                $  3,654           $   4,385
                                                                                       ========           =========
Supplemental cash flow information
 Interest paid on deposits and repurchase agreements                                   $  2,734           $   2,598
 Income taxes paid                                                                     $    338           $     409

               Annapolis National Bancorp, Inc. and Subsidiary

          Consolidated Statements of Changes in Stockholder's Equity for the Nine Month Periods Ended September 30, 2000 and 1999

(Dollars in thousands)
                                                                                                          Accumulated
                                                                                            Retained         Other
                                                      Common Stock                          Earnings     Comprehensive
                                              ----------------------------------------
                                                 Shares        Par Value      Surplus       (Deficit)        Income       Total
                                              ------------   ------------    ---------     ----------   ---------------  --------
Balance, January 1, 2000                         2,323,506   $         23    $  13,192     $     (454)    $      (34)    $ 12,727
Net income                                             ---             --          ---            670            --           670
Unrealized loss on investment securities
 available for sale, net of tax                        ---                         ---            ---             25           25
Stock repurchase                                   (53,100)            --         (270)                                      (270)
Dividends paid                                         ---             --          ---            (70)           --           (70)
                                              ------------   ------------    ---------     ----------     ----------     --------
Balances, September 30, 2000 (unaudited)         2,270,406   $         23    $  12,922     $      146     $       (9)    $ 13,082
                                              ============   ============    =========     ==========     ==========     ========


                                                                                                          Accumulated
                                                                                            Retained         Other
                                                      Common Stock                          Earnings     Comprehensive
                                              ----------------------------------------
                                                 Shares        Par Value      Surplus       (Deficit)        Income       Total
                                              ------------   ------------    ---------     ----------   ---------------  --------
Balance, January 1, 1999                         2,313,506   $         23    $  13,143     $   (1,075)     $     ---     $ 12,091
Net income                                             ---             --          ---            505            ---          505
Unrealized loss on investment securities
 available for sale, net of tax                        ---             --          ---            ---            (24)         (24)
Stock options exercised                             10,000             --           50            ---                          50
Dividends paid                                         ---             --          ---            (46)            --          (46)
                                              ------------   ------------    ---------     ----------      ---------     --------
Balances, September 30, 1999 (unaudited)         2,323,506   $         23    $  13,193     $     (616)     $     (24)    $ 12,576
                                              ============   ============    =========     ==========      =========     ========

               Annapolis National Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis National Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications are of a normal and recurring nature, and those considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year ended December 31, 1999. Certain reclassifications have been made to amounts previously reported in order to comply with current classifications.

Note B - New Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, requires that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The Company plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flows subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of any derivative instruments in use at the time.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Total assets at September 30, 2000 were $130.7 million, an increase of $4.0 million or 3.2% from total assets at December 31, 1999 of $126.7 million. Federal funds sold and other overnight investments decreased $3.5 million or 30.9%, while investment securities-available for sale increased $7.8 million or 33.5%.

Net loans receivable at September 30, 2000 were $81.8 million, up $0.6 million from $81.2 million at December 31, 1999, an increase of 0.7%. The increase was due primarily to increases in real estate and construction loans offset by a decrease in commercial loans.

The allowance for credit losses increased $59,000 to $1,542,000 at September 30, 2000 from $1,483,000 at December 31, 1999. The increase in the allowance for loan losses includes a provision of $36,000 and net recoveries on loans previously charged off of $23,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management's assessment of the credit risk inherent in the loan portfolio. At September 30, 2000 and December 31, 1999 the allowance for credit losses to total loans was 1.85% and 1.79% respectively.

Deposits of $106.7 million at September 30, 2000 represent a $1.6 million or 1.6% increase from December 31, 1999 deposits of $105.1 million. The increase was due primarily to a $4.5 million or 7.6% increase in core deposits offset by a $2.9 million or 6.3% decrease in IRAs and certificates of deposit.

Stockholders' equity increased $0.3 million or 2.8% to $13.1 million at September 30, 2000 from $12.7 million at December 31, 1999, due to an increase in net retained earnings of $0.6 million, a reduction of $25,000 in the unrealized loss on investment securities available for sale, a component of accumulated other comprehensive income, a $270,000 decrease in capital surplus due to the Company's stock repurchase program, and $70,000 paid in cash dividends.

Since the inception of the stock repurchase program the Company has repurchased 53,100 shares at an average repurchase price of $5.09 per share.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999.

General. Net income for the nine months ended September 30, 2000 totaled $670,000 or $0.29 per basic and diluted share as compared to $505,000 or $0.22 per basic and diluted share for the nine months ended September 30, 1999. The increase in net income can be attributed mainly to a reduction in the provision for credit losses of $396,000, an increase in interest income of $346,000 and an increase in noninterest income of $49,000 offset by higher noninterest expenses of $579,000. For the nine months ended September 30, 1999 the Bank recorded a provision for credit losses of $432,000 that included a special provision of $330,000. A provision of $36,000 was recorded for the same period in 2000.

Interest Income. Interest income increased $0.5 million as a result of higher average levels of investment securities, up $7.8 million to $31.6 million for the nine months ended September 30, 2000. Offsetting the increase in interest income from investments was the decrease of $10.0 million in the average level of net loans receivable, down to $80.3 million at September 30, 2000 from $90.3 million at September 30, 1999. Offsetting the lower average loan balance was a higher overall yield on the loan portfolio increasing to 9.7% for the nine months ended September 30, 2000 from 9.2% for the same period in 1999.

Interest Expense. Interest expense increased by $172,000 or 6.6% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This increase was due primarily to a rise in the average level of certificates of deposit from $42.6 million to $43.1 million, a $0.5 million or 1.3% increase, and an increase in the yield on certificates from 5.10% to 5.35%.

Net Interest Income. Net interest income increased $346,000 or 7.5% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, due primarily to an increase in interest income on investment securities and federal funds sold, offset by a decrease in interest income on commercial and construction loans caused by a change in the mix of balances between loan products.

At September 30, 2000, the net interest margin increased to 5.51% from 5.26% at September 30, 1999. The increase in the net interest margin was the result of an overall increase in the yield on earnings assets to 8.55% from 8.20% for the same period in 1999. Offsetting this is a higher overall cost of deposits up to 3.58% for the nine months ended September 30, 2000 from 3.48% for the same period in 1999.

Provision for Credit Losses. The provision for credit losses for the nine months ended September 30, 2000 and 1999 totaled $36,000 and $432,000, respectively. The 1999 provision for credit losses included a special provision of $330,000 related to management's reassessment of the loan loss reserve methodology.

Noninterest Income. Noninterest income, which is comprised primarily of fees and charges on deposit accounts, increased by $49,000 or 7.9% to $675,000 at September 30, 2000 compared to $626,000 at September 30, 1999. The increase in non-interest income was due to improved deposit fee generation and an increase in fees generated by the Bank's new VISA debit card.

Noninterest Expense. Noninterest expense increased by $0.6 million or 14.4% for the nine months ended September 30, 2000 to $4.6 million from $4.0 million for the nine months ended September 30, 1999. The increase in noninterest expense was primarily due to increased compensation and benefits expenses of $482,000 due to filling positions that had been vacant at September 30, 1999, and higher marketing expenses of $67,000 offset by lower data processing expenses of $70,000.

Income Tax Expense. The Company recorded federal income tax expense for the nine-month period ended September 30, 2000 of $347,000. The Company's effective federal tax rate is approximately 34.2%.

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

Regulatory Matters

In September of 1999, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency ("OCC") whereby the Bank was required to improve the Bank's management and policies and procedures. This agreement has no way restricted or impedes the Bank's ability to conduct normal banking and business transactions. The Bank remains committed to complying with the provisions of this agreement.

The Bank has applied and received approval to change the Bank's charter from a national charter to a state charter. As a result, the primary regulator for the Bank will be the State of Maryland. This change is expected to be effective on or about November 1, 2000. This change will also require the Bank to remove the word "national" from its name.

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


     ANNAPOLIS NATIONAL BANCORP, INC.
               (Registrant)

     Date:   11/1/00                      /s/  Richard M. Lerner
          -------------                   -------------------------------
                                               Richard M. Lerner
                                               Chief Executive Officer

     Date:   11/1/00                      /s/  Margaret Theiss Faison
          -------------                   -------------------------------
                                               Margaret Theiss Faison
                                               Chief Financial Officer