Form 10KSB
period 2000-12-31
ANNAPOLIS NATIONAL BANCORP INC
filed 2001-03-28
CIK 1041429

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

                Annual report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 2000
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

Issuer's revenues for its fiscal year ended December 31, 2000 were $11,388,065.

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $6,028,751 and is based upon the last sales price as quoted on The NASDAQ Stock Market for March 23, 2001.

The Registrant had 2,237,906 shares of Common Stock outstanding as of March 23, 2001.

       Transitional Small Business Disclosure Format.  YES:   NO: X

                   DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2000, ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-KSB.

PORTIONS OF THE PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

                                     INDEX

PART I                                                                                                PAGE
     Item 1.         Description of Business.......................................................     2

     Item 2.         Properties....................................................................    2-3

     Item 3.         Legal Proceedings.............................................................     3

     Item 4.         Submission of Matters to a Vote of Security Holders...........................     3

Additional Items     Executive Officers of the Registrant..........................................    3-4

                     Recent Developments...........................................................     4

PART II

     Item 5.         Market for Common Equity and Related Stockholder Matters......................     4

     Item 6.         Management's Discussion and Analysis..........................................     4

     Item 7.         Financial Statements..........................................................     4

     Item 8.         Changes In and Disagreements With Accountants on Accounting and Financial
                     Disclosure....................................................................     4

PART III

     Item 9.         Directors, Officers, Promoters and Control Persons; Compliance with Section
                     16 of the Exchange Act........................................................     4

     Item 10.        Executive Compensation........................................................     5

     Item 11.        Security Ownership of Certain Beneficial Owners and  Management...............     5

     Item 12.        Certain Relationships and Related Transactions................................     5

     Item 13.        Exhibits and Reports on Form 8-K..............................................    5-6

SIGNATURES           ..............................................................................    6-7


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

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The information relating to the description of business of the Registrant is incorporated herein by reference on page 27 of the Registrant's Annual Report to Shareholders.


ITEM 2.  PROPERTIES

The executive offices of the Company and the Bank are located at 1000 Bestgate Drive, Suite 400, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 2000.

                                                                                                             NET BOOK VALUE OF
                                                                                                                PROPERTY OR
                                                                  ORIGINAL YEAR                                  LEASEHOLD
                                           LEASED/                 LEASED OR          YEAR OF LEASE           IMPROVEMENTS AT
                                            OWNED              LOCATION ACQUIRED       EXPIRATION            DECEMBER 31, 2000
        Administration                      Leased                    1995              2005 (2)                      $     --
        Bestgate                            Leased                    1997              2001 (3)                        12,126
        Edgewater                        Land Leased                  1996              2006 (1)                       371,419
        Cape St. Claire                     Leased                    1995              2003 (1)                        55,925
        Kent Island                         Leased                    1990              2001 (1)                         4,020
        Severna Park                        Leased                    1996              2006 (1)                        16,764

(1) These leases may be extended at the option of the Company for periods ranging from three to twenty years.
(2) Lease early buy-out option exercised in 1999 at a cost of $36,000. A lease extension has been granted by the landlord through March 31, 2001.
(3)  A lease extension has been granted by the landlord through February 28,
     2001


ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEMS.

Executive Officers of the Registrant

The information relating to directors and named executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001 at pages 4 through 7. In addition, information concerning Executive Officers who are not directors is set forth below:

                                               AGE AT                   POSITION WITH THE COMPANY AND BANK
NAME                                          12/31/00                  AND PAST FIVE YEARS EXPERIENCE
----                                          --------                  ------------------------------
Richard P. Brown                                 50                     Senior Vice President and Customer Development Group
                                                                        Manager. Mr. Brown joined the Company in 2000. Prior to
                                                                        joining the Company in 2000, Mr. Brown was a partner with
                                                                        Wallingford Capital Corporation. Mr. Brown was previously
                                                                        Vice President of National Bank of Canada - Asset Based
                                                                        Lending Division.

Rita D. Demma                                    53                     Secretary of the Company Ms. Demma has been an officer of
                                                                        the Bank since 2000. Ms. Demma held similar positions in the health care industry prior to joining the Company.

Margaret Theiss Faison                           42                     Chief Financial Officer and Treasurer of the Company and
                                                                        Senior Vice President, Chief Financial Officer and Treasurer
                                                                        of the Bank. Prior to joining the Company in 1999, Ms.
                                                                        Faison was Senior Vice President and Chie financial Officer of Sterling Bank & Trust Co. of Baltimore. Ms. Faison was
                                                                        previously Vice President and Chief inancial Officer with
                                                                        Mellon Bank (MD).

Robert E. Kendrick, III                          55                     Senior Vice President and Chief Credit Officer. Prior to
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

Recent Developments

Effective November 1, 2000 the Bank applied for and was accepted into the State of Maryland and the Federal Reserve Banking Systems thus terminating the Bank's national charter and regulatory association with the OCC. In conjunction with the state charter the Bank was required to remove the word national from its name. As a result on November 1, 2000 the Bank changed its name from Annapolis National Bank to BankAnnapolis. The Bank is currently under no regulatory agreement or action.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information relating to the market for Registrant's common equity and related stockholder matters appears in the Registrant's 2000 Annual Report to Stockholders on page 20, and is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The above-captioned information appears under Management's Discussion and Analysis of Results of Operations and Financial Condition in the Registrant's 2000 Annual Report to Stockholders on pages 8 through 20 and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of Annapolis National Bancorp, Inc. and its subsidiary, together with the report thereon by Stegman & Company for the year ended December 31, 2000 appears in the Registrant's 2000 Annual Report to Stockholders on pages 22 through 38 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9.  DIRECTORS, OFFICERS, PROMOTERS AND CONTROL  PERSONS; COMPLIANCE WITH
SECTION 16 OF THE EXCHANGE ACT

The information relating to directors, officers, promoters and control persons is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001.


ITEM 10.  EXECUTIVE COMPENSATION

The information relating to directors' and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

     (1)  Financial Statements

          Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2000 Annual Report to Stockholders:

                                                                                                                  PAGE
             Independent Auditors' Report..................................................................        31

             Consolidated Balance Sheets as of
             December 31, 2000, 1999 and 1998..............................................................        32

             Consolidated Statements of Income for the
             Years ended December 31, 2000, 1999 and 1998..................................................        33

             Consolidated Statements of Changes in Stockholders' Equity
             for the years ended December 31, 2000, 1999 and 1998..........................................        34

             Consolidated Statements of Cash Flows for the
             Years ended December 31, 2000, 1999 and 1998..................................................        35

             Notes to Consolidated Financial Statements....................................................      36-47

             The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

     (2)  Exhibits

          The following exhibits are filed as part of this report.

           3.1   Articles of Incorporation of Annapolis National Bancorp, Inc.*
           3.2   Bylaws of Annapolis National Bancorp, Inc.*
           3.3   Articles of Incorporation of BankAnnapolis
           3.4   Bylaws of BankAnnapolis
           4.0   Stock Certificate of Annapolis National Bancorp, Inc.*
          10.1   Employment Agreement between Annapolis National Bancorp,
                 Inc. and Mark H. Anders**
          10.2   Annapolis National Bancorp, Inc. Employee Stock Option Plan*
          11.0   Computation of earnings per share (filed herewith)
          13.0   Portions of 2000 Annual Report to Stockholders (filed herewith)
          21.0 Subsidiary information is incorporated herein by reference to Part I - "Subsidiaries"
          23.0   Consent of Independent Auditors
          23.1   Consent of Independent Auditors
          99.0   2000 Proxy Statement**

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

              None

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

                                       Date: March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

          NAME                                            Title                                   Date
          ----                                            -----                                   ----
/s/ Richard M. Lerner                    President, Chief Executive Officer and              March 23, 2001
--------------------------               Director (principal executive officer)
Richard M. Lerner

/s/ Margaret Theiss Faison               Senior Vice President, Treasurer and                March 23, 2001
--------------------------               Chief Financial Officer (principal
Margaret Theiss Faison                   accounting and financial officer)


/s/ Mark H. Anders                       Director                                            March 23, 2001
--------------------------
Mark H. Anders

/s/ F. Carter Heim                       Director                                            March 23, 2001
--------------------------
F. Carter Heim

/s/ Stanley J. Klos, Jr.                 Director                                            March 23, 2001
--------------------------
Stanley J. Klos, Jr.

/s/ Lawrence E. Lerner                   Director                                            March 23, 2001
--------------------------
Lawrence E. Lerner

/s/ Dimitri P. Mallios                   Director                                            March 23, 2001
--------------------------
Dimitri P. Mallios

/s/ Albert Phillips                      Chairman                                            March 23, 2001
--------------------------
Albert Phillips

/s/ Lawrence W. Schwartz                 Director                                            March 23, 2001
--------------------------
Lawrence W. Schwartz

/s/ Ermis Sfakiyanudis                   Director                                            March 23, 2001
--------------------------
Ermis Sfakiyanudis