Form 10QSB
period 2001-03-31
ANNAPOLIS NATIONAL BANCORP INC
filed 2001-05-08
CIK 1041429

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended  March 31, 2001   Commission File Number 0-22961
                                --------------                          -------


                        ANNAPOLIS NATIONAL BANCORP, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Maryland                                       52-1648903
      ----------                                      ----------
(State or other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


                  1000 Bestgate Road, Annapolis, Maryland 21401
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (410) 224-4455
                            ------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         (1)  YES     X        NO
                                 ----------      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At May 7, 2001, the Registrant had 2,240,556 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format

                              YES            NO     X
                                 ----------    ----------
================================================================================

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----

     Item 1 - Consolidated Financial Statements

     Balance Sheets as of March 31, 2001 and December 31, 2000           1

     Statements of Income for the Three Month Periods Ended
         March 31, 2001 and 2000                                         2

     Statements of Cash Flows for the Three Month Periods Ended
         March 31, 2001 and 2000                                         3

     Statement of Changes in Stockholders' Equity for the Three Month
         Periods Ended March 31, 2001 and 2000                           4

     Notes to Consolidated Financial Statements                          5

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        6-8


PART II - OTHER INFORMATION
---------------------------

     Item 1 - Legal Proceedings                                         9

     Item 2 - Changes in Securities                                     9

     Item 3 - Defaults Upon Senior Securities                           9

     Item 4 - Submission of Matters to a Vote of Security Holders       9

     Item 5 - Other Information                                         9

     Item 6 - Exhibits and Reports on Form 8-K, Form S-8                9, 11

SIGNATURES............................................................  10

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

                        PART I - FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                Annapolis National Bancorp, Inc. and Subsidiary
                          Consolidated Balance Sheets
                  as of March 31, 2001 and December 31, 2000
                                (In thousands)

                                                               (Unaudited)               (Audited)
                                                                 March 31,              December 31,
                                                                   2001                     2000
                                                               -----------              ------------
Assets
 Cash and due from banks                                          $  5,269                $  3,177
 Federal funds sold and other overnight investments                 16,169                   4,724
 Investment securities available for sale                           23,811                  33,926
 Federal Reserve Bank stock, at cost                                   358                     358
 Loans, less allowance for credit losses of $1,562 and $1,556       94,792                  87,411
 Premises and equipment                                              6,375                   5,302
 Accrued interest receivable                                           977                   1,152
 Deferred income taxes                                                 441                     461
 Other assets                                                          590                     529
                                                                  --------                --------
      Total assets                                                $148,782                $137,040
                                                                  ========                ========

Liabilities and Stockholders' Equity
 Deposits
    Noninterest-bearing                                           $ 20,586                $ 13,752
    Interest-bearing                                               107,084                 104,268
                                                                  --------                --------
      Total deposits                                               127,670                 118,020
 Securities sold under agreements to repurchase                      7,271                   5,369
 Accrued interest and other liabilities                                433                     289
                                                                  --------                --------
      Total liabilities                                            135,374                 123,678

 Stockholders' Equity
    Common stock - $0.01 par value                                      22                      23
    Capital surplus                                                 12,754                  12,881
    Retained earnings                                                  554                     425
    Accumulated other comprehensive income                              78                      33
                                                                  --------                --------
      Stockholders' equity                                          13,408                  13,362
      Total liabilities and stockholders' equity                  $148,782                $137,040
                                                                  ========                ========

                Annapolis National Bancorp, Inc. and Subsidiary

                       Consolidated Statements of Income
           for The Three Month Periods Ended March 31, 2001 and 2000
                                  (Unaudited)
                     (In thousands, except Per Share data)

                                                                    2001                           2000
                                                            --------------------           --------------------
Interest income:
     Loans                                                          $      2,191                   $      1,891
     Investment securities                                                   493                            377
     Federal funds sold and overnight investments                             91                            163
                                                                    ------------                   ------------
         Total interest income                                             2,775                          2,431

Interest expense:
     Interest-bearing deposits                                             1,081                            822
     Securities sold under agreements to repurchase                           46                             78
                                                                    ------------                   ------------
         Total interest expense                                            1,127                            900
                                                                    ------------                   ------------
         Net interest income                                               1,648                          1,531

     Provision for credit losses                                               -                             36
                                                                    ------------                   ------------
         Net interest income after provision for
           credit losses                                                   1,648                          1,495

Noninterest income:
     Service charges and fees                                                165                            143
     Mortgage banking fees                                                    57                             40
     Other fee income                                                         46                             40
                                                                    ------------                   ------------
         Total noninterest income                                            268                            223

Noninterest expense:
     Personnel                                                               923                            746
     Occupancy and equipment                                                 214                            236
     Other operating expenses                                                548                            486
     Amortization of core deposit premium                                      -                             22
                                                                    ------------                   ------------
         Total noninterest expense                                         1,685                          1,490

Income before income taxes                                                   231                            228
Income tax expense                                                            79                             86
                                                                    ------------                   ------------

Net income                                                                $  152                         $  142
                                                                    ============                   ============

Basic Earnings Per Share                                                   $0.07                          $0.06
                                                                    ============                   ============

Diluted Earnings Per Share                                                 $0.07                          $0.06
                                                                    ============                   ============

                Annapolis National Bancorp, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows
          for the Three Month Periods Ended March  31, 2001 and 2000

                         (Unaudited and in thousands)

                                                            2001                               2000
                                                          --------                           --------
Cash flows from operating activities:
  Net income                                              $    152                           $    142
Adjustments to reconcile net income to net cash
  provided by operating activities
    Deferred income taxes                                       21                                (10)
    Depreciation and amortization of furniture,
      Equipment and leasehold improvements                      73                                 77
    Amortization of premiums and accretions of
      discounts, net                                           (36)                               (68)
    Amortization of core deposit premium                        --                                 22
    Decrease in accrued interest receivable                    176                                  7
    Provision for credit losses                                 --                                 36
    Other, net                                                  41                                123
                                                          --------                           --------
      Net cash provided by operating activities                427                                329

Cash flows from investing activities:
    Net (increase) decrease in loans                        (7,359)                             1,362
    Investment in securities - available-for-sale           (6,965)                           (14,659)
    Proceeds from redemption of securities and
      principal repayments                                  17,180                              7,838
    Net increase in federal funds sold                     (11,446)                            (1,598)
    Purchase of furniture, equipment and
      leasehold improvements                                (1,146)                               (61)
                                                          --------                           --------
      Net cash used in investing activities                 (9,736)                            (7,118)

Cash flows from financing activities:
    Net increase in deposits                                 9,651                              2,512
    Net increase in securities sold under
      agreements to repurchase                               1,901                              2,954
    Stock repurchase                                          (128)                                --
    Payment of dividends                                       (23)                               (23)
                                                          --------                           --------
      Net cash provided by financing                        11,401                              5,443
                                                          --------                           --------
    Net  increase (decrease) in cash
      and due from banks                                     2,092                             (1,346)
    Cash and due from banks, beginning
      of period                                              3,177                              5,665
                                                          --------                           --------
    Cash and due from banks, end of period                $  5,269                           $  4,319
                                                          ========                           ========

Supplemental cash flow information:
    Interest paid on deposits and
      repurchase agreements                               $  1,119                           $    900
    Income taxes paid                                     $    120                           $    130


                Annapolis National Bancorp, Inc. and Subsidiary

          Consolidated Statements of Changes in Stockholders' Equity for the Three Month Periods Ended March 31, 2001 and 2000

                            (Dollars in thousands)

                                                                                       Accumulated
                                               Common Stock                               Other
                                      -------------------------------    Retained     Comprehensive             Comprehensive
                                       Shares     Par Value   Surplus    Earnings         Income       Total       Income
                                      ---------   ---------   -------   -----------   -------------   -------   -------------
Balance, Dcember 31, 2000             2,262,406        $ 23   $12,881         $ 425            $ 33   $13,362           $152
Net income                                  ---         ---       ---           152             ---       152
Dividends paid ($0.01 per share)                                                (23)                      (23)
Stock repurchase                        (24,500)         (1)     (127)                                   (128)
Unrealized gain on investment
  securities available for sale,
  net of tax                                ---         ---       ---           ---              45        45             45
                                      ---------   ---------   -------   -----------   -------------   -------   ------------
Balances, March 31, 2001 (unaudited)  2,237,906        $ 22   $12,754         $ 554            $ 78   $13,408           $197
                                      =========   =========   =======   ===========   =============   =======   ============


                                                                                       Accumulated
                                                Common Stock                              Other
                                      -------------------------------   Accumulated   Comprehensive
                                        Shares    Par Value   Surplus     Deficit       Income         Total        Total
                                      ---------   ---------   -------   -----------   -------------   -------   ------------
Balance, Dcember 31, 1999             2,323,506        $ 23   $13,192         $(454)           $(34)  $12,727           $142
Net income                                  ---         ---       ---           142             ---       142
Unrealized loss on investment
  securities available for sale,
  net of tax                                ---         ---       ---           ---             (16)      (16)           (16)
Dividends paid ($0.01 per share)            ---         ---       ---           (23)            ---       (23)
                                      ---------   ---------   -------   -----------   -------------   -------   ------------
Balances, March 31, 2000 (unaudited)  2,323,506        $ 23   $13,192         $(335)           $(50)  $12,830           $126
                                      =========   =========   =======   ===========   =============   =======   ============


                Annapolis National Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis National Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with Form 10-KSB which includes the consolidated financial statements and footnotes for the year-ended December 31, 2000.

Note B - Business

The Company was incorporated on May 26, 1988, under the laws of the State of Maryland to serve as a bank holding company. The Company, registered as a bank holding company, formed Annapolis National Bank (the "Bank"), a nationally chartered financial institution. Effective November 1, 2000 the Bank changed its charter from a national charter to a state charter and joined the State of Maryland and the Federal Reserve banking systems. Also effective November 1, 2000 the Bank changed its name from Annapolis National Bank to BankAnnapolis. The Company (as a bank holding company) and the Bank are subject to governmental supervision, regulation, and control.

Note C - New Accounting Pronouncement

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

The Company adopted the provisions of this statement, as amended for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The adoption of the statement had no impact on the Company's financial position, results of operations and cash flows.

Item 2 - Management Discussion and Analyses of Financial Condition and Results of Operation


Comparison of Financial Condition at March 31, 2001 and December 31, 2000

     Total assets at March 31, 2001 were $148.8 million, an increase of $11.8 million or 8.6% from total assets at December 31, 2000 of $137.0 million. Federal funds sold and other overnight investments increased $11.5 million or 244.7%, while investment securities-available for sale decreased $10.2 million or 29.7%.

     Net loans receivable at March 31, 2001 were $94.8 million, up from $87.4 million at December 31, 2000, an increase of $7.4 million or 8.5%. The increase was due to a $5.0 million increase in real estate and construction loans, a $1.5 million increase in commercial loans and a $0.9 million increase in consumer and installment loans.

     The allowance for credit losses increased $6,000 to $1,562,000 at March 31, 2001 from $1,556,000 at December 31, 2000. The increase in the allowance is attributed to recoveries on loans previously charged off of $6,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management's assessment of the credit risk inherent in the loan portfolio. At March 31, 2001 and December 31, 2000 the allowance for credit losses to total loans was 1.62% and 1.75% respectively.

     Deposits of $127.7 million at March 31, 2001 represent a $9.7 million or 8.2% increase from December 31, 2000 deposits of $118.0 million. The increase was due to a $3.4 million or 5.1% increase in core deposits which include DDAs, NOW accounts, savings and money markets, and a $6.3 million or 12.3% increase in IRAs and certificates of deposit.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and 2000.

     General. Net income for the three months ended March 31, 2001 totaled $152,000 or $0.07 per basic and diluted share as compared to $142,000 or $0.06 per basic and diluted share for the three months ended March 31, 2000. The increase in net income can be attributed mainly to an increase in interest income of $344,000 and noninterest income of $45,000 offset by an increase in the cost of deposits of $227,000 and noninterest expenses of $195,000. For the three months ended March 31, 2001 the Bank recorded no provision for credit losses compared to a provision of $36,000 recorded for the same period in 2000.


     Net Interest Income. Net interest income after provision for credit losses increased $153,000 or 10.2% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, due primarily to an increase in the volume of all loan types and an increase in interest income on federal funds sold and investment securities. Offsetting the increase was higher deposit costs due to increased volumes and increased rates, and higher noninterest expenses.

     At March 31, 2001, the net interest margin decreased to 5.17% from 5.26% at March 31, 2000. The decrease in the net interest margin was the result of lower yields on loans due to the decrease in prime rate offset by higher average loan volumes. The yield on earning assets increased to 8.70% at March 31, 2001 from 8.31% at March 31, 2000 while the cost of interest bearing liabilities increased to 4.15% at March 31, 2001 from 3.57% at March 31, 2000.

     Interest Income. Interest income increased $344,000 as a result of higher average levels of loans, up $12.8 million to $93.0 million during the three months ended March 31, 2001. Also contributing to the increase in interest income is an increase in the yield on the investment portfolio rising to 6.68% for the three months ended March 31, 2001 compared to 5.89% for the same period in 2000. Offsetting the increase in interest income from loans and investments was the effect of a decrease in the average level of overnight investments of $4.9 million.

     Interest Expense. Interest expense increased by $227,000 or 25.2% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase was due primarily to a rise in the average level of certificates of deposit to $54.9 million from $45.4 million, a $9.5 million or 20.9% increase. The cost of interest bearing liabilities was 4.15% for the three months ended March 31, 2001 compared to 3.57% for the same period in 2000.

     Provision for Credit Losses. The Bank recorded no provision for credit losses for the three months ended March 31, 2001 and $36,000 for the three months ended March 31, 2000.

     Noninterest Income. Noninterest income, which is comprised primarily of fees and charges on deposit accounts, increased by $45,000 or 20.2% to $268,000 at March 31, 2001 from $223,000 at March 31, 2000. The increase in non-interest income was due to increased fees on deposits, mortgage broker fees, and fees generated by the Bank's VISA debit card.

     Noninterest Expense. Noninterest expense increased by $195,000 or 13.1% for the three months ended March 31, 2001 to $1.7 million from $1.5 million for the three months ended March 31, 2000. The increase in noninterest expense was due to; higher compensation and benefits costs of $177,000 due to increased commission expense and business development salaries; additional marketing expenses of $62,000 incurred to promote the Bank's renewed community focus and new name; and costs associated with moving to the new headquarters location.

     Income Tax Expense. The Company recorded income tax expense for the three-month period ended March 31, 2001 of $79,000. This amount includes $79,000 of federal income taxes and zero state taxes. The Company's combined effective federal and state income tax rate is approximately 34.3%.

Financial Modernization Legislation

     On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 became law. The Modernization Act contains new financial privacy provisions that generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. The Modernization Act also allows, among other things, for bank holding companies meeting certain management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than were previously permissible, including insurance underwriting and merchant banking investment in commercial and financial companies. The Modernization Act further allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

     Because the Modernization Act permits banks, securities firms and insurers to combine and to offer a wide variety of financial products and services, many of these companies are larger and have more resources than the Company. Should these companies choose to compete directly with the Company in its target markets, the Company's results of operations could be adversely impacted.

Regulatory Matters

     Effective November 1, 2000 the Bank applied for and was accepted into the State of Maryland and the Federal Reserve Banking Systems thus terminating the Bank's national charter and regulatory association with the Office of the Comptroller of the Currency. In conjunction with the state charter the Bank was required to remove the word "national" from its name. As a result, on November 1, 2000 the Bank changed its name from Annapolis National Bank to BankAnnapolis. The Bank is currently under no regulatory agreement or action.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         BankAnnapolis has been named as the Respondent in a mechanic's lien action by one of the sub-subcontractors involved in the construction of the Bank's new headquarters building. BankAnnapolis is named in the suit as the owner of the property on which the building has been constructed. The Bank has paid the general contractor for the construction of the building. The Bank is cooperating with the subcontractor in the defense of the action. In the event that the sub-subcontractor is successful in having a mechanic's lien attached to the Bank's property, then the subcontractor has agreed to post a bond in such amount as may be required in order to release the lien.

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K and Form S-8

         (a)  Exhibits
              3.1      Certificate of Incorporation of Annapolis National
                        Bancorp, Inc.*
              3.2      Bylaws of Annapolis National Bancorp, Inc.*
              3.3      Articles of Incorporation of BankAnnapolis**
              3.4      Bylaws of BankAnnapolis**
              11       Statement re: Computation of Earnings Per Share

         (b)  Reports on Form 8-K
              None

         (c)  Reports on Form S-8
              None

         *Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on September 23, 1997.

         **Incorporated by reference to Form 10-KSB Annual Reort for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ANNAPOLIS NATIONAL BANCORP, INC.
               (Registrant)

     Date:   5/7/01                     /s/ Richard M. Lerner
                                        -----------------------------
                                            Richard M. Lerner
                                            Chief Executive Officer

     Date:   5/7/01                     /s/ Margaret Theiss Faison
                                        -----------------------------
                                            Margaret Theiss Faison
                                            Chief Financial Officer