Form 10QSB
period 2001-06-30
ANNAPOLIS NATIONAL BANCORP INC
filed 2001-08-07
CIK 1041429

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  Form 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 2001      Commission File Number 0-22961
                               -------------                            --------


                            ANNAPOLIS BANCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Maryland                                     52-1595772
-------------------------------             ------------------------------------
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

     At August 7, 2001, the Registrant had 2,240,556 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

                            YES             NO   X
                                -----          -----

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----


    Item 1 - Financial Statements

    Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000      1

    Consolidated Statements of Income for the Three and Six Month Periods
      Ended June 30, 2001 and 2000                                             2

    Consolidated Statements of Cash Flows for the Six Month Periods Ended
      June 30, 2001 and 2000                                                   3

    Consolidated Statement of Changes in Stockholder's Equity for the Six
      Month Periods Ended June 30, 2001 and 2000                               4

    Notes to Financial Statements                                              5

    Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     6-8


PART II - OTHER INFORMATION
---------------------------

    Item 1 - Legal Proceedings                                                 8

    Item 2 - Changes in Securities                                             8

    Item 3 - Defaults Upon Senior Securities                                   8

    Item 4 - Submission of Matters to a Vote of Security Holders               8

    Item 5 - Other Information                                                 9

    Item 6 - Exhibits and Reports on Form 8-K                                  9


SIGNATURES................................................................    10


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

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                     Annapolis Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    as of June 30, 2001 and December 31, 2000
                                 (In thousands)

                                                          (Unaudited)    (Audited)
                                                            June 30,    December 31,
                                                              2001         2000
                                                          -----------   ------------
Assets
     Cash and due from banks                                $  4,913       $  3,177
     Federal funds sold and other overnight investments       28,020          4,724
     Federal Reserve Bank stock, at cost                         358            358
     Investment securities available for sale                 19,238         33,926
     Loans, less allowance for credit losses of
         $1,567 and $1,556                                    96,349         87,411
     Premises and equipment, net                               6,882          5,302
     Accrued interest receivable                                 822          1,152
     Deferred income taxes                                       459            461
     Other assets                                                510            529
                                                            --------       --------

             Total assets                                   $157,551       $137,040
                                                            ========       ========

Liabilities and Stockholders' Equity
     Deposits
         Noninterest-bearing                                $ 24,465       $ 13,752
         Interest-bearing                                    111,996        104,268
                                                            --------       --------
             Total deposits                                  136,461        118,020
     Securities sold under agreements to repurchase            7,523          5,369
     Accrued interest and other liabilities                      177            289
                                                            --------       --------
             Total liabilities                               144,161        123,678

     Stockholders' Equity
         Common stock - $0.01 par value                           22             23
         Capital surplus                                      12,768         12,881
         Retained earnings                                       558            425
         Accumulated other comprehensive income                   42             33
                                                            --------       --------
             Total stockholders' equity                       13,390         13,362

             Total liabilities and stockholders' equity     $157,551       $137,040
                                                            ========       ========

                    Annapolis Bancorp, Inc. and Subsidiary

                       Consolidated Statements of Income
       for the Three and Six Month Periods Ended June 30, 2001 and 2000
                                  (Unaudited)
                     (In thousands, except Per Share data)

                                                      For the Three Months     For the Six Months
                                                         Ended June 30,          Ended June 30,
                                                        2001        2000        2001        2000
                                                      --------    --------    --------    --------
Interest income:
    Loans, including fees                              $2,221      $1,869      $4,412      $3,760
    Investment securities                                 301         560         794         937
    Federal funds sold and overnight investments          266         145         357         308
                                                       ------      ------      ------      ------
        Total interest income                           2,788       2,574       5,563       5,005

Interest expense:
    Interest-bearing deposits                           1,161         820       2,242       1,641
    Securities sold under agreements to repurchase         58          88         104         166
                                                       ------      ------      ------      ------
        Total interest expense                          1,219         908       2,346       1,807
                                                       ------      ------      ------      ------
        Net interest income                             1,569       1,666       3,217       3,198

    Provision for credit losses                            --          --          --          36
                                                       ------      ------      ------      ------
        Net interest income after provision for
          credit losses                                 1,569       1,666       3,217       3,162

Noninterest income
    Service charges and fees                              195         176         360         329
    Mortgage banking fees                                  87          15         144          55
    Other fee income                                       31          29          77          59
                                                       ------      ------      ------      ------
        Total noninterest income                          313         220         581         443

Noninterest expense
    Personnel                                           1,005         760       1,928       1,506
    Occupancy and equipment                               172         246         386         482
    Other operating expenses                              630         511       1,178         998
    Amortization of core deposit premium                   --          21          --          43
                                                       ------      ------      ------      ------
        Total noninterest expense                       1,807       1,538       3,492       3,029

Income before income taxes                                 75         348         306         576
Income tax expense                                         27         132         106         218
                                                       ------      ------      ------      ------

Net income                                             $   48      $  216      $  200      $  358
                                                       ======      ======      ======      ======
Basic Earnings Per Share                               $ 0.02      $ 0.09      $ 0.09      $ 0.15
                                                       ======      ======      ======      ======
Diluted Earnings Per Share                             $ 0.02      $ 0.09      $ 0.09      $ 0.15
                                                       ======      ======      ======      ======

                     Annapolis Bancorp, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows
             for the Six Month Periods Ended June 30, 2001 and 2000

                          (Unaudited and in thousands)

                                                                          For the Six Months Ended
                                                                                    June 30,
                                                                          ------------------------
                                                                             2001           2000
                                                                          ---------       --------
Cash flows from operating activities
     Net income                                                            $    200       $    358
Adjustments to reconcile net income to net cash
     provided by operating activities
         Deferred income taxes                                                    2           (161)
         Depreciation and amortization of furniture,
             equipment and leasehold improvements                               164            156
         Amortization of premiums and accretions of discounts, net              (26)          (105)
         Amortization of core deposit premium                                   --              43
         Directors' fees                                                         14             --
         Decrease (increase) in accrued interest receivable                     330           (276)
         Net loss on sale of loans, equipment and other real estate owned        26             --
         Provision for credit losses                                             --             36
         Other, net                                                            (125)            55
                                                                           --------       --------
             Net cash provided by operating activities                          585            106

Cash flows from investing activities
         Net (increase) decrease in loans                                    (8,908)         3,819
         Purchase of investment securities - available-for-sale             (13,820)       (23,510)
         Proceeds from redemption of investment securities and principal
         repayments                                                          28,544         11,382
             Net (increase) decrease in federal funds sold                  (23,296)         4,695
         Purchase of furniture, equipment and leasehold improvements         (1,769)          (707)
                                                                           --------       --------
             Net cash used in investing activities                          (19,249)        (4,321)

Cash flows from financing activities
     Net increase in deposits                                                18,441            554
     Net increase in securities sold under agreements to repurchase           2,154          2,635
     Stock repurchase                                                          (128)           (16)
     Payment of dividends                                                       (67)           (47)
                                                                           --------       --------
         Net cash provided by financing                                      20,400          3,126
                                                                           --------       --------
     Net increase (decrease) in cash                                          1,736         (1,089)
     Cash and due from banks, beginning of period                             3,177          5,665
                                                                           --------       --------
     Cash and due from banks, end of period                                $  4,913       $  4,576
                                                                           ========       ========

Supplemental cash flow information
     Interest paid on deposits and repurchase agreements                   $  2,344       $  1,803
     Income taxes paid                                                     $    240       $    265

Non-cash transactions:
     Issuance of restricted shares of common stock                         $     14       $     --

                    Annapolis Bancorp, Inc. and Subsidiary

          Consolidated Statements of Changes in Stockholder's Equity for the Six Month Periods Ended June 30, 2001 and 2000

(Dollars in thousands)

                                                                                            Accumulated
                                                     Common Stock                              Other
                                           -------------------------------     Retained    Comprehensive             Comprehensive
                                            Shares     Par Value   Surplus     Earnings       Income        Total       Income
                                           ---------   ---------   -------     --------    -------------   -------   -------------
Balance, January 1, 2001                   2,262,406      $23      $12,881       $425           $33        $13,362       $200
Net income                                        --       --           --        200            --            200         --
Dividends paid ($0.03) per share                  --       --           --        (67)           --            (67)        --
Stock Repurchase                             (24,500)      (1)        (127)        --            --           (128)        --
Issuance of restricted stock                   2,650       --           14         --            --             14         --
Unrealized gain on investment securities
  available for sale, net of tax                  --       --           --         --             9              9          9
                                           ---------      ---      -------      -----          ----        -------       ----
Balances, June 30, 2001 (unaudited)        2,240,556      $22      $12,768       $558           $42        $13,390       $209
                                           =========      ===      =======      =====          ====        =======       ====

                                                                             Accumulated    Accumulated
                                                     Common Stock             (Deficit)       Other
                                           -------------------------------     Retained    Comprehensive             Comprehensive
                                            Shares     Par Value   Surplus     Earnings    Income (Loss)    Total       Income
                                           ---------   ---------   -------   -----------   -------------   -------   -------------
Balance, January 1, 2000                   2,323,506      $23      $13,192      $(454)         $(34)       $12,727       $142
Net income                                        --       --           --        358            --            358
Stock repurchase                              (4,000)      --          (16)        --            --            (16)
Dividends paid ($0.02) per share                  --       --           --        (47)           --            (47)
Unrealized loss on investment securities
  available for sale, net of tax                  --       --           --         --           (17)           (17)       (17)
                                           ---------      ---      -------      -----          ----        -------       ----
Balances, June 30, 2000 (unaudited)        2,319,506      $23      $13,176      $(143)         $(51)       $13,005       $125
                                           =========      ===      =======      =====          ====        =======       ====

                     Annapolis Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consist, of a normal and recurring nature, and those considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with Form 10-KSB, which includes the consolidated financial statements and footnotes for the year-ended December 31, 2000.

Note B - Business

The Company was incorporated on May 26, 1988, under the laws of the State of Maryland to serve as a bank holding company. The Company, registered as a bank holding company, formed Annapolis National Bank (the "Bank"), a nationally chartered financial institution. Effective November 1, 2000 the Bank changed its charter from a national charter to a state charter and joined the State of Maryland and the Federal Reserve banking systems. Effective November 1, 2000 the Bank changed its name from Annapolis National Bank to BankAnnapolis and effective June 1, 2001 the Company changed its name from Annapolis National Bancorp, Inc. to Annapolis Bancorp, Inc.

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

The Company adopted the provisions of this statement, as amended for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The adoption of this statement on the Company's financial position, results of operations and cash flows.

Item 2 - Management Discussion and Analyses of Financial Condition and Results of Operation

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

         Total assets at June 30, 2001 were $157.6 million, an increase of $20.6 million or 15.0% from total assets at December 31, 2000 of $137.0 million. Federal funds sold and other overnight investments increased $23.3 million or 495.7%, while investment securities-available for sale decreased $14.7 million or 42.9%.

         Net loans receivable at June 30, 2001 were $96.4 million, up from $87.4 million at December 31, 2000, an increase of $9.0 million or 10.2%. The increase occurred in all loan categories with a $5.7 million increase in real estate and construction loans.

         The allowance for credit losses increased $11,000 to $1,567,000 at June 30, 2001 from $1,556,000 at December 31, 2000. The increase in the allowance is attributed to recoveries on loans previously charged off. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management's assessment of the credit risk inherent in the loan portfolio. At June 30, 2001 and December 31, 2000 the allowance for credit losses to total loans was 1.60% and 1.75% respectively.

         Deposits of $136.5 million at June 30, 2001 represent a $18.5 million or 15.7% increase from December 31, 2000 deposits of $118.0 million. The increase was due to a $9.0 million or 13.5% increase in core deposits and by a $9.5 million or 18.5% increase in IRAs and certificates of deposit.

Comparison of Operating Results for the Six months Ended June 30, 2001 and 2000.

         General. Net income for the six months ended June 30, 2001 totaled $200,000 or $0.09 per basic and diluted share as compared to $358,000 or $0.15 per basic and diluted share for the six months ended June 30, 2000. The decrease in net income can be attributed mainly to increased compensation and marketing expenses incurred to solidify the Bank's new image and to focus more heavily on small business relationships.

         Interest Income. Interest income increased $0.6 million as a result of a higher average level of loans, up $15.3 million to $95.5 million for the six months ended June 30, 2001. Offsetting the increase in loan volume was a decrease in rates for the three and six-month periods ended June 30, 2001 of 47 and 11 basis points respectively. Interest income from investments also declined as a result of Federal Reserve Board interest rate cuts.

         Interest Expense. Interest expense increased by $539,000 or 29.8% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 as a result of a higher overall levels of deposits. Certificates of deposit increased on average for the six-month period ended June 30, 2001 by $12.9 million with a 69 basis point increase in rate. The higher cost of deposits in certificates of deposit is due to a promotional product offered just prior to the Federal Reserve rate cuts. Also contributing to the higher interest expense was an increase in the cost of money market deposits due to the introduction of an indexed product. Also offsetting the increase in certificate of deposit interest expense is a decrease in interest expense on NOW and Savings accounts.

         Net Interest Income. Net interest income increased $55,000 or 1.7% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, due primarily to the effect of increased loan levels and related fee income.

         At June 30, 2001, the net interest margin decreased to 4.77% from 5.33% at June 30, 2000. The decrease in the net interest margin was the result of an increase in the overall cost of deposits up to 4.17% for the six months ended June 30, 2001 from 3.55% for the same period in 2000. Average loan volumes increased while average investment volumes for the same period decreased. The yield on earning assets decreased to 8.25% at June 30, 2001 from 8.34% at June 30, 2000.

          Provision for Credit Losses. The Bank recorded no provision for credit losses for the six months ended June 30, 2001 and $36,000 for the six months ended June 30, 2000.

         Noninterest Income. Noninterest income, which is comprised primarily of fees and charges on deposit accounts, increased by $138,000 or 31.2% to $558,000 at June 30, 2001 from $443,000 at June 30, 2000. The increase in non-interest income was primarily due to an increase in mortgage banking fees and service charges on demand deposit accounts.

         Noninterest Expense. Noninterest expense increased by $0.5 million or 15.3% for the six months ended June 30, 2001 to $3.5 million from $3.0 million for the six months ended June 30, 2000. The increase in noninterest expense was primarily due to increased compensation and benefits expense of $423,000 due to hiring several business development officers and additional branch staff to support the Bank's mission to be the best community bank in Annapolis. Marketing expense increased $98,000 to $206,000 from $108,000 in an effort to reinforce the Bank's new image. Data processing expense increased by $58,000 due to higher account volumes.

         Income Tax Expense. The Company recorded federal income tax expense for the six-month periods ended June 30, 2001 and 2000 of $106,000 and $218,000 respectively. The Company's effective federal tax rate was approximately 34.4% for the six month period ended June 30, 2001 and 37.9% for the same period in 2000.

Financial Modernization Legislation

         On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 became law. The Modernization Act contains new financial privacy provisions that generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. The Modernization Act also allows, among other things, for bank holding companies meeting certain management, capital and CRA standards to engage in a substantially broader range of non-banking activities than were previously permissible, including insurance underwriting and merchant banking investment in commercial and financial companies. The Modernization Act further allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

         The Modernization Act permits banks, securities firms and insurers to combine and to offer a wide variety of financial products and services, and many of these companies are larger and have more resources than the Company. Should these companies choose to compete directly with the Company in its target markets, the Company's results of operations could be adversely impacted.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

                  None.

Item 2 - Changes in Securities

                  None

Item 3 - Defaults Upon Senior Securities

                  None

Item 4 - Submission of Matters to a Vote of Security Holders

                                    The Company held its annual meeting on May
                  17, 2001, at 6:00 p.m., Eastern Daylight Savings Time, at the BankAnnapolis Headquarters Building, 1000 Bestgate Road, Suite 300, Annapolis, Maryland 21401. The Company received the following shares voted for the election of directors:

                         For               Percentage                Withheld


                  Mark H. Anders           1,928,375        97.9%         41,154
                  Stanley J. Klos, Jr.     1,928,375        97.9%         41,154
                  Richard M. Lerner        1,925,375        97.8%         44,154

                  The Company received the following shares voted for ratification of Stegman & Company as the independent auditor of the Company for the year ending December 31, 2001:

                      For                 Percentage       Against       Abstain
                  1,943,975                 98.7%           24,104         1,450

                  The Company received the following shares voted for ratification of the name change of the Company from Annapolis National Bancorp, Inc. to Annapolis Bancorp, Inc.:

                     For                  Percentage       Against       Abstain
                  1,926,224                 97.8%           38,305         5,000

Item 5 - Other Information

                  In lieu of a cash dividend for the second quarter, the Annapolis Bancorp board of directors approved a four-for-three stock split in the form of a stock dividend. The second quarter results do not reflect the stock dividend. Shareholders of record on August 3, 2001 will receive one additional share of Annapolis Bancorp, Inc. common stock for every three shares they own. The stock dividend is payable on August 24, 2001.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  3.1      Articles of Incorporation of Annapolis National
                           Bancorp, Inc. (Annapolis Bancorp, Inc.)
                  3.2      Bylaws of Annapolis Bancorp, Inc.
                  3.3      Articles of Incorporation of BankAnnapolis*
                  3.4      Bylaws of BankAnnapolis*
                  11       Statement re: Computation of Earnings Per Share

         (b)      Reports on Form 8-K
                  None

         *Incorporated by reference to Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  ANNAPOLIS NATIONAL BANCORP, INC.
             (Registrant)

  Date:     8/7/01                            /s/     Richard M. Lerner
         ------------                         ---------------------------------
                                                      Richard M. Lerner
                                                      Chief Executive Officer

  Date:     8/7/01                            /s/     Margaret Theiss Faison
         -------------                        ---------------------------------
                                                      Margaret Theiss Faison
                                                      Chief Financial Officer