Form 10QSB
period 2001-09-30
ANNAPOLIS NATIONAL BANCORP INC
filed 2001-11-08
CIK 1041429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001        Commission File Number 0-22961
                               ------------------                               -------

                             ANNAPOLIS BANCORP, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

           Maryland                                     52-1595772
          ----------                                    ----------

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

     At November 8, 2001, the Registrant had 2,987,408 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

                               YES               NO    X
                                   ---                ---

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                               PAGE
------------------------------                                                               ----
     Item 1 - Financial Statements
     Consolidated Balance Sheets as of September 30, 2001 and
         December 31, 2000                                                                     1
     Consolidated Statements of Income for the Three and Nine Month Periods
         Ended September 30, 2001 and 2000                                                     2
     Consolidated Statements of Cash Flows for the Nine Month Periods Ended
         September 30, 2001 and 2000                                                           3
     Consolidated Statement of Changes in Stockholders, Equity for the Nine Month
         Periods Ended September 30, 2001 and 2000                                             4
     Notes to Consolidated Financial Statements                                                5
     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                            6 - 8


PART II - OTHER INFORMATION
---------------------------

     Item 1 - Legal Proceedings                                                                9

     Item 2 - Changes in Securities                                                            9

     Item 3 - Defaults Upon Senior Securities                                                  9

     Item 4 - Submission of Matters to a Vote of Security Holders                              9

     Item 5 - Other Information                                                                9

     Item 6 - Exhibits and Reports on Form 8-K                                               9 - 11


SIGNATURES.................................................................................. 12


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

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                     Annapolis Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                 as of September 30, 2001 and December 31, 2000
                                 (In thousands)


                                                                            (Unaudited)           (Audited)
                                                                           September 30,         December 31,
                                                                               2001                  2000
                                                                        -----------------      ----------------
Assets
     Cash and due from banks                                             $          4,323       $         3,177
     Federal funds sold and other overnight investments                             9,178                 4,724
     Federal Reserve Bank stock, at cost                                              358                   358
     Investment securities available for sale                                      34,433                33,926
     Loans, less allowance for credit losses of  $1,570 and $1,556                105,480                87,411
     Premises and equipment, net                                                    7,317                 5,302
     Accrued interest receivable                                                      867                 1,152
     Deferred income taxes                                                            306                   461
     Other assets                                                                     495                   529
                                                                        -----------------     -----------------

             Total assets                                                $        162,757       $       137,040
                                                                        =================     =================

Liabilities and Stockholders' Equity
     Deposits
         Noninterest-bearing                                             $         23,365       $        13,752
         Interest-bearing                                                         116,372               104,268
                                                                        -----------------     -----------------
             Total deposits                                                       139,737               118,020
     Securities sold under agreements to repurchase                                 8,817                 5,369
     Accrued interest and other liabilities                                           394                   289
                                                                        -----------------     -----------------
             Total liabilities                                                    148,948               123,678

     Stockholders' Equity
         Common stock - $0.01 par value                                                30                    23
         Capital surplus                                                           12,760                12,881
         Retained earnings                                                            680                   425
         Accumulated other comprehensive income                                       339                    33
                                                                        -----------------     -----------------
             Total stockholders' equity                                            13,809                13,362

             Total liabilities and stockholders' equity                  $        162,757       $       137,040
                                                                        =================     =================

   The accompanying notes are an integral part of these financial statements

                     Annapolis Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
     for the Three and Nine Month Periods Ended September 30, 2001 and 2000
                                   (Unaudited)
                      (In thousands, except Per Share data)

                                                             For the Three Months            For the Nine Months
                                                              Ended September 30,             Ended September 30,
                                                           2001              2000            2001            2000
                                                      ---------------    -------------    ------------    -----------
Interest income:
     Loans, including fees                                 $   2,160        $   2,063          $6,572       $  5,823
     Investment securities                                       338              570           1,131          1,507
     Federal funds sold and overnight investments                213               85             571            393
                                                      ---------------    -------------    ------------    -----------
         Total interest income                                 2,711            2,718           8,274          7,723

Interest expense:
     Interest-bearing deposits                                 1,144              839           3,386          2,480
     Securities sold under agreements to repurchase               70               95             174            261
                                                      ---------------    -------------    ------------    -----------
                                                               1,214              934           3,560          2,741
                                                      ---------------    -------------    ------------    -----------
         Net interest income                                   1,497            1,784           4,714          4,982

     Provision for credit losses                                   -                -               -             36
                                                      ---------------    -------------    ------------    -----------
         Net interest income after provision for
           credit losses                                       1,497            1,784           4,714          4,946

Noninterest income
     Service charges and fees                                    202              186             575            517
     Mortgage banking fees                                       103               16             247             71
     Other fee income                                             67               30             131             88
                                                      ---------------    -------------    ------------    -----------
         Total noninterest income                                372              232             953            676

Noninterest expense
     Personnel                                                   925              800           2,853          2,306
     Occupancy and equipment                                     222              242             607            724
     Other operating expenses                                    537              534           1,716          1,532
     Amortization of core deposit premium                          -                -               -             43
                                                      ---------------    -------------    ------------    -----------
         Total noninterest expense                             1,684            1,576           5,176          4,605

Income before income taxes                                       185              440             491          1,017
Income tax expense                                                64              129             169            347
                                                      ---------------    -------------    ------------    -----------

Net income                                                 $     121         $    311         $   322        $   670
                                                      ===============    =============    ============    ===========

Basic Earnings Per Share                                   $    0.05        $    0.14         $  0.14        $  0.29
                                                      ===============    =============    ============    ===========

Diluted Earnings Per Share                                 $    0.05        $    0.14         $  0.14        $  0.29
                                                      ===============    =============    ============    ===========

   The accompanying notes are an integral part of these financial statements

                     Annapolis Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
          for the Nine Month Periods Ended September 30, 2001 and 2000

                          (Unaudited and in thousands)

                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                               --------------------------------
                                                                                   2001              2000
                                                                               --------------    --------------
Cash flows from operating activities
     Net income                                                                    $     322         $     670
Adjustments to reconcile net income to net cash
     provided by operating activities
         Deferred income taxes                                                          (155)             (137)
         Depreciation and amortization of furniture,
             equipment and leasehold improvements                                        283               236
         Amortization of premiums and accretions of discounts, net                       (26)             (137)
         Amortization of core deposit premium                                              -                43
         Directors' fees                                                                  14                 -
         Decrease (increase) in accrued interest receivable                              285              (175)
         Net loss on sale of loans, equipment and other real estate owned                 24                 -
         Provision for credit losses                                                       -                36
         Other, net                                                                      239               141
                                                                               --------------    --------------
             Net cash provided by operating activities                                   986               677

Cash flows from investing activities
         Net (increase) in loans                                                     (18,016)             (604)
         Purchase of investment securities - available-for-sale                      (39,024)          (23,535)
         Proceeds from redemption of investment securities and principal
         repayments                                                                   39,005            15,881
         Net (increase) decrease in federal funds sold                                (4,454)            3,537
         Purchase of furniture, equipment and leasehold improvements                  (2,322)           (1,345)
                                                                               --------------    --------------
             Net cash used in investing activities                                   (24,811)           (6,066)

Cash flows from financing activities
     Net increase in deposits                                                         21,717             1,638
     Net increase in securities sold under agreements to repurchase                    3,448             2,080
     Stock repurchase                                                                   (127)             (270)
     Payment of dividends                                                                (67)              (70)
                                                                               --------------    --------------
         Net cash provided by financing                                               24,971             3,378
                                                                               --------------    --------------
     Net increase in cash                                                              1,146            (2,011)
     Cash and due from banks, beginning of period                                      3,177             5,665
                                                                               --------------    --------------
     Cash and due from banks, end of period                                        $   4,323         $   3,654
                                                                               ==============    ==============

Supplemental cash flow information
     Interest paid on deposits and repurchase agreements                           $   2,344         $   2,734
     Income taxes paid                                                             $     240         $     338

Non-cash transactions:
     Issuance of restricted shares of common stock                                 $      14         $       -

   The accompanying notes are an integral part of these financial statements

                     Annapolis Bancorp, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
          for the Nine Month Periods Ended September 30, 2001 and 2000

(Dollars in thousands)
                                                                                        Accumulated
                                                                                           Other
                                         Common Stock                     Retained     Comprehensive               Comprehensive
                                  -------------------------------------
                                     Shares     Par Value    Surplus      Earnings         Income        Total         Income
                                  ------------- ----------- ----------- ------------- --------------- -----------  --------------
Balance, January 1, 2001             2,262,406      $   23    $ 12,881        $  425       $      33    $ 13,362
Net income                                  --          --          --           322              --         322           $ 322
Dividends paid ($0.03) per share            --          --          --           (67)             --         (67)             --
Stock repurchase                       (24,500)         (1)       (127)           --              --        (128)             --
Dividend in form of stock split        746,852           8          (8)           --              --          --              --
Issuance of restricted stock             2,650          --          14            --              --          14              --
Unrealized gain on investment
 securities available for sale,
 net of tax                                 --          --          --            --             306         306             306
                                  ------------- ----------- ----------- ------------- --------------- -----------  --------------
Balances, September 30, 2001
(unaudited)                          2,987,408      $   30    $ 12,760        $  680       $     339    $ 13,809           $ 628
                                  ============= =========== =========== ============= =============== ===========  ==============

                                                                         Accumulated   Accumulated
                                                                         (Deficit)        Other
                                        Common Stock                      Retained    Comprehensive                Comprehensive
                                  -------------------------------------
                                     Shares     Par Value    Surplus      Earnings    Income (Loss)     Total         Income
                                  ------------- ----------- ----------- ------------- --------------- -----------  --------------
Balance, January 1, 2000             2,323,506      $   23     $13,192        $ (454)      $     (34)    $12,727
Net income                                 ---         ---         ---           670             ---         670           $670
Stock repurchase                       (53,100)        ---        (270)          ---             ---        (270)           ---
Dividends paid ($0.02) per share           ---         ---         ---           (70)            ---         (70)           ---
Unrealized loss on investment
 securities available for sale,
 net of tax                                ---                     ---           ---              25          25             25
                                  ------------- ----------- ----------- ------------- --------------- -----------  ------------
Balances, September 30, 2000
(unaudited)                          2,270,406      $   23     $12,922        $  146       $      (9)    $13,082           $695
                                  ============= =========== =========== ============= =============== ===========  ============

   The accompanying notes are an integral part of these financial statements

                     Annapolis Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with Form 10-KSB, which includes the consolidated financial statements and footnotes for the year-ended December 31, 2000.

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

The Company adopted the provisions of this statement, as amended for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The adoption of this statement had no effect on the Company's financial position, results of operations and cash flows.

Item 2 - Management's Discussion and Analyses of Financial Condition and Results
           of Operation

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

         Total assets at September 30, 2001 were $162.8 million, an increase of $25.8 million or 18.8% from total assets at December 31, 2000 of $137.0 million. Federal funds sold and other overnight investments increased $4.5 million or 95.7%, while investment securities- available for sale decreased $0.5 million or 1.5%.

         Net loans receivable at September 30, 2001 were $105.5 million, up from $87.4 million at December 31, 2000, an increase of $18.1 million or 20.7%. Increases occurred in all loan categories with a $10.3 million increase in real estate and construction loans.

         The allowance for credit losses increased $14,000 to $1,570,000 at September 30, 2001 from $1,556,000 at December 31, 2000. The increase in the allowance is attributed to recoveries on loans previously charged off. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management's assessment of the credit risk inherent in the loan portfolio. At September 30, 2001 and December 31, 2000 the allowance for credit losses to total loans was 1.47% and 1.75% respectively.

         Deposits of $139.7 million at September 30, 2001 represent a $21.8 million or 18.5% increase from December 31, 2000 deposits of $118.0 million. The increase was due to a $9.8 million or 14.7% increase in core deposits and by a $12.0 million or 23.4% increase in IRAs and certificates of deposit.

Comparison of Operating Results for the Nine months Ended September 30, 2001 and 2000.

         General. Net income for the nine months ended September 30, 2001 totaled $322,000 or $0.14 per basic and diluted share as compared to $670,000 or $0.29 per basic and diluted share for the nine months ended September 30, 2000. The decrease in net income can be attributed mainly to a decrease of $268,000 in net interest margin due to the Federal Reserve Board interest rate cuts, and increased compensation and marketing expenses incurred to solidify the Bank's new image and to focus more heavily on small business relationships.

         Interest Income. Interest income increased $351,000 as a result of a higher average level of loans, up $15.7 million to $97.2 million for the nine months ended September 30, 2001.

Offsetting the increase in loan volume was a decrease in interest rates for the three and nine-month periods ended September 30, 2001 of 121 and 68 basis points respectively. Interest income from investments also declined as a result of Federal Reserve Board interest rate cuts.

         Interest Expense. Interest expense increased by $819,000 or 29.9% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 as a result of a higher overall levels of deposits. Certificates of deposit increased on average for the nine-month period ended September 30, 2001 by $14.4 million with a 66 basis point increase in rate. The higher cost of funding associated with certificates of deposit is due to the Bank's offering of a promotional product just prior to the Federal Reserve rate cuts. Also contributing to the higher interest expense was an increase in the cost of money market deposits due to the introduction of an indexed product. Offsetting the increase in certificate of deposit interest expense is a decrease in interest expense on NOW and Savings accounts.

         Net Interest Income. Net interest income decreased $268,000 or 5.4% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, due primarily to the effect of an increased cost of funds offset by the effect of higher loan levels and related fee income.

         At September 30, 2001, the net interest margin decreased to 4.50% from 5.51% at September 30, 2000. The decrease in the net interest margin was the result of a lower yield on earning assets dropping to 7.90% for the nine months ended September 20, 2001 from 8.55% for the same period in 2000. Contributing to the decrease in margin is an increase in the overall cost of deposits up to 4.09% for the nine months ended September 30, 2001 from 3.58% for the same period in 2000. Average loan volumes increased to $97.2 million for the nine months ended September 30, 2001 from $80.3 million for the same period ended September 30, 2000.

          Provision for Credit Losses. The Bank recorded no provision for credit losses for the nine months ended September 30, 2001 and $36,000 for the nine months ended September 30, 2000.

         Noninterest Income. Noninterest income, which is comprised primarily of fees and charges on deposit accounts and mortgage broker fees, increased by $278,000 or 41.2% to $953,000 at September 30, 2001 from $675,000 at September
30, 2000. The increase in non-interest income was primarily due to an increase in mortgage banking fees and service charges on demand deposit accounts and rental income for space in the Bank's new headquarters building.

         Noninterest Expense. Noninterest expense increased by $571,000 or 12.4% for the nine months ended September 30, 2001 to $5.2 million from $4.6 million for the nine months ended September 30, 2000. The increase in noninterest expense was primarily due to increased compensation and benefits expense of $547,000 due to hiring several business development officers and additional branch staff. Marketing expense increased $53,000 to $278,000 from $225,000 in conjunction with the Bank's new marketing plan. Data processing expense increased by $67,000 due to higher account volumes.

         Income Tax Expense. The Company recorded federal income tax expense for the nine-month periods ended September 30, 2001 and 2000 of $169,000 and $347,000 respectively. The Company's effective federal tax rate was approximately 34.4% for the nine month period ended September 30, 2001 and 34.1% for the same period in 2000.

Financial Modernization Legislation

         The Gramm-Leach-Bliley Financial Modernization Act of 1999 contains financial privacy provisions that generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. The Modernization Act also allows, among other things, for bank holding companies meeting certain management, capital and CRA standards to engage in a substantially broader range of non-banking activities including insurance underwriting and merchant banking investment in commercial and financial companies. The Modernization Act further allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

         Because the Modernization Act permits banks, securities firms and insurers to combine and to offer a wide variety of financial products and services, many of these companies are larger and have more resources than the Company. Should these companies choose to compete directly with the Company in its target markets, the Company's results of operations could be adversely impacted.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

               BankAnnapolis has been named as the Respondent in a mechanic's lien action by one of the sub-subcontractors involved in the construction of the Bank's new headquarters building. BankAnnapolis is named in the suit as the owner of the property on which the building has been constructed. The Bank has paid the general contractor for the construction of the building. The Bank is cooperating with the subcontractor in the defense of the action. The court has allowed an interlocutory mechanic's lien to be placed on the property until a final determination can be made on the merits of the plaintiff's case. The subcontractor has agreed to post a bond to release the lien against the Bank.

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

         (b)   Reports on Form 8-K

               On July 20, 2001 the Company filed Form 8-K announcing a four for three stock split in the form of a stock dividend payable on August 24, 2001.

         (c)   Reports on Form S-8

               None

         *Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on September 23, 1997.

         **Incorporated by reference to Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ANNAPOLIS BANCORP, INC.
               (Registrant)

     Date:  11/08/01                       /s/  Richard M. Lerner
           ------------                    --------------------------------
                                                Richard M. Lerner
                                                Chief Executive Officer


     Date:  11/08/01                       /s/  Margaret Theiss Faison
          -------------                    --------------------------------
                                                Margaret Theiss Faison
                                                Chief Financial Officer