Form 10KSB40
period 2001-12-31
ANNAPOLIS NATIONAL BANCORP INC
filed 2002-03-22
CIK 1041429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 Annual report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2001
                          Commission File No.: 0-22961

                             ANNAPOLIS BANCORP, INC.
                 (Name of small business issuer in its charter)

            MARYLAND                                 52-1595772
            (State or other jurisdiction of          (I.R.S. Employer I.D. No.)
            incorporation or organization)

       1000 Bestgate Road, Suite 400                 21401
       ANNAPOLIS, MARYLAND                                   (Zip Code)
       (Address of principal executive offices)

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

                    ----------------------------------------

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

Issuer's revenues for its fiscal year ended December 31, 2001 were $12,086,353.

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $10,013,575 and is based upon the last sales price as quoted on The NASDAQ Stock Market for March 22, 2002.

The Registrant had 2,996,629 shares of Common Stock outstanding as of March 22, 2002.

     Transitional Small Business Disclosure Format.       YES: ( )     NO:  (X)

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2001, ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-KSB.

PORTIONS OF THE PROXY STATEMENT FOR THE 2002 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

                                      INDEX

PART I
                                                                                            PAGE
          Item 1.  Description of Business ...............................................   3

          Item 2.  Properties ............................................................   3

          Item 3.  Legal Proceedings .....................................................   3

          Item 4.  Submission of Matters to a Vote of Security Holders ...................   3

Additional Items.  Executive Officers of the Registrant .................................. 3-4

PART II

          Item 5.  Market for Common Equity and
                   Related Stockholder Matters ...........................................   4

          Item 6.  Management's Discussion and Analysis ..................................   4

          Item 7.  Financial Statements ..................................................   4

          Item 8.  Changes In and Disagreements With Accountants on
                   Accounting and Financial Disclosure ...................................   4

PART III

          Item 9.  Directors, Officers, Promoters and Control Persons;
                   Compliance with Section 16 of the Exchange Act ........................   4

          Item 10  Executive Compensation ................................................   4

          Item 11  Security Ownership of Certain Beneficial Owners
                   and Management ........................................................   4

          Item 12  Certain Relationships and Related Transactions ........................   4

          Item 13. Exhibits and Reports on Form 8-K ......................................   5

SIGNATURES         .......................................................................   6

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The information relating to the description of business of the Registrant is incorporated herein by reference on page 28 as part of the Registrant's Annual Report to Shareholders.

ITEM 2.  PROPERTIES

The executive offices of the Company and the Bank are located at 1000 Bestgate Drive, Suite 400, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 2001.

                                                                                              NET BOOK VALUE OF
                                                                                            PROPERTY OR LEASEHOLD
                                                  ORIGINAL YEAR                                IMPROVEMENTS AT
                                 LEASED/        LEASED OR LOCATION    YEAR OF LEASE           DECEMBER 31, 2001
                                  OWNED              ACQUIRED             EXPIRATION             ($000)
          Headquarters            Owned                2001                  N/A                            $5,008
          Bestgate                Owned                2001                  N/A                             1,002
          Edgewater            Land Leased             1996                2006 (1)                            363
          Cape St. Claire         Leased               1995                2003 (1)                             51
          Kent Island             Leased               1990                2002 (1)                             --
          Severna Park            Leased               1996                2006 (1)                             24

(1) These leases may be extended at the option of the Company for periods ranging from one to twenty years.

Commencing July 1, 2001, the Bank entered into a three year lease for the second floor space of the Bank's headquarters building with Heim and Associates, P.A., an accounting firm whose President is a Company and Bank Director. The lease rate of $165 thousand per annum is based on current market rates as determined by an independent commercial real estate services firm not affiliated with the Company or Bank. The lease has an initial term of 3 years expiring June 30, 2004 with 2 renewal options of 2 years each and one final option of 1 year.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEMS.

Executive Officers of the Registrant

The information relating to directors and named executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002 at pages 4 through 7. In addition, information concerning Executive Officers who are not directors is set forth below:

                                AGE AT         POSITION WITH THE COMPANY AND BANK AND
         NAME                   12/31/01       PAST FIVE YEARS EXPERIENCE
         ----                   --------       --------------------------
   Richard P. Brown               51       Senior Vice President and Customer Development Group Manager.  Mr. Brown
                                           joined the Bank in 2000.  Prior to joining the Bank in 2000, Mr. Brown was a partner with Wallingford Capital Corporation.  Mr. Brown was previously a Vice
                                           President with National Bank of Canada's Asset Based Lending Division.
   Rita D. Demma                  54       Secretary of the Company.  Ms. Demma has been an officer of the Bank since
                                           2000.  Ms. Demma held similar positions in the health care industry prior to joining the Company.

                                AGE AT         POSITION WITH THE COMPANY AND BANK AND
         NAME                   12/31/01       PAST FIVE YEARS EXPERIENCE
         ----                   --------       --------------------------

  Margaret Theiss Faison           43     Chief Financial Officer and Treasurer of the Company and Senior Vice
                                          President, Chief Financial Officer and Treasurer of the Bank.  Prior to
                                          joining the Company in 1999, Ms. Faison was Senior Vice President and Chief
                                          Financial Officer of Sterling  Bank & Trust Co. of Baltimore.  Ms. Faison was
                                          previously Vice President and Chief Financial Officer with Mellon Bank (MD).
  Robert E. Kendrick, III          56     Senior Vice President and Chief Credit Officer.  Prior to joining the Company in 1999, Mr.  Kendrick held similar positions with Citizens National Bank of
                                          Laurel, Bank of Maryland, Sterling Bank & Trust Co. of Baltimore and
                                          NationsBank.
  Loretta J. Mueller               38     Senior Vice President, Director of Customer Service and Marketing.  Ms. Mueller
                                          joined the Bank in 1990 and has held various positions within the Bank since that time.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information relating to the market for Registrant's common equity and related stockholder matters appears on page 22, part of the Registrant's 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The above-captioned information appears under Management's Discussion and Analysis of Results of Operations and Financial Condition in the Registrant's 2001 Annual Report to Stockholders on pages 7 through 22 and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of Annapolis Bancorp, Inc. and its subsidiary, together with the report thereon by Stegman & Company for the year ended December 31, 2001 appears in the Registrant's 2001 Annual Report to Stockholders on pages 23 through 39 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9.  DIRECTORS, OFFICERS, PROMOTERS AND CONTROL  PERSONS; COMPLIANCE WITH
SECTION 16 OF THE EXCHANGE ACT

The information relating to directors, officers, promoters and control persons is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002.

ITEM 10. EXECUTIVE COMPENSATION

The information relating to directors' and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
     (a)   The following documents are filed as a part of this report:
     (1)   Financial Statements

        Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2001 Annual Report to
        Stockholders:

                                                                                   PAGE
            Independent Auditors' Report ..................................          23

            Consolidated Balance Sheets as of
            December 31, 2001, 2000 and 1999 ..............................          24

            Consolidated Statements of Income for the
            Years ended December 31, 2001, 2000 and 1999 ..................          25

            Consolidated Statements of Changes in Stockholders' Equity
            for the years ended December 31, 2001, 2000 and 1999 ..........          26

            Consolidated Statements of Cash Flows for the
            Years ended December 31, 2001, 2000 and 1999 ..................          27

            Notes to Consolidated Financial Statements ....................     28 - 39

            The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein

     (2)  Exhibits
           The following exhibits are filed as part of this report.
                   3.1  Articles of Incorporation of Annapolis Bancorp, Inc.*
                   3.2  Bylaws of Annapolis Bancorp, Inc.*
                   3.3  Articles of Incorporation of BankAnnapolis***
                   3.4  Bylaws of BankAnnapolis***
                   4.0  Stock Certificate of Annapolis Bancorp, Inc.*
                  10.1 Employment Agreement between BankAnnapolis and Mark H. Anders** Option Plan*
                  10.2  Annapolis National Bancorp, Inc. Employee Stock
                  11.0  Computation of earnings per share (filed herewith)
                  13.0 Portions of 2001 Annual Report to Stockholders(filed herewith)
                  21.0 Subsidiary information is incorporated herein by reference to Part I - "Subsidiaries"
                  23.0  Consent of Independent Auditors
                  23.1  Consent of Independent Auditors
                  99.0  2002 Proxy Statement**
                     * Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on June 23, 1997 and any Amendments thereto, Registration No. 333-29841.
                    ** Incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Commission Within 120 days of the end of the Company's fiscal year.
                   *** Incorporated herein by reference to the Exhibits to Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.

     (b) Reports on Form 8-K:

                 None

CONFORMED SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANNAPOLIS BANCORP, INC.

                                               By:        /s/ Richard M. Lerner
                                                          ---------------------

                                                          Richard M. Lerner
                                                          Chairman

                                               Date:      March 21, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

            NAME                                   Title                                             Date
            ----                                   -----                                             ----
/s/ Richard M. Lerner                     President, Chief Executive Officer and                 March 21, 2002
---------------------
Richard M. Lerner                         Director (principal executive officer)

/s/ Margaret Theiss Faison                Treasurer and Chief Financial Officer                  March 21, 2002
--------------------------
Margaret Theiss Faison                    (principal accounting and financial officer)

/s/ Mark H. Anders                        Vice President, Director                               March 21, 2002
------------------
Mark H. Anders

/s/ F. Carter Heim                        Director                                               March 21, 2002
------------------
F. Carter Heim

/s/ Stanley J. Klos, Jr.                  Director                                               March 21, 2002
------------------------
Stanley J. Klos, Jr.

/s/ Lawrence E. Lerner                    Director                                               March 21, 2002
----------------------
Lawrence E. Lerner

/s/ Lawrence W. Schwartz                  Director                                               March 21, 2002
------------------------
Lawrence W. Schwartz

/s/ Maria C. Scott                        Director                                               March 21, 2002
------------------
Maria C. Scott

/s/ Ermis Sfakiyanudis                    Director                                               March 21, 2002
----------------------
Ermis Sfakiyanudis