Form 10QSB
period 2002-03-31
ANNAPOLIS NATIONAL BANCORP INC
filed 2002-05-07
CIK 1041429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended  March 31, 2002       Commission File Number     0-22961
                               ---------------                                  -------


                             ANNAPOLIS BANCORP, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

           Maryland                                      52-1595772
           --------                                      ----------
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

                (1)     YES     X                  NO
                            ----------                --------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At May 7, 2002, the Registrant had 3,008,195 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

                        YES                       NO      X
                            ----------                --------

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                                          PAGE
------------------------------                                                          ----

         Item 1 - Consolidated Financial Statements

         Balance Sheets as of March 31, 2002 and December 31, 2001                        1
         Statements of Income for the Three Month Periods Ended
             March 31, 2002 and 2001                                                      2
         Statements of Cash Flows for the Three Month Periods Ended
             March 31, 2002 and 2001                                                      3
         Statement of Changes in Stockholders' Equity for the Three Month
             Periods Ended March 31, 2002 and 2001                                        4
         Notes to Consolidated Financial Statements                                       5
         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     6-8


PART II - OTHER INFORMATION
---------------------------

         Item 1 - Legal Proceedings                                                       9

         Item 2 - Changes in Securities                                                   9

         Item 3 - Defaults Upon Senior Securities                                         9

         Item 4 - Submission of Matters to a Vote of Security Holders                     9

         Item 5 - Other Information                                                       9

         Item 6 - Exhibits and Reports on Form 8-K                                        9, 11


SIGNATURES...........................................................................     10


This Report contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, including but not limited to: changes in interest rates, deposit flows, cost of funds and demand for financial services; general economic conditions; legislative and regulatory changes; changes in tax policies, rates and regulations of federal, state and local tax authorities; and changes in accounting principles, policies and guidelines. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in the Company's filings with the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                     Annapolis Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                   as of March 31, 2002 and December 31, 2001
                                 (In thousands)

                                                                           (Unaudited)            (Audited)
                                                                             March 31,           December 31,
                                                                               2002                  2001
                                                                       ------------------    ------------------


Assets
     Cash and due from banks                                                 $     5,124           $     3,632
     Federal funds sold and other overnight investments                           12,746                13,710
     Investment securities available for sale                                     25,111                28,637
     Federal Reserve Bank stock, at cost                                             358                   358
     Loans, less allowance for credit losses of $1,550 and
         $1,576                                                                  123,141               111,347
     Premises and equipment                                                        7,306                 7,375
     Accrued interest receivable                                                     780                   855
     Deferred income taxes                                                           410                   335
     Other assets                                                                    526                   432
                                                                       -----------------     -----------------

            Total assets                                                    $    175,502          $    166,681
                                                                       =================     =================

Liabilities and Stockholders' Equity
     Deposits
         Noninterest-bearing                                                $     27,141          $     23,721
         Interest-bearing                                                        124,969               121,163
                                                                       -----------------     -----------------
            Total deposits                                                       152,110               144,884
     Securities sold under agreements to repurchase                                8,994                 7,674
     Accrued interest and other liabilities                                          520                   263
                                                                       -----------------     -----------------
            Total liabilities                                                    161,624               152,821

     Stockholders' Equity
         Common stock - $0.01 par value                                               30                    30
         Capital surplus                                                          12,845                12,796
         Retained earnings                                                           948                   833
         Accumulated other comprehensive income                                       55                   201
                                                                       -----------------     -----------------
            Stockholders' equity                                                  13,878                13,860

            Total liabilities and stockholders' equity                      $    175,502          $    166,681
                                                                       =================     =================

                     Annapolis Bancorp, Inc. and Subsidiary

                        Consolidated Statements of Income
            for The Three Month Periods Ended March 31, 2002 and 2001

                                   (Unaudited)
                      (In thousands, except Per Share data)



                                                                   2002                  2001
                                                            ------------------    ------------------
Interest income:
     Loans                                                       $     2,153           $     2,191
     Investment securities                                               348                   493
     Federal funds sold and overnight investments                         36                    91
                                                           -----------------     -----------------
         Total interest income                                         2,537                 2,775

Interest expense:
     Interest-bearing deposits                                           791                 1,081
     Securities sold under agreements to repurchase                       56                    46
                                                           -----------------     -----------------
         Total interest expense                                          847                 1,127
                                                           -----------------     -----------------
         Net interest income                                           1,690                 1,648

     Provision for credit losses                                           -                     -
                                                           -----------------     -----------------
         Net interest income after provision for
               credit losses                                           1,690                 1,648


Noninterest income:
     Service charges and fees                                            175                   165
     Mortgage banking fees                                                53                    29
     Other fee income                                                     91                    46
                                                            ----------------      ----------------
         Total noninterest income                                        319                   240

Noninterest expense:
     Personnel                                                           961                   895
     Occupancy and equipment                                             225                   214
     Other operating expenses                                            602                   548
                                                           -----------------     -----------------
         Total noninterest expense                                     1,788                 1,657

Income before income taxes                                               221                   231

Income tax expense                                                        76                    79
                                                           -----------------     -----------------
Net income                                                       $       145           $       152
                                                           =================     =================
Basic Earnings Per Share*                                        $      0.05           $      0.05
                                                           =================     =================
Diluted Earnings Per Share*                                      $      0.05           $      0.05
                                                           =================     =================


*2001 results reflects the effect of the four for three stock split in the form of a stock dividend that occurred on August 24, 2001.

                     Annapolis Bancorp, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows
            for the Three Month Periods Ended March 31, 2002 and 2001

                          (Unaudited and in thousands)

                                                                        -------------------------------
                                                                             2002             2001
                                                                        -------------    --------------
Cash flows from operating activities:
     Net income                                                          $       145       $       152
Adjustments to reconcile net income to net cash
     provided by operating activities
         Deferred income taxes                                                    75                21
         Depreciation and amortization of furniture,
            Equipment and leasehold improvements                                 110                73
         Amortization of premiums and accretions of discounts, net                 3               (36)
         Decrease in accrued interest receivable                                  75               176
         Loans charged-off, net                                                   26                 -
         Directors fees                                                           20                 -
         Other, net                                                               42                41
                                                                        -------------    --------------
            Net cash provided by operating activities                            504               427

Cash flows from investing activities:
         Net (increase) decrease in loans                                    (11,783)           (7,359)
         Purchases of investment securities - available-for-sale              (2,000)           (6,965)
         Proceeds from redemption of securities and principal repayments       5,303            17,180
         Net (decrease) increase in federal funds sold                           964           (11,446)
         Purchase of furniture, equipment and leasehold improvements             (41)           (1,146)
                                                                        -------------    --------------
            Net cash used in investing activities                             (7,557)           (9,736)

Cash flows from financing activities:
     Net increase in deposits                                                  7,226             9,651
     Net increase in securities sold under agreements to repurchase            1,320             1,901
     Proceeds from stock options exercised                                        29                 -
     Stock repurchase                                                              -              (128)
     Payment of dividends                                                        (30)              (23)
                                                                        -------------    --------------
         Net cash provided by financing                                        8,545            11,401
                                                                        -------------    --------------
     Net increase in cash and due from banks                                   1,492             2,092
     Cash and due from banks, beginning of period                              3,632             3,177
                                                                        -------------    --------------
     Cash and due from banks, end of period                             $      5,124      $      5,269
                                                                        =============    ==============

Supplemental cash flow information:
     Interest paid on deposits and repurchase agreements                $        820      $      1,119
     Income taxes paid                                                  $         58      $        120

                     Annapolis Bancorp, Inc. and Subsidiary

           Consolidated Statements of Changes in Stockholders' Equity for the Three Month Periods Ended March 31, 2002 and 2001

(Dollars in thousands)

                                                                                       Accumulated
                                             Common Stock                                 Other
                                   ---------------------------------     Retained    Comprehensive              Comprehensive
                                     Shares     Par Value    Surplus     Earnings        Income         Total       Income
                                   ----------- ---------- ---------- ------------ --------------- -----------   ------------
Balance, January 1, 2002             2,996,629     $   30    $12,796       $  833         $  201     $ 13,860
Net income                                 ---        ---        ---          145            ---          145          $ 145
Dividends paid ($0.01 per share)                                              (30)                        (30)
Stock options exercised                  8,799                    49                                       49
Issuance of restricted stock             2,667
Unrealized gain on investment
securities available for sale,
  net of tax                               ---        ---        ---          ---           (146)        (146)          (146)
                                   ----------- ---------- ---------- ------------ --------------- -----------   ------------
Balances, March 31,
2002 (unaudited)                     3,008,095     $   30    $12,845       $  948       $     55     $ 13,878          $ (1)
                                   =========== ========== ========== ============ =============== ===========   ============

                                                                                   Accumulated
                                             Common Stock                              Other
                                   ---------------------------------   Retained   Comprehensive                 Comprehensive
                                     Shares    Par Value   Surplus     Earnings       Income         Total         Income
                                   ----------- ---------- ---------- ------------ --------------- -----------   ------------

Balance, January 1, 2001             2,262,406     $   23    $12,881       $  425      $      33     $ 13,362
Net income                                 ---        ---        ---          152            ---          152          $ 152
Dividends paid ($0.01 per share)                                              (23)                        (23)
Stock repurchase                       (24,500)        (1)      (127)                                    (128)
Unrealized gain on investment
securities  available for sale,
  net of tax                               ---        ---        ---         ---              45           45             45
                                   ----------- ---------- ---------- ------------ --------------  -----------   ------------
Balances, March 31, 2001
(unaudited)                          2,237,906     $   22    $12,754       $  554      $      78     $ 13,408          $ 197
                                   =========== ========== ========== ============ ==============  ===========   ============

                     Annapolis Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with Form 10-KSB which includes the consolidated financial statements and footnotes for the year-ended December 31, 2001. Certain reclassifications, including offsetting commission expenses against mortgage broker fees, have been made to amounts previously reported to conform with the classifications made in 2002.

Note B - Business

     The Company was incorporated on May 26, 1988, under the laws of the State of Maryland to serve as a bank holding company. Effective November 1, 2000 the Bank changed its charter from a national charter to a state charter and joined the State of Maryland and the Federal Reserve banking systems. Also effective November 1, 2000 the Bank changed its name from Annapolis National Bank to BankAnnapolis. The bank holding company changed its name from Annapolis National Bancorp, Inc. to Annapolis Bancorp, Inc. effective June 1, 2001. The Company (as a bank holding company) and the Bank are subject to governmental supervision, regulation, and control.

Note C - New Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of SFAS No. 141 effective June 30, 2001 and SFAS No. 142 effective January 1, 2002 had no impact on the financial position or results of operations of the Company.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001, and its adoption had no effect on the financial position or results of operations of the Company.

Item 2 - Management Discussion and Analyses of Financial Condition and Results of Operation

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

     Total assets at March 31, 2002 were $175.5 million, an increase of $8.8 million or 5.3% from total assets at December 31, 2001 of $166.7 million. Federal funds sold and other overnight investments and securities-available for sale decreased $4.5 million or 10.5%, the proceeds of which were used to fund loan growth.

     Net loans receivable at March 31, 2002 were $123.1 million, up from $111.3 million at December 31, 2001, an increase of $11.8 million or 10.6%. The increase resulted from an $8.3 million increase in real estate and construction loans, a $2.0 million increase in commercial loans and a $1.5 million increase in consumer and installment loans.

     The allowance for credit losses decreased $26,000 to $1,550,000 at March 31, 2002 from $1,576,000 at December 31, 2001. The decrease in the allowance is attributed to a charge-off of $31,000 offset by recoveries on loans previously charged off of $5,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management's assessment of the credit risk inherent in the loan portfolio. At March 31, 2002 and December 31, 2001 the allowance for credit losses to total loans was 1.24% and 1.40% respectively and provides 720.2% coverage of nonperforming assets.

     Deposits of $152.1 million at March 31, 2002 represent a $7.3 million or 5.0% increase from December 31, 2001 deposits of $144.8 million. The increase was due to a $7.9 million or a 9.5% increase in core deposits which include DDAs, NOW accounts, savings and money markets offset by a decrease of $600,000 or 1.0% decrease in IRAs and certificates of deposit.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and 2001.

     General. Net income for the three months ended March 31, 2002 totaled $145,000 or $0.05 per basic and diluted share as compared to $152,000 or $0.05 per basic and diluted share (adjusted to reflect the four-for-three stock split in the form of a dividend that took place on August 24, 2001) for the three months ended March 31, 2001. Net interest income improved by $42,000 for 2002 while noninterest income of $319,000 increased by $79,000. Offsetting these improvements was an increase in noninterest expense of $131,000. The Bank recorded no provision for credit losses during the quarters ended March 31, 2002 or 2001.

     Interest Income. Interest income decreased $238,000 as a result of lower interest rates on higher average levels of loans. Also contributing to the decrease in interest income was a decrease in the yield on the investment portfolio dropping to 5.12% for the three months ended March 31, 2002 compared to 6.68% for the same period in 2001.

     Interest Expense. Interest expense decreased by $280,000 or 24.8% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This decrease was due primarily to a drop in the average rate of the certificates of deposit portfolio to 4.23% from 5.80% for the three months ended March 31, 2002 compared to the same period in 2001.

     Net Interest Income. Net interest income after provision for credit losses increased $42,000 or 2.5% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The improvement was due primarily to an increase in the volume of all loans aided by lower deposit costs on all products except repurchase agreements.

     At March 31, 2002, the net interest margin decreased to 4.42% from 5.17% at March 31, 2001. The decrease in the net interest margin was the result of lower yields on loans due to the decrease in prime. The yield on earning assets decreased to 6.64% at March 31, 2002 from 8.70% at March 31, 2001 while the cost of interest bearing liabilities decreased to 2.68% at March 31, 2002 from 4.15% at March 31, 2001.

     Provision for Credit Losses. The Bank recorded no provision for credit losses for the three months ended March 31, 2002 and 2001. The Bank recorded a charge-off of $31,000 on a loan deemed uncollectable and recovered $5,000 of previously charged off loans.

     Noninterest Income. Noninterest income, which is comprised primarily of fees and charges on deposit accounts, increased by $79,000 or 33.0% to $319,000 at March 31, 2002 from $240,000 at March 31, 2001. The increase in non-interest income was due to increased mortgage broker fees, and rental income from leasing space at the Bank's headquarters building.

     Noninterest Expense. Noninterest expense increased by $131,000 or 7.9% for the three months ended March 31, 2002 to $1.8 million from $1.7 million. The increase in noninterest expense was due to higher compensation costs of $66,000 due to higher benefit costs and training expenses. Data Processing costs increased by $27,000 due to higher deposit and loan volumes while marketing expense increased $10,000.

     Income Tax Expense. The Company recorded income tax expense for the three-month period ended March 31, 2002 of $76,000. This amount includes $76,000 of federal income taxes and zero state taxes. The Company's combined effective federal and state income tax rate is approximately 34.3% for the three months ended March 31, 2002 versus 34.2% for the three months ended March 31, 2001.

USA Patriot Act of 2001

     On October 26, 2001, the USA PATRIOT (Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism) Act of 2001 (the "Act") became law. The Act, passed in response to the September 11 tragedy, includes several money laundering and banking provisions that significantly impact financial institutions, the most important of which is the requirement for all financial institutions to develop anti-money laundering programs. The Treasury Department is still releasing additional regulations that will further define the requirements of financial institutions under the Act.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

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

                                               ANNAPOLIS BANCORP, INC.
                                                    (Registrant)

         Date:   5/7/02                        /s/  Richard M. Lerner
               -----------                    -------------------------------
                                                    Richard M. Lerner
                                                    Chief Executive Officer

         Date:   5/7/02                        /s/  Margaret Theiss Faison
               -----------                  ---------------------------------
                                                    Margaret Theiss Faison
                                                    Chief Financial Officer