Form 10QSB
period 2002-06-30
ANNAPOLIS NATIONAL BANCORP INC
filed 2002-08-12
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002           Commission File Number 0-22961

ANNAPOLIS BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	52-1595772
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Bestgate Road, Annapolis, Maryland 21401
(Address of principal executive offices)

(410) 224-4455
(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) YES  ☒ NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At August 12, 2002, the Registrant had 3,010,393 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format   YES    ☐     NO  ☒

This Report contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, including but not limited to: changes in interest rates, deposit flows, cost of funds and demand for financial services; general economic conditions; legislative and regulatory changes; changes in tax policies, rates and regulations of federal, state and local tax authorities; and changes in accounting principles, policies and guidelines. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in the Company’s filings with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Annapolis Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
as of June 30, 2002 and December 31, 2001
(In thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,834	$3,632
Federal funds sold and other overnight investments	13,139	13,710
Federal Reserve Bank stock, at cost	358	358
Investment securities available for sale	24,560	28,637
Loans, less allowance for credit losses of $1,569 and $1,576	134,235	111,347
Premises and equipment, net	7,233	7,375
Accrued interest receivable	920	855
Deferred income taxes	388	335
Investment in bank owned life insurance	3,138	—
Other assets	554	432

Total assets	$190,389	$166,681

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$28,178	$23,721
Interest-bearing	128,660	121,163

Total deposits	156,838	144,884
Securities sold under agreements to repurchase	8,773	7,674
Other borrowed funds	10,000	—
Accrued interest and other liabilities	606	263

Total liabilities	176,217	152,821

Stockholders’ Equity
Common stock – $0.01 par value	30	30
Capital surplus	12,859	12,796
Retained earnings	1,178	833
Accumulated other comprehensive income	105	201

Total stockholders’ equity	14,172	13,860

Total liabilities and stockholders’ equity	$190,389	$166,681

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
for the Three and Six Month Periods Ended June 30, 2002 and 2001
(Unaudited)
(In thousands, except Per Share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Interest income:
Loans	$2,313	$2,221	$4,466	$4,412
Investment securities	301	301	649	794
Federal funds sold and securities purchased	54	266	89	357

Total interest income	2,668	2,788	5,204	5,563

Interest expense:
Interest-bearing deposits	749	1,161	1,539	2,242
Securities sold under agreements to repurchase	61	58	117	104
Other borrowed funds	75	—	75	—

Total interest expense	885	1,219	1,731	2,346

Net interest income	1,783	1,569	3,473	3,217

Provision for credit losses	—	—	—	—

Net interest income after provision for credit losses	1,783	1,569	3,473	3,217

Noninterest income:
Service charges and fees	211	195	401	360
Mortgage banking fees	50	48	103	77
Other fee income	99	31	174	77

Total noninterest income	360	274	678	514

Noninterest expense:
Personnel	969	966	1,931	1,862
Occupancy and equipment	234	172	460	385
Data processing expense	193	169	388	337
Other operating expenses	397	461	801	841

Total noninterest expense	1,793	1,768	3,580	3,425

Income before income taxes:	350	75	571	306
Income tax expense:	120	27	196	106

Net income:	$230	$48	$375	$200

Basic Earnings Per Share*	$0.07	$0.02	$0.12	$0.07

Diluted Earnings Per Share*	$0.07	$0.02	$0.12	$0.07

*2001 results reflects the effect of the four for three stock split in the form of a stock dividend that occurred on August 24, 2001

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
for the Six Month Periods Ended June 30, 2002 and 2001
(Unaudited and in thousands)

	For the Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$375	$200
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(4)	2
Depreciation and amortization of furniture, equipment and leasehold improvements	242	164
Amortization of premiums and accretions of discounts, net	7	(26)
Directors’ fees	28	14
(Increase) decrease in accrued interest receivable	(65)	330
Net loss on sale of loans, equipment and other real estate owned	—	26
Loans charged off, net	(7)	—
Increase in other assets	(74)	(13)
Increase (decrease) in other liabilities	343	(112)

Net cash provided by operating activities	845	585

Cash flows from investing activities:
Net increase in loans	(22,881)	(8,908)
Purchase of investment securities - available-for-sale	(5,588)	(13,820)
Proceeds from redemption of investment securities and principal repayments	9,514	28,544
Purchase of bank owned life insurance	(3,138)	—
Net decrease (increase) in federal funds sold	542	(23,296)
Purchase of furniture, equipment and leasehold improvements	(150)	(1,769)

Net cash used in investing activities	(21,701)	(19,249)

Cash flows from financing activities:
Net increase in deposits	11,954	18,441
Net increase in securities sold under agreements to repurchase	1,099	2,154
Net increase in borrowings	10,000	—
Stock repurchase	—	(128)
Proceeds from stock options exercised	35	—
Payment of dividends	(30)	(67)

Net cash provided by financing	23,058	20,400

Net increase (decrease) in cash	2,202	1,736
Cash and due from banks, beginning of period	3,632	3,177

Cash and due from banks, end of period	$5,834	$4,913

Supplemental cash flow information:
Interest paid on deposits and borrowings	$1,636	$2,344
Income taxes paid	$108	$240

Non-cash transactions:
Issuance of restricted shares of common stock	$28	$14

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
for the Six Month Periods Ended June 30, 2002 and 2001

(Dollars in thousands)
	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Par Value	Surplus
Balance, January 1, 2002	2,996,629	$30	$12,796	$833	$201	$13,860
Net income	—	—	—	375	—	375	$375
Dividends paid ($0.01 per share)				(30)		(30)
Stock options exercised	8,899		35			35
Issuance of restricted stock	4,865		28			28
Unrealized gain on investment securities available for sale, net of tax	—	—	—	—	(96)	(96)	(96)

Balances, June 30, 2002(unaudited)	3,010,393	$30	$12,859	$1,178	$105	$14,172	$279

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Par Value	Surplus
Balance, January 1, 2001	2,262,406	$23	$12,881	$425	$33	$13,362
Net income	—	—	—	200	—	200	$200
Dividends paid ($0.03) per share	—	—	—	(67)	—	(67)	—
Stock Repurchase	(24,500)	(1)	(127)	—	—	(128)	—
Issuance of restricted stock	2,650	—	14	—	—	14	—
Unrealized gain on investment securities available for sale, net of tax	—	—	—	—	9	9	9

Balances, June 30, 2001(unaudited)	2,240,556	$22	$12,768	$558	$42	$13,390	$209

Annapolis Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with Form 10-KSB, which includes the consolidated financial statements and footnotes for the year-ended December 31, 2001. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2002.

Note B — Business

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

Note C — New Accounting Pronouncement

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets”. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The adoption of SFAS No. 141 effective June 30, 2001 and SFAS No. 142 effective January 1, 2002 had no impact on the financial position or results of operations of the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” and

the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001, and its adoption had no affect on the financial position or results of operations of the Company.

Item 2 — Management’s Discussion and Analyses of Financial Condition and Results of Operation

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Management considers the determination of the allowance for credit losses to be a critical accounting policy. The allowance for credit losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No.114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets at June 30, 2002 were $190.4 million, an increase of $23.7 million or 14.2% from total assets at December 31, 2001 of $166.7 million. Federal funds sold and other overnight investments and securities-available for sale decreased $4.6 million or 10.8%, the proceeds of which were used to fund loan growth.

Net loans receivable at June 30, 2002 were $134.2 million, up from $111.3 million at December 31, 2001, an increase of $22.9 million or 20.6%. The increase resulted from an $15.0 million increase in real estate and construction loans, a $3.8 million increase in commercial loans and a $4.1 million increase in consumer and installment loans.

The allowance for credit losses decreased $7,000 to $1,569,000 at June 30, 2002 from $1,576,000 at December 31, 2001. The decrease in the allowance is attributed to charge-offs of $32,000 offset by recoveries on loans previously charged off of $25,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio. At June 30, 2002 and December 31, 2001 the allowance for credit losses to total loans was 1.16% and 1.40% respectively and provides 755.7% coverage of nonperforming assets.

During the second quarter of 2002 the Bank made an investment in bank-owned life insurance of $3.1 million to finance a supplemental retirement benefit for senior bank executives. The Bank recorded income for the six month period ended June 30, 2002 of $28,000 from the insurance policy and incurred $10,000 in expense to fund the retirement reserve.

Deposits of $156.8 million at June 30, 2002 represent a $12.0 million or 8.3% increase from December 31, 2001 deposits of $144.8 million. The increase was due to a $12.6 million or a 15.2% increase in core deposits which include demand deposit accounts, NOW accounts, savings and money markets offset by a decrease of $600,000 or 1.0% decrease in IRAs and certificates of deposit.

To support the growth in the loan portfolio the Bank borrowed $10.0 million during the second quarter from the Federal Home Loan Bank of Atlanta under its convertible advance program. The borrowings which have an average life of 4 years are at an average cost of 4.50%.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

General.    Net income for the six months ended June 30, 2002 totaled $375,000 or $0.12 per basic and diluted share as compared to $200,000 or $0.07 per basic and diluted share (adjusted to reflect the four-for-three stock split in the form of a dividend that took place on August 24, 2001) for the six months ended June 30, 2001. Net interest income improved by $256,000 for 2002 while noninterest income of $678,000 increased by $164,000. Offsetting these improvements was an increase in noninterest expense of $88,000. The Bank recorded no provision for credit losses during the six months ended June 30, 2002 or 2001.

Interest Income.    Interest income decreased $359,000 as a result of a decrease in the yield on the investment portfolio dropping to 4.08% for the six months ended June 30, 2002 compared to 5.73% for the same period in 2001 as a result of lower interest rates. Offsetting the lower yield on investments was higher interest income on loans due to higher average levels.

Interest Expense.    Interest expense decreased by $615,000 or 26.2% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This decrease was due primarily to a drop in the average rate of the certificates of deposit portfolio to 4.04% from 5.94% for the six months ended June 30, 2002 compared to the same period in 2001. Offsetting the decrease in interest expense on deposits was an increase in interest on borrowed funds to $75,000 for the six months ended June 30, 2002 compared to zero for the same period in 2001.

Net Interest Income.    Net interest income after provision for credit losses increased $256,000 or 8.0% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The improvement was due primarily to an increase in the volume of all loan types aided by lower deposit costs on all products except repurchase agreements.

At June 30, 2002, the net interest margin decreased to 4.34% from 4.77% at June 30, 2001. The decrease in the net interest margin was the result of lower yields on loans due to the decrease in the prime rate. The yield on earning assets decreased to 6.51% at June 30, 2002 from 8.25% at June 30, 2001 while the cost of interest bearing liabilities decreased to 2.59% at June 30, 2002 from 4.17% at June 30, 2001.

Provision for Credit Losses.    The Bank recorded no provision for credit losses for the six months ended June 30, 2002 and 2001. The Bank recorded a charge-off of $32,000 on a loan deemed uncollectable and recovered $25,000 of previously charged off loans.

Noninterest Income.    Noninterest income, which is comprised primarily of fees and charges on deposit accounts, increased by $164,000 or 31.9% to $678,000 at June 30, 2002 from $514,000 at June 30, 2001. The increase in non-interest income was due to increased mortgage broker fees, and rental income from leasing space at the Bank’s headquarters building and income on bank owned life insurance.

Noninterest Expense.    Noninterest expense increased by $155,000 or 4.5% for the six months ended June 30, 2002 to $3.58 million from $3.43 million. The increase in noninterest expense was due to higher occupancy and equipment costs of $75,000 due to the move to the new building, and data processing costs of $51,000 due to higher deposit and loan volumes. Offsetting these increases was a decrease in other operating expense for 2002 as the 2001 other operating expense included the cost of moving to the new headquarters building.

Income Tax Expense.    The Company recorded income tax expense for the six-month period ended June 30, 2002 of $196,000. This amount includes $189,000 of federal income taxes and $7,000 state taxes. The Company’s combined effective federal and state income tax rate is approximately 34.3% for the six months ended June 30, 2002 versus 34.3% for the six months ended June 30, 2001.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001

General.    Net income for the three months ended June 30, 2002 totaled $230,000 or $0.07 per basic and diluted share as compared to $48,000 or $0.02 per basic and diluted share (adjusted to reflect the four-for-three stock split in the form of a dividend that took place on August 24, 2001) for the three months ended June 30, 2001. Net interest income improved by $214,000 for 2002 while noninterest income of $360,000 increased by $86,000. Offsetting these improvements was an increase in noninterest expense of $25,000. The Bank recorded no provision for credit losses during the quarters ended June 30, 2002 or 2001.

Interest Income.    Interest income decreased $120,000 as a result of a decrease in the yield on the investment portfolio dropping to 3.89% for the three months ended June 30, 2002 compared to 5.10% for the same period in 2001 as a result of lower interest rates. Offsetting the lower yield on investments was an improvement in interest income on loans of $92,000 due to higher average loan levels.

Interest Expense.    Interest expense decreased by $334,000 or 27.4% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This decrease was due primarily to a drop in the average rate of the certificates of deposit portfolio to 3.85% from 6.06% for the three months ended June 30, 2002 compared to the same period in 2001. Offsetting the decrease in interest expense on deposits was an increase in interest on borrowed funds of $75,000 on Federal Home Loan Bank advances for the three months ended June 30, 2002 compared to zero for the same period in 2001.

Net Interest Income.    Net interest income after provision for credit losses increased $214,000 or 13.6% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The improvement was due primarily to an increase in the volume of all loan types aided by lower deposit costs on all products.

At June 30, 2002, the net interest margin for the quarter decreased to 4.27% from 4.42% for the quarter ended June 30, 2001. The decrease in the net interest margin was the result of lower yields on loans due to the decrease in the prime rate and lower overall income on the investment portfolio. The yield on earning assets for the quarter decreased to 6.39% at June 30, 2002 from 7.85% at June 30, 2001 while the cost of interest bearing liabilities decreased to 2.52% at June 30, 2002 from 4.19% at June 30, 2001.

Provision for Credit Losses.    The Bank recorded no provision for credit losses for the three months ended June 30, 2002 and 2001. The Bank recorded a charge-off for the quarter of $1,000 on a loan deemed uncollectable and recovered $19,000 for the quarter of previously charged off loans.

Noninterest Income.    Noninterest income, which is comprised primarily of fees and charges on deposit accounts, increased by $86,000 or 31.4% to $360,000 at June 30, 2002 from $274,000 at June 30, 2001. The increase in non-interest income was due to increased mortgage broker fees, rental income from leasing space at the Bank’s headquarters building and income on bank owned life insurance.

Noninterest Expense.    Noninterest expense increased by $25,000 or 1.4% for the three months ended June 30, 2002 to $1.79 million from $1.77 million. The increase in noninterest expense was due to higher occupancy and equipment costs of $62,000 due to the move to the new building, and data processing costs of $24,000 due to higher deposit and loan volumes. Offsetting these increases was a decrease in other operating expense for 2002 as the 2001 other operating expense included the cost of moving to the new headquarters building.

Income Tax Expense.    The Company recorded income tax expense for the three-month period ended June 30, 2002 of $120,000. This amount includes $113,000 of federal income taxes and $7,000 state taxes. The Company’s combined effective federal and state income tax rate is approximately 34.3% for the three months ended June 30, 2002 versus 36.0% for the three months ended June 30, 2001.

Allowance for Credit Losses Methodology

The Company generates a monthly analysis of the allowance for credit losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on independent external loan reviews and monthly internal reviews. The determination of the allowance for credit losses is based on a combination of historical loss experience, eight qualitative factors and an adjustment to industry factor for each category and type of loan, along with any specific allowance for adversely classified loans within each category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. Factors are different for each category. Historical loss experience is calculated by aggregating the actual credit losses by category for the previous eight quarters and converting that total into a percentage for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; national and local economic trends and conditions; concentrations of credit; quality of the Company’s loan review system; and, external factors, such as competition, legal and regulatory requirements. The adjustment to industry represents the Company’s estimated minimum reserve allocation based upon the severity of the risk classification for each type of loan. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as a specific allowance is required due to an increase in adversely classified loans.

Liquidity

Liquidity is the capacity to change the nominal level and mix of assets or liabilities, for any purpose, quickly and economically. Poor or inadequate liquidity risk management could result in a critical situation in which a bank would be unable to meet deposit withdrawal or loan funding requests from its customers. Either situation could potentially harm both the profits and reputation of the bank.

The Company’s major source of liquidity is its deposit base. At June 30, 2002, total deposits were $156.8 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $95.5 million or 60.9% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At June 30, 2002, federal funds sold totaled $13.1 million while investments available-for-sale totaled $24.6 million.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta (“FHLB”) is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 35% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued

creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At June 30, 2002 the Company had a $66.6 million credit limit with the FHLB with advances outstanding of $10.0 million. The Company had collateral sufficient to borrow up to $32.0 million of the $66.6 million.

Capital Resources

Total stockholders’ equity was $14.2 million at June 30, 2002, representing an increase of $312,000 or 2.0% from December 31, 2001. The growth of stockholders’ equity in the first six months of 2002 was primarily attributable to the earnings of the Company of $375,000 the exercise of stock options of $35,000 and the issuance of stock related to grants of $28,000 less dividends paid on common stock of $30,000. In addition, accumulated other comprehensive income decreased $96,000, resulting from decreased market value of securities available-for-sale.

Dividends paid for the first six months of 2002 were $.01 per share, compared to $.03 per share for the same period in 2001. The Board of Directors determined not to declare a dividend for the second quarter.

The following table summarizes the Company’s risk-based capital ratios:

	Annapolis Bancorp, Inc.		Minimum Regulatory Requirements
	June 30, 2002	December 31, 2001
Risk Based Capital Ratios:
Tier 1 Capital	9.80%	11.13%	4.00%
Total Capital	11.00%	12.63%	8.00%
Tier 1 Leverage Ratio	7.79%	8.36%	4.00%

USA Patriot Act of 2001

On October 26, 2001, the USA PATRIOT (Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism) Act of 2001 (the “Act”) became law. The Act, passed in response to the September 11 tragedy, includes several money laundering and banking provisions that significantly impact financial institutions, the most important of which is the requirement for all financial institutions to develop anti-money laundering programs. The Treasury Department is still releasing additional regulations that will further define the requirements of financial institutions under the Act.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Based on information available to the Company, there are no additional disclosures necessary to assess changes in information about market risk that have occurred since December 31, 2001 through June 30, 2002.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

Item 2 — Changes in Securities

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 16, 2002, at 6:00 p.m., Eastern Daylight Savings Time, at the BankAnnapolis Headquarters Building, 1000 Bestgate Road, Suite 300, Annapolis, Maryland 21401.

The Company received the following shares voted for the election of directors:

	For	Percentage	Withheld
Lawrence E. Lerner	2,607,584	95.7%	117,053
Lawrence W. Schwartz	2,607,584	95.7%	117,053
Ermis Sfakiyanudis	2,606,518	95.7%	118,119
Maria C. Scott	2,604,885	95.6%	119,752

The Company received the following shares voted for ratification of Stegman & Company as the independent auditor of the Company for the year ending December 31, 2002:

For	Percentage	Against	Percentage	Abstain	Percentage
2,653,885	88.6%	70,020	2.3%	732	0.0%

Item 5 — Other Information

  None

Item 6 — Exhibits and Reports on Form 8-K

(a)      Exhibits

  3.1    Certificate of Incorporation of Annapolis National Bancorp, Inc.*
  3.2    Bylaws of Annapolis National Bancorp, Inc.*
  3.3    Articles of Incorporation of BankAnnapolis**
  3.4    Bylaws of BankAnnapolis**
   11    Statement re: Computation of Earnings Per Share
99.1    Certification pursuant to 18 U.S.C. Section 1350
99.2    Certification pursuant to 18 U.S.C. Section 1350

(b)    Reports on Form 8-K

  None

*	Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on September 23, 1997.

**	Incorporated by reference to Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: 8/12/02	/s/ RICHARD M. LERNER Richard M. Lerner Chief Executive Officer

Date: 8/12/02	/s/ MARGARET THEISS FAISON Margaret Theiss Faison Chief Financial Officer