Form 10QSB
period 2002-09-30
ANNAPOLIS NATIONAL BANCORP INC
filed 2002-11-06
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002
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

At November 6, 2002, the Registrant had 3,010,393 shares of Common Stock outstanding.

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

2

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ANNAPOLIS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
as of September 30, 2002 and December 31, 2001
(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$9,407	$3,632
Federal funds sold and other overnight investments	9,373	13,710
Federal Reserve Bank stock, at cost	358	358
Investment securities available for sale	25,041	28,637
Loans, less allowance for credit losses of $1,548 and $1,576	143,522	111,347
Premises and equipment, net	7,177	7,375
Accrued interest receivable	737	855
Deferred income taxes	358	335
Investment in bank owned life insurance	3,181	—
Other assets	449	432

Total assets	$199,603	$166,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$29,878	$23,721
Interest-bearing	134,957	121,163

Total deposits	164,835	144,884
Securities sold under agreements to repurchase	9,423	7,674
Long-term borrowings	10,000	—
Accrued interest and other liabilities	691	263

Total liabilities	184,949	152,821
Stockholders’ Equity
Common stock—$0.01 par value	30	30
Capital surplus	12,859	12,796
Retained earnings	1,601	833
Accumulated other comprehensive income	164	201

Total stockholders’ equity	14,654	13,860

Total liabilities and stockholders’ equity	$199,603	$166,681

ANNAPOLIS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
for the Three and Nine Month Periods Ended September 30, 2002 and 2001
(Unaudited)
(In thousands, except Per Share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income:
Loans	$2,494	$2,160	$6,960	$6,572
Investment securities	297	338	939	1,131
Federal funds sold and securities purchased	62	213	158	571

Total interest income	2,853	2,711	8,057	8,274
Interest expense:
Interest-bearing deposits	740	1,144	2,279	3,386
Securities sold under agreements to repurchase	59	70	176	174
Other borrowed funds	115	—	190	—

Total interest expense	914	1,214	2,645	3,560

Net interest income	1,939	1,497	5,412	4,714

Provision for credit losses	—	—	—	—

Net interest income after provision for credit losses	1,939	1,497	5,412	4,714

Noninterest income
Service charges and fees	253	202	654	575
Mortgage banking fees	81	58	184	135
Other fee income	123	67	297	131

Total noninterest income	457	327	1,135	841

Noninterest expense
Personnel	937	880	2,867	2,741
Occupancy and equipment	253	222	713	607
Data processing expense	194	173	582	510
Other operating expenses	371	364	1,173	1,206

Total noninterest expense	1,755	1,639	5,335	5,064

Income before income taxes	641	185	1,212	491
Income tax expense	218	64	414	169

Net income	$423	$121	$798	$322

Basic Earnings Per Share*	$0.14	$0.04	$0.27	$0.11

Diluted Earnings Per Share*	$0.14	$0.04	$0.26	$0.11

*	2001 results reflects the effect of the four for three stock split in the form of a stock dividend that occurred on August 24, 2001

ANNAPOLIS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Month Periods Ended September 30, 2002 and 2001
(Unaudited and in thousands)

	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$798	$322
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(4)	(155)
Depreciation and amortization of furniture,
equipment and leasehold improvements	370	283
Amortization of premiums and accretions of discounts, net	17	(26)
Directors’ fees	28	14
Decrease in accrued interest receivable	118	285
Net loss on sale of loans, equipment and other real estate owned	—	24
Loans charged off, net	(28)	—
(Increase) decrease in other assets	(58)	136
Increase in other liabilities	428	103

Net cash provided by operating activities	1,669	986

Cash flows from investing activities
Net increase in loans	(32,147)	(18,016)
Purchase of investment securities—available-for-sale	(18,059)	(39,024)
Proceeds from redemption of investment securities and principal repayments	21,583	39,005
Purchase of bank owned life insurance	(3,110)	—
Net decrease (increase) in federal funds sold	4,337	(4,454)
Purchase of furniture, equipment and leasehold improvements	(203)	(2,322)

Net cash used in investing activities	(27,599)	(24,811)
Cash flows from financing activities
Net increase in deposits	19,951	21,717
Net increase in securities sold under agreements to repurchase	1,749	3,448
Proceeds from long-term borrowings	10,000	—
Stock repurchase	—	(127)
Proceeds from stock options exercised	35	—
Payment of dividends	(30)	(67)

Net cash provided by financing activities	31,705	24,971

Net increase in cash	5,775	1,146
Cash and due from banks, beginning of period	3,632	3,177

Cash and due from banks, end of period	$9,407	$4,323

Supplemental cash flow information
Interest paid on deposits and borrowings	$2,553	$2,344
Income taxes paid	$303	$240
Non-cash transactions:
Issuance of restricted shares of common stock	$28	$14

ANNAPOLIS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Nine Month Periods Ended September 30, 2002 and 2001

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Par Value	Surplus
	(Dollars in thousands)
Balance, January 1, 2002	2,996,629	$30	$12,796	$833	$201	$13,860
Net income	—	—	—	798	—	798	$798
Dividends paid ($0.01 per share)				(30)		(30)
Stock options exercised	8,899		35			35
Issuance of restricted stock	4,865		28			28
Unrealized gain on investment securities available for sale, net of tax	—	—	—	—	(37)	(37)	(37)

Balances, September 30, 2002 (unaudited)	3,010,393	$30	$12,859	$1,601	$164	$14,654	$761

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Par Value	Surplus
Balance, January 1, 2001	2,323,506	$23	$12,881	$425	$33	$13,362
Net income	—	—	—	322	—	322	$322
Dividends paid ($0.03) per share	—	—	—	(67)	—	(67)	—
Stock Repurchase	(24,500)	(1)	(127)	—	—	(128)	—
Dividend in form of stock split	746,852	8	(8)	—	—	—	—
Issuance of restricted stock	2,650	—	14	—	—	14	—
Unrealized gain on investment securities available for sale, net of tax	—	—	—	—	306	306	306

Balances, September 30, 2001 (unaudited)	2,987,408	$30	$12,760	$680	$339	$13,809	$628

ANNAPOLIS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A—Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with Form 10-KSB, which includes the consolidated financial statements and footnotes for the year-ended December 31, 2001. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2002.

Note B—Business

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

Note C—New Accounting Pronouncement

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

Item 2— Management’s Discussion and Analysis or Plan of Operation

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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets at September 30, 2002 were $199.6 million, an increase of $32.9 million or 19.7% from total assets at December 31, 2001 of $166.7 million. Federal funds sold and other overnight investments and securities-available for sale decreased $7.9 million or 18.5%, the proceeds of which were used to fund loan growth.

Net loans receivable at September 30, 2002 were $143.5 million, up from $111.3 million at December 31, 2001, an increase of $32.2 million or 28.9%. The increase resulted from an $22.3 million increase in real estate and construction loans, a $5.2 million increase in commercial loans and a $4.7 million increase in consumer and installment loans.

The allowance for credit losses decreased $28,000 to $1,548,000 at September 30, 2002 from $1,576,000 at December 31, 2001. The decrease in the allowance is attributed to charge - offs of $69,000 offset by recoveries on loans previously charged off of $41,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio. At September 30, 2002 and December 31, 2001 the allowance for credit losses to total loans was 1.07% and 1.40%, respectively, and at September 30, 2002 the allowance for credit losses provided 804.1% coverage of nonperforming assets.

Deposits of $164.8 million at September 30, 2002 represent a $20.0 million or 13.8% increase from December 31, 2001 deposits of $144.8 million. The increase was due to a $17.8 million or a 21.5% increase in core deposits which include demand deposit accounts, NOW accounts, savings and money markets and an increase of $2.2 million or 3.5% in IRAs and certificates of deposit.

To support the growth in the loan portfolio the Bank borrowed $10.0 million during the second quarter from the Federal Home Loan Bank of Atlanta under its convertible advance program. The borrowings which have an average life of 4 years are at an average cost of 4.50%.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001.

General.    Net income for the nine months ended September 30, 2002 totaled $798,000 or $0.27 per basic and $0.26 per diluted share as compared to $322,000 or $0.11 per basic and diluted share (adjusted to reflect the four-for-three stock split in the form of a dividend that took place on August 24, 2001) for the nine months ended September 30, 2001. Net interest income improved by $698,000 for 2002 while noninterest income of $1.1 million increased by $294,000. Offsetting these improvements was an increase in noninterest expense of $271,000. The Bank recorded no provision for credit losses during the nine months ended September 30, 2002 or 2001.

During the second quarter of 2002 the Bank made an investment in bank-owned life insurance to finance a supplemental retirement benefit for senior bank executives. The current cash surrender value of the policies included in other assets is $3.2 million. The Bank recorded income for the nine-month period ended September 30, 2002 of $71,000 from the insurance policies and incurred $11,000 in expense to accrue the retirement reserve.

Interest Income.    Interest income decreased $217,000 as a result of a decrease in the yield on the investment portfolio, which dropped to 5.53% for the nine months ended September 30, 2002 compared to 6.95% for the same period in 2001 due to lower market interest rates. Offsetting the lower yield on investments was higher interest income on loans due to higher average levels.

Interest Expense.    Interest expense decreased by $915,000 or 25.7% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decrease was due primarily to a drop in the average rate of the certificates of deposit portfolio to 3.88% from 5.88% for the nine months ended September 30, 2002 compared to the same period in 2001. Offsetting the decrease in interest expense on deposits was an increase in interest on borrowed funds of $190,000 for the nine months ended September 30, 2002.

Net Interest Income.    Net interest income after provision for credit losses increased $698,000 or 14.8% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The improvement was due primarily to an increase in the volume of all loan types aided by lower deposit costs on all products.

At September 30, 2002, the net interest margin decreased slightly to 4.47% from 4.50% at September 30, 2001. The decrease in the net interest margin was the result of lower yields on investments and loans due to the decrease in the prime rate. The yield on earning assets decreased to 6.43% at September 30, 2002 from 7.90% at September 30, 2001 while the cost of interest bearing liabilities decreased to 2.51% at September 30, 2002 from 4.09% at September 30, 2001.

Provision for Credit Losses.    The Bank recorded no provision for credit losses for the nine month periods ended September 30, 2002 and 2001. The Bank recorded charge-offs of $69,000 on loans deemed uncollectable and recovered $41,000 of previously charged off loans in the first nine months of 2002.

Noninterest Income.    Noninterest income, which is comprised primarily of fees and charges on deposit accounts, increased by $294,000 or 35.0% to $1.1 million at September 30, 2002 from $841,000 at September 30, 2001. The increase in non-interest income was due to increased mortgage broker fees, rental income from leased space in the Bank’s headquarters building and income on bank owned life insurance.

Noninterest Expense.    Noninterest expense increased by $271,000 or 5.4% for the nine months ended September 30, 2002 to $5.3 million from $5.0 million. The increase in noninterest expense was due to an increase in compensation costs of $126,000 related to higher benefit costs, an increase in occupancy and equipment costs of $106,000 due to software and system upgrades and ongoing facility maintenance, and an increase in data processing costs of $72,000 due to higher deposit and loan volumes. Offsetting these increases was a decrease in other operating expense for 2002 as 2001 other operating expense included the cost of moving to the new Bank headquarters building.

Income Tax Expense.    The Company recorded income tax expense of $414,000 for the nine-month period ended September 30, 2002. This amount includes $371,000 of federal income taxes and $43,000 state taxes. The Company’s combined effective federal and state income tax rate is approximately 34.2% for the nine months ended September 30, 2002 versus 34.4% for the nine months ended September 30, 2001.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001.

General.    Net income for the three months ended September 30, 2002 totaled $423,000 or $0.14 per basic and diluted share as compared to $121,000 or $0.04 per basic and diluted share (adjusted to reflect the four-for-three stock split in the form of a dividend that took place on August 24, 2001) for the three months ended September 30, 2001. Net interest income improved by $442,000 for 2002 while noninterest income of $457,000 increased by $130,000. Offsetting these improvements was an increase in noninterest expense of $116,000. The Bank recorded no provision for credit losses during the quarters ended September 30, 2002 and 2001.

Interest Income.    Interest income increased $142,000 as a result of higher loan volumes offset by lower yields on the investment portfolio.

Interest Expense.    Interest expense decreased by $300,000 or 24.7% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This decrease was due primarily to a drop in the average rate of the certificates of deposit portfolio to 3.57% from 5.78% for the three months ended September 30, 2002 compared to the same period in 2001. Offsetting the decrease in interest expense on deposits was an increase in interest on borrowed funds of $115,000 (Federal Home Loan Bank advances) for the three months ended September 30, 2002.

Net Interest Income.    Net interest income after provision for credit losses increased $442,000 or 29.5% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The improvement was due primarily to an increase in the volume of all loan types aided by lower deposit costs on all products.

At September 30, 2002, the net interest margin for the quarter increased to 4.27% from 4.01% for the quarter ended September 30, 2001. The increase in the net interest margin was the result of higher loan volume and lower income on the investment portfolio. The yield on earning assets for the quarter decreased to 6.36% at September 30, 2002 from 7.34% at September 30, 2001 while the cost of interest bearing liabilities decreased to 2.37% at September 30, 2002 from 3.94% at September 30, 2001.

Provision for Credit Losses.    The Bank recorded no provision for credit losses for the three month periods ended September 30, 2002 and 2001. The Bank recorded charge-offs for the quarter of $37,000 on loans deemed uncollectable and recovered $16,000 of previously charged off loans.

Noninterest Income.    Noninterest income, which is comprised primarily of fees and charges on deposit accounts, increased by $130,000 or 39.8% to $457,000 for the quarter ended September 30, 2002 from $327,000 in the same quarter of 2001. The increase in non-interest income was due to increased mortgage broker fees, rental income from leased space in the Bank’s headquarters building and income on bank owned life insurance.

Noninterest Expense.    Noninterest expense increased by $116,000 or 7.1% for the three months ended September 30, 2002 to $1.8 million from $1.7 million. The increase in noninterest expense was due to an increase in compensation costs of $57,000 related to higher benefit costs, an increase in occupancy and equipment costs of $31,000 due to facility maintenance and system and software upgrades, and an increase in data processing costs of $21,000 due to higher deposit and loan volumes.

Income Tax Expense.    The Company recorded income tax expense of $218,000 for the three-month period ended September 30, 2002. This amount includes $182,000 of federal income taxes and $36,000 state taxes. The Company’s combined effective federal and state income tax rate is approximately 34.0% for the three months ended September 30, 2002 versus 34.4% for the three months ended September 30, 2001.

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

The Company’s major source of liquidity is its deposit base. At September 30, 2002, total deposits were $164.8 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $100.7 million or 61.1% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 2002, federal funds sold totaled $5.7 million while investments available-for-sale totaled $29.0 million.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta (“FHLB”) is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 35% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At September 30, 2002 the Company had a $69.9 million credit limit with the FHLB with advances outstanding of $10.0 million. The Company had collateral sufficient to borrow up to $21.2 million of the $69.9 million.

Capital Resources

Total stockholders’ equity was $14.7 million at September 30, 2002, representing an increase of $794,000 or 5.7% from December 31, 2001. The growth of stockholders’ equity in the first nine months of 2002 was primarily attributable to the earnings of the Company of $798,000, the exercise of stock options of $35,000, and the issuance of stock related to grants of $28,000, less dividends paid on common stock of $30,000. In addition, accumulated other comprehensive income declined $37,000 due to the decreased market value of securities available-for-sale.

Dividends paid for the first nine months of 2002 were $.01 per share, compared to $.03 per share for the same period in 2001. The Board of Directors determined not to declare a dividend for the third quarter.

The following table summarizes the Company’s risk-based capital ratios:

	Annapolis Bancorp, Inc.		Minimum Regulatory Requirements
	September 30, 2002	December 31, 2001
Risk Based Capital Ratios:
Tier 1 Capital	9.56%	11.13%	4.00%
Total Capital	10.58%	12.63%	8.00%
Tier 1 Leverage Ratio	7.35%	8.36%	4.00%

USA Patriot Act of 2001

On October 26, 2001, the USA PATRIOT (Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism) Act of 2001 (the “Act”) became law. The Act, passed in response to the September 11 tragedy, includes several money laundering and banking provisions that significantly impact financial institutions, the most important of which is the requirement for all financial institutions to develop anti-money laundering programs. The Treasury Department is still releasing additional regulations that will further define the requirements of financial institutions under the Act. As of the date of this filing, the Bank has not fully determined the impact that the Act will have on it operations but the impact is not expected to be material. The Bank has established policies and procedures to ensure compliance with the Act.

Item 3.     Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures as of September 27, 2002, a date within 90 days of the filing date of this quarterly report, each of the chief executive officer and the chief financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective in connection with the Company’s filing of this quarterly report on Form 10-QSB for the period ended September 30, 2002.

There were no significant changes in the Company’s internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II—OTHER INFORMATION

Item 1— Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

Item 2— Changes in Securities

None

Item 3— Defaults Upon Senior Securities

None

Item 4— Submission of Matters to a Vote of Security Holders

None

Item 5— Other Information

None

Item 6— Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Certificate of Incorporation of Annapolis National Bancorp, Inc.*

3.2	Bylaws of Annapolis National Bancorp, Inc.*

3.3	Articles of Incorporation of BankAnnapolis**

3.4	Bylaws of BankAnnapolis**

11	Statement re: Computation of Earnings Per Share

99.1	Certification Pursuant To 18 U.S.C. Section 1350

99.2	Certification Pursuant To 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

The Company filed a Form 8-K on September 3, 2002 announcing that the employment of Mark H. Anders as President of the Company and President and CEO of the Bank had been terminated effective September 1, 2002. Richard M. Lerner was named to succeed Mr. Anders as the Bank’s President and CEO.

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

ANNAPOLIS BANCORP, INC. (Registrant)

By:	/s/ RICHARD M. LERNER
Richard M. Lerner Chief Executive Officer

Date: 11/6/02

By:	/s/ MARGARET THEISS FAISON
Margaret Theiss Faison Chief Financial Officer

Date: 11/6/02

CERTIFICATIONS

I, Richard M. Lerner, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Annapolis Bancorp, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD M. LERNER
Richard M. Lerner Chief Executive Officer

Date: November 6, 2002

I, Margaret Theiss Faison, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Annapolis Bancorp, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARGARET THEISS FAISON
Margaret Theiss Faison Chief Financial Officer

Date: November 6, 2002