Form 10-K
period 2002-12-31
ANNAPOLIS NATIONAL BANCORP INC
filed 2003-03-24
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

Annual report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 2002

Commission File No.: 0-22961

ANNAPOLIS BANCORP, INC.

(Name of small business issuer in its charter)

MARYLAND	52-1595772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1000 Bestgate Road, Suite 400	21401
ANNAPOLIS, MARYLAND	(Zip Code)
(Address of principal executive offices)

Issuer’s telephone number:    (410) 224-4455

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK PAR VALUE $0.01 PER SHARE

(Title of class)

THE NASDAQ SMALLCAP MARKET

(Name of exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes: ☒     No: ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB Yes: ☒     No: ☐

Issuer’s revenues for its fiscal year ended December 31, 2002 were $12,498,675.

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $9,127,068 and is based upon the last sales price as quoted on The NASDAQ Stock Market for March 21, 2003.

The Registrant had 3,013,893 shares of Common Stock outstanding as of March 21, 2003.

Transitional Small Business Disclosure Format. YES: ☐    No: ☒

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2002, ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-KSB.

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

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

The information relating to the description of business of the Registrant is incorporated herein by reference on page 30 as part of the Registrant’s Annual Report to Shareholders.

ITEM 2.     PROPERTIES

The executive offices of the Company and the Bank are located at 1000 Bestgate Drive, Suite 400, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 2002.

	LEASED/ OWNED	ORIGINAL YEAR LEASED OR LOCATION ACQUIRED	YEAR OF LEASE EXPIRATION		NET BOOK VALUE OF PROPERTY OR LEASEHOLD IMPROVEMENTS AT DECEMBER 31, 2002 ($000)
Administration	Owned	2001	N/A		$4,400
Bestgate	Owned	2001	N/A		1,484
Edgewater	Land Leased	1996	2006	(1)	358
Cape St. Claire	Leased	1995	2003	(1)	49
Kent Island	Leased	1990	2003	(1)	3
Severna Park	Leased	1996	2006	(1)	22

(1)	These leases may be extended at the option of the Company for periods ranging from one to twenty years.

Commencing July 1, 2001, the Bank entered into a three year lease for the second floor space of the Bank’s headquarters building with Heim and Associates, P.A. now HeimLantz Business and Tax Services, Inc., an accounting firm whose President is a Company and Bank Director. The lease rate of $169 thousand per annum is based on current market rates as determined by an independent commercial real estate services firm not affiliated with the Company or Bank. The lease has an initial term of 3 years expiring June 30, 2004 with 2 renewal options of 2 years each and one final option of 1 year.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEMS.

Executive Officers of the Registrant

The information relating to directors and named executive officers of the Registrant is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003 at pages 4 through 7. In addition, information concerning Executive Officers who are not directors is set forth below:

NAME	AGE AT 12/31/02	POSITION WITH THE COMPANY AND BANK AND PAST FIVE YEARS EXPERIENCE
Rita D. Demma	55

Secretary of the Company and the Bank. Ms. Demma has been an officer of the Bank since 2000. Ms. Demma held a similar position from 1996 through 2000 with the University of Maryland Medical Center prior to joining the Company.

Margaret Theiss Faison	44

Chief Financial Officer and Treasurer of the Company and Senior Vice President, Chief Financial Officer and Treasurer of the Bank. Prior to joining the Company in 1999, Ms. Faison was Senior Vice President and Chief Financial Officer of Sterling Bank & Trust Co. of Baltimore from 1997 until 1999. Ms. Faison was previously Vice President and Chief Financial Officer with Mellon Bank (MD).

NAME	AGE AT 12/31/02	POSITION WITH THE COMPANY AND BANK AND PAST FIVE YEARS EXPERIENCE
Robert E. Kendrick, III	57

Senior Vice President and Chief Credit and Business Development Officer of the Bank. Prior to joining the Bank in 1999, Mr. Kendrick held similar positions from 1967 through 1999 with Citizens National Bank of Laurel, Bank of Maryland, Sterling Bank & Trust Co. of Baltimore and NationsBank.

Loretta J. Mueller	39	Senior Vice President, Customer Service and Marketing, of the Bank. Ms. Mueller joined the Bank in 1990 and has held various management positions since that time.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information relating to the market for Registrant’s common equity and related stockholder matters appears on page 24, part of the Registrant’s 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS

The above-captioned information appears under Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Registrant’s 2002 Annual Report to Stockholders on pages 10 through 24 and is incorporated herein by reference.

ITEM 7.     FINANCIAL STATEMENTS

The Consolidated Financial Statements of Annapolis Bancorp, Inc. and its subsidiary, together with the report thereon by Stegman & Company for the year ended December 31, 2002 appears in the Registrant’s 2002 Annual Report to Stockholders on pages 26 through 43 and are incorporated herein by reference.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.     DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

The information relating to directors, officers, promoters and control persons is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003.

ITEM 10.     EXECUTIVE COMPENSATION

The information relating to directors’ and executive compensation is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this report:

(1)    Financial Statements

Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2002 Annual Report to Stockholders:

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)    Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis National Bancorp, Inc.*

3.2	Bylaws of Annapolis National Bancorp, Inc.*

3.3	Articles of Incorporation of BankAnnapolis***

3.4	Bylaws of BankAnnapolis***

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

10.2	Annapolis National Bancorp, Inc. Employee Stock Option Plan*

11.0	Computation of earnings per share (filed herewith)

13.0	Portions of 2002 Annual Report to Stockholders (filed herewith)

21.0	Subsidiary information is incorporated herein by reference to Part I – “Subsidiaries”

23.0	Consent of Independent Auditors

99.0	2002 Proxy Statement**

99.1	Certification Pursuant to 18 U.S.C. Section 1350

99.2	Certification Pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on June 23, 1997 and any Amendments thereto, Registration No. 333-29841.
**	Incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Commission Within 120 days of the end of the Company’s fiscal year.
***	Incorporated herein by reference to the Exhibits to Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.

(b) Reports on Form 8-K:

None

ITEM 14.     CONTROLS AND PROCEDURES

As of March 17, 2003, a date within 90 days of the filing date of this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) each of the chief executive officer and the chief financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

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

ANNAPOLIS BANCORP, INC.

By:	/s/ Richard M. Lerner
Richard M. Lerner Chairman and CEO

Date: March 21, 2003

By:	/s/ Margaret Theiss Faison
Margaret Theiss Faison Chief Financial Officer

Date: March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

NAME	Title	Dage

/s/ Richard M. Lerner Richard M. Lerner	Chairman, Chief Executive Officer and Director (principal executive officer)	March 21, 2003

/s/ Margaret Theiss Faison Margaret Theiss Faison	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 21, 2003

/s/ F. Carter Heim F. Carter Heim	Director	March 21, 2003

/s/ Stanley J. Klos, Jr. Stanley J. Klos, Jr.	Director	March 21, 2003

/s/ Lawrence E. Lerner Lawrence E. Lerner	Director	March 21, 2003

/s/ Lawrence W. Schwartz Lawrence W. Schwartz	Director	March 21, 2003

/s/ Maria C. Scott Maria C. Scott	Director	March 21, 2003

/s/ Ermis Sfakiyanudis Ermis Sfakiyanudis	Director	March 21, 2003

CERTIFICATIONS

I, Richard M. Lerner, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Annapolis Bancorp, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Richard M. Lerner
Richard M. Lerner Chairman and CEO

I, Margaret Theiss Faison, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Annapolis Bancorp, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Margaret Theiss Faison
Margaret Theiss Faison Chief Financial Officer