Form 10QSB
period 2003-03-31
ANNAPOLIS NATIONAL BANCORP INC
filed 2003-05-08
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

At May 8, 2003, the Registrant had 3,016,094 shares of Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of March 31, 2003 and December 31, 2002

(in thousands)

	(Unaudited) March 31, 2003	(Audited) December 31, 2002
Assets
Cash and due from banks	$6,961	$6,725
Federal funds sold and other overnight investments	28,929	15,529
Federal Reserve Bank stock, at cost	358	358
Investment securities available for sale	19,115	19,849
Loans, less allowance for credit losses of $1,588 and $1,578	150,791	145,735
Premises and equipment, net	7,036	7,114
Accrued interest receivable	693	732
Deferred income taxes	400	363
Investment in bank owned life insurance	3,261	3,223
Other assets	727	488

Total assets	$218,271	$200,116

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$30,706	$29,534
Interest-bearing	145,856	134,455

Total deposits	176,562	163,989
Securities sold under agreements to repurchase	10,491	10,500
Long-term borrowings	10,000	10,000
Guaranteed preferred beneficial interests in junior Subordinated Debentures	5,000	—
Accrued interest and other liabilities	832	549

Total liabilities	202,885	185,038
Stockholders’ Equity
Common stock – $0.01 par value	30	30
Paid in capital	12,872	12,859
Retained earnings	2,354	2,030
Accumulated other comprehensive income	130	159

Total stockholders’ equity	15,386	15,078
Total liabilities and stockholders’ equity	$218,271	$200,116

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

for the Three Month Periods Ended March 31, 2003 and 2002

(Unaudited)

(In thousands, except Per Share data)

	2003	2002
Interest income:
Loans, including fees	$2,520	$2,153
Investment securities	194	348
Federal funds sold and securities purchased	55	36

Total interest income	2,769	2,537
Interest expense:
Interest-bearing deposits	655	791
Securities sold under agreements to repurchase	49	56
Long-term borrowings	112	—
Junior subordinated debentures	3	—

Total interest expense	819	847

Net interest income	1,950	1,690
Provision for credit losses	25	—

Net interest income after provision for credit losses	1,925	1,690
Noninterest income:
Service charges and fees	229	175
Mortgage banking fees	106	53
Other fee income	114	91

Total noninterest income	449	319
Noninterest expense:
Personnel	1,064	961
Occupancy and equipment	245	225
Data processing	203	195
Other operating expenses	358	407

Total noninterest expense	1,870	1,788
Income before income taxes	504	221
Income tax expense	180	76

Net income	$324	$145

Basic Earnings Per Share	$0.11	$0.05

Diluted Earnings Per Share	$0.11	$0.05

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Three Month Periods Ended March 31, 2003 and 2002

(unaudited)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net income	$324	$145
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(22)	75
Depreciation and amortization of furniture, equipment and leasehold improvements
Amortization of premiums and accretions of discounts, net	120	110
Provision for credit losses	2	3
Directors fees	25	—
Decrease (increase) in:	—	20
Accrued interest receivable
Cash surrender value of life insurance	39	75
Other assets	(37)	—
Increase in:	(238)	(154)
Accrued interest payable
Other liabilities	17	27
Net cash provided by operating activities	266	229

	496	530
Cash flows from investing activities
Net increase in loans	(5,081)	(11,809)
Purchase of investment securities—available-for-sale	(5,310)	(2,000)
Proceeds from redemption of securities and principal repayments	5,999	5,303
Net increase in federal funds sold	(13,400)	964
Purchase of furniture, equipment and leasehold improvements	(44)	(41)

Net cash used in investing activities	(17,836)	(7,583)
Cash flows from financing activities
Net increase in deposits	12,572	7,226
Issuance of guaranteed junior subordinate debentures	5,000	—
Net (decrease) increase in securities sold under agreements to repurchase	(9)	1,320
Stock options exercised	13	—
Stock repurchase	—	29
Payment of dividends	—	(30)

Net cash provided by financing activities	17,576	8,545

Net increase in cash	236	1,492
Cash, beginning of period	6,725	3,632

Cash, end of period	$6,961	$5,124

Supplemental cash flow information
Interest paid on deposits and repurchase agreements	$802	$820
Income taxes paid	$38	$58

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

for the Three Month Periods Ended March 31, 2003 and 2002

(Dollars in thousands)

	Common Stock				Accumulated Other
	Shares	Par Value	Paid in Capital	Retained Earnings	Comprehensive Income	Total	Comprehensive Income
Balance, January 1, 2003	3,010,393	$30	$12,859	$2,030	$159	$15,078
Net income	—	—	—	324	—	324	$324
Stock options exercised	3,500		13	—		13
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(29)	(29)	(29)

Balances, March 31, 2003 (unaudited)	3,013,893	$30	$12,872	$2,354	$130	$15,386	$295

	Common Stock				Accumulated Other
	Shares	Par Value	Paid in Capital	Retained Earnings	Comprehensive Income	Total	Comprehensive Income
Balance, January 1, 2002	2,996,629	$30	$12,796	$833	$201	$13,860
Net income	—	—	—	145	—	145	$145
Dividends paid ($0.01) per share	—	—	—	(30)	—	(30)	—
Stock options exercised	8,799	—	49	—	—	49	—
Issuance of restricted stock	2,667	—	—	—	—	—	—
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(146)	(146)	146

Balances, March 31, 2002 (unaudited)	3,008,095	$30	$12,845	$948	$55	$13,878	$(1)

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with Form 10-KSB, which includes the consolidated financial statements and footnotes for the year-ended December 31, 2002. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2003.

Note B – Business

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

Note C – New Accounting Pronouncement

In December 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (“SFAS”) No.148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require additional and more frequent disclosures in financial statements about the effects of stock-based compensation. Adoption of SFAS No. 148 had no effect on the financial position or results of operations of the Company.

Note D – Stock Based Compensation

The Company applies APB Opinion No. 25 in accounting for the stock option plan. Accordingly, the Company does not recognize compensation expense for stock options granted. SFAS No. 123, Accounting for Stock-Based Compensation, established new accounting and reporting standards for stock-based employee compensation plans.

This standard defines a fair value based method for measuring compensation expense for stock-based plans to be recognized in the statement of income or disclosed in the notes to the financial statements.

The weighted average fair value of options granted during 2002 has been estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the quarters ended March 31,
	2003	2002
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.00%	4.66%
Expected volatility	0.00%	15.00%
Expected life in years	0	10

*	There were no options granted in 2003.

Had compensation been determined in accordance with the provisions of SFAS No. 123 and SFAS No, 148, the Company’s net income and earning per share would have been reduced to the following pro forma amounts:

	For the quarters ended March 31,
	2003	2002
Net income as reported	$324	$145
Less proforma effect of stock-based compensation expense determined using the fair value method	(18)	(16)
Proforma income	$306	$129
Basic earnings per share
As reported	$0.11	$0.05
Pro forma	0.10	0.04
Diluted earnings per share
As reported	$0.11	$0.05
Pro forma	0.10	0.04

Item 2 – Management’s Discussion and Analysis

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The most significant accounting policies followed by the Corporation are presented in Note 1 to the 2002 consolidated financial statements which can be found on Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets at March 31, 2003 were $218.3 million, an increase of $18.2 million or 9.1% from total assets at December 31, 2002 of $200.1 million. Federal funds sold, other overnight investments and securities available-for-sale increased $12.7 million or 35.8% as a result of increased deposits and the issuance of guaranteed junior subordinated debt.

Net loans receivable at March 31, 2003 were $150.8 million, up from $145.7 million at December 31, 2002, an increase of $5.1 million or 3.5%. The increase resulted from a $3.9 million or 12.0% increase in commercial loans, and a $1.2 million or 1.0% increase in real estate and consumer and installment loans.

The allowance for credit losses increased $10,000 to $1,588,000 at March 31, 2003 from $1,578,000 at December 31, 2002. The increase in the allowance is attributed to the addition of a provision for credit losses of $25,000 and recoveries on loans previously charged off of $2,000 offset by charge-offs of $17,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio. At March 31, 2003 and December 31, 2002 the allowance for credit losses to total loans was 1.04% and 1.07% respectively.

Deposits of $176.6 million at March 31, 2003 represent a $12.6 million or 7.7% increase from December 31, 2002 deposits of $164.0 million. The increase was due to a $4.8 million or a 4.9% increase in core deposits which include demand deposit accounts, NOW accounts, savings and money markets and an increase of $7.8 million or 12.0% in IRAs and certificates of deposit.

Federal Home Loan Bank borrowings totaled $10.0 million at both March 31, 2003 and December 1, 2002. The borrowings were made under the Federal Home Loan Bank of Atlanta’s convertible advance program with an average life of 4 years and an average cost of 4.50%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41063% to institutional investors. This transaction is described in greater detail later in this discussion

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002.

General. Net income for the three months ended March 31, 2003 totaled $324,000 or $0.11 per basic and $0.11 per diluted share as compared to $145,000 or $0.05 per basic and diluted share for the three months ended March 31, 2002. Net interest income improved by $260,000 or 15.4% for the quarter while noninterest income of $449,000 improved by $130,000, a 40.8% increase. Offsetting these improvements was an increase in noninterest expense of $82,000. The Bank recorded $25,000 in provision for credit losses during the three months ended March 31, 2003 and no provision was recorded during the same period in 2002.

During the second quarter of 2002 the Bank made an investment in bank-owned life insurance to finance a supplemental retirement benefit for senior bank executives. The current cash surrender value of the policies included in other assets is $3.3 million. The Bank recorded income for the three- month period ended March 31, 2003 of $36,000 from the insurance policies and incurred $12,000 in expense to accrue the retirement benefits.

Interest Income. Interest income increased $232,000 or 9.10% as a result of an increase in the loan volumes offset by lower yields on the loan portfolio. The yield on the loan portfolio declined to 6.71% for the quarter ended March 31, 2003 from 7.28% for the quarter ended March 31, 2002. The yield on the investment portfolio dropped to 4.29% for the three months ended March 31, 2003 compared to 5.12% for the same period in 2002 as a result of continued lower interest rates.

Interest Expense. Interest expense decreased by $28,000 or 3.3% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This decrease was due primarily to a decline in the average rate of the certificates of deposit portfolio to 3.09% from 4.23% for the three months ended March 31, 2003 compared to the same period in 2002. Offsetting the decrease in interest expense on deposits was interest on long-term borrowings and junior subordinated debentures of $115,000 for the three months ended March 31, 2003 compared to zero for the same period in 2002.

Net Interest Income. Net interest income increased $260,000 or 15.4% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The improvement was due primarily to an increase in the volume of all loan types aided by lower interest costs on all deposit products.

In the first quarter of 2003, the net interest margin decreased to 4.22% from 4.42% in the first quarter of 2002. The decrease in the net interest margin was the result of lower yields on investments and loans due to the decrease in market interest rates. The yield on earning assets decreased to 6.00% in the first quarter of 2003 from 6.64% in the first quarter of 2002, while the cost of interest bearing liabilities decreased to 2.08% from 2.68%.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $25,000 for the three months ended March 31, 2003 and zero for the same period in 2002. The provision was based upon the growth in total gross loans as well as the net charge-offs recorded during the three months ended March 31, 2003. Total gross loans grew by $5.1 million for the three month period ended March 31, 2003. The Bank recorded charge-offs of $17,000 on loans deemed uncollectable and recovered $2,000 of previously charged-off loans.

Noninterest Income. Noninterest income increased by $130,000 or 40.8% to $449,000 for the quarter ended March 31, 2003 from $319,000 for the same period of 2002. The increase in non-interest income was due to increased mortgage broker fees, income on bank owned life insurance and increased transaction based deposit fees.

Noninterest Expense. Noninterest expense increased by $82,000 or 4.6% for the three months ended March 31, 2003. The increase in noninterest expense was due to higher compensation costs of $103,000 due to higher benefit costs and scheduled merit increases, increased occupancy and equipment costs of $20,000 due to facility maintenance caused by adverse weather conditions, and higher data processing costs of $8,000 due to increased deposit and loan volumes. Offsetting these increases was a decrease in marketing expense of $49,000 for 2003 compared to the same period in 2002.

Income Tax Expense. The Company recorded income tax expense for the three-month period ended March 31, 2003 of $180,000. This amount includes $153,000 of federal income taxes and $27,000 of state taxes. The Company’s combined effective federal and state income tax rate is approximately 35.7% for the three months ended March 31, 2003 versus 34.3% for the three months ended March 31, 2002.

Allowance for Credit Losses Methodology

The Company generates a monthly analysis of the allowance for credit losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on independent external loan reviews and monthly internal reviews. The determination of the allowance for credit losses is based on a combination of historical loss experience, eight qualitative factors which are adjusted for each category and type of loan, along with any specific allowance for adversely classified loans within each category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. Factors are different for each category. Historical loss experience is calculated by aggregating the actual credit losses by category for the previous eight quarters and converting that total into a percentage for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; national and local economic trends and conditions; concentrations of credit; quality of the Company’s loan review system; and, external factors, such as competition, legal and regulatory requirements. The adjustment to industry represents the Company’s estimated minimum reserve allocation based upon the severity of the risk classification for each type of loan. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as a specific allowance is required due to an increase in adversely classified loans. Additional provisions to the allowance are evaluated on a quarterly basis using a combination of factors including the ratio of the allowance to classified loans, the Bank’s actual net loss experience, and the Bank’s growth in total gross loans for the quarter. The allowance is also affected by the relative levels of the specific and nonspecific components of the allowance.

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

The Company’s major source of liquidity is its deposit base. At March 31, 2003, total deposits were $176.6 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $103.6 million or 58.7% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2003, federal funds sold totaled $28.9 million while investments available-for-sale totaled $19.5 million.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta (“FHLB”) is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 35% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At March 31, 2003 the Company had a $76.3 million credit limit with the FHLB with advances outstanding of $10.0 million. The Company had collateral sufficient to borrow up to $23.4 million of the $76.3 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41063% to institutional investors in a private pooled transaction. The variable rate securities float is based on the 90-day LIBOR rate plus 3.15%. The proceeds were upstreamed to the Company as junior subordinated debt under the same terms and conditions. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over 90 day LIBOR, payable semiannually, with a non call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008.

Capital Resources

Total stockholders’ equity was $15.4 million at March 31, 2003, representing an increase of $308,000 or 2.0% from December 31, 2002. The growth of stockholders’ equity in the first three months of 2003 was primarily attributable to the earnings of the Company in the amount of $324,000 and the exercise of stock options of $13,000, offset by a decrease in accumulated other comprehensive income of $29,000 resulting from decreased market values of securities available-for-sale.

No dividends were paid for the first three months of 2003 while dividends paid during the first quarter of 2002 equaled $.01 per share.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	March 31, 2003	December 31, 2002	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.5%	11.1%	4.0%
Total Capital	13.5%	12.6%	8.0%
Tier 1 Leverage Ratio	9.9%	8.4%	4.0%

USA Patriot Act of 2001

On October 26, 2001, the USA PATRIOT (Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism) Act of 2001 (the “Act”) became law. The Act, passed in response to the September 11 tragedy, includes several money laundering and banking provisions that significantly impact financial institutions, the most important of which is the requirement for all financial institutions to develop anti-money laundering programs. The Treasury Department is still releasing additional regulations that will further define the requirements of financial institutions under the Act. As of the date of this filing, the Bank has not fully determined the impact that the Act will have on its operations but the impact is not expected to be material. The Bank has established policies and procedures to ensure compliance with the Act.

Sarbanes-Oxley

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Sarbanes-Oxley represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. It is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. Some provisions of Sarbanes-Oxley took effect upon passage while the rest take effect over a period of 30 to 270 days after passage and are subject to rulemaking by the Securities and Exchange Commission and the self-regulatory organizations. Some of the changes included in the new, amended and proposed regulations:

•	Require accelerated annual and quarterly reporting and require the CEOs and CFOs to certify their company’s financial reports, filings and control systems;

•	Require increased disclosure and reporting obligations for the company, its officers and directors, and its affiliates;

•	Require that the company comply with new audit committee independence and auditor independence requirements; and

•	Implement new corporate responsibility requirements and provide additional corporate and criminal fraud accountability.

The Company is continuing to monitor the passage of the new and amended regulations and is taking appropriate measures to comply with them. Although the Company will incur additional expense in complying with the various provisions of Sarbanes-Oxley and the new and amended regulations, management does not expect that such compliance will have a material impact on the Company’s results of operations or financial condition.

Item 3. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

Item 2 – Changes in Securities

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Certificate of Incorporation of Annapolis National Bancorp, Inc.*

3.2	Bylaws of Annapolis National Bancorp, Inc.*

3.3	Articles of Incorporation of BankAnnapolis**

3.4	Bylaws of BankAnnapolis**

11	Statement re: Computation of Earnings Per Share

99.1	Certification Pursuant To18 U.S.C. Section 1350

99.2	Certification Pursuant To18 U.S.C. Section 1350

(b) Reports on Form 8-K

The Company filed a Form 8-K on March 27, 2003 announcing that it had completed the issuance of $5.0 million of floating rate trust preferred securities. Net proceeds from the sale of the securities will be used for general corporate purposes.

*Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on September 23, 1997.

**Incorporated by reference to Form 10-KSB Annual Report for the fiscal year ended December 31, 2002, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 24, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC. (Registrant)

Date:	5/8/03	By:	/s/ RICHARD M. LERNER
Richard M. Lerner Chief Executive Officer

Date:	5/8/03	By:	/s/ MARGARET THEISS FAISON
Margaret Theiss Faison Chief Financial Officer

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ RICHARD M. LERNER
Richard M. Lerner Chief Executive Officer

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ MARGARET THEISS FAISON
Margaret Theiss Faison Chief Financial Officer