Form 10QSB
period 2003-06-30
ANNAPOLIS NATIONAL BANCORP INC
filed 2003-08-07
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

At August 7, 2003, the Registrant had 3,016,094 shares of Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of June 30, 2003 and December 31, 2002

(in thousands)

	(Unaudited) June 30, 2003	(Audited) December 31, 2002

Assets
Cash and due from banks	$10,166	$6,725
Federal funds sold and other overnight investments	27,157	15,529
Federal Reserve Bank stock, at cost	358	358
Investment securities available for sale	35,407	19,849
Loans, less allowance for credit losses of $1,605 and $1,578	153,403	145,735
Premises and equipment, net	6,983	7,114
Accrued interest receivable	736	732
Deferred income taxes	322	363
Investment in bank owned life insurance	3,296	3,223
Other assets	658	488

Total assets	$238,486	$200,116

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$34,560	$29,534
Interest-bearing	159,855	134,455

Total deposits	194,415	163,989
Securities sold under agreements to repurchase	12,445	10,500
Long-term borrowings	10,000	10,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	—
Accrued interest and other liabilities	663	549

Total liabilities	222,523	185,038

Stockholders’ Equity
Common stock—$0.01 par value	30	30
Paid in capital	12,885	12,859
Retained earnings	2,756	2,030
Accumulated other comprehensive income	292	159

Total stockholders’ equity	15,963	15,078

Total liabilities and stockholders’ equity	$238,486	$200,116

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

for the Three and Six Month Periods Ended June 30, 2003 and 2002

(unaudited)

(in thousands, except Per Share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans	$2,539	$2,313	$5,059	$4,466
Investment securities	288	301	482	649
Federal funds sold and overnight investments	67	53	122	89

Total interest income	2,894	2,667	5,663	5,204

Interest expense:
Interest-bearing deposits	657	748	1,312	1,539
Securities sold under agreements to repurchase	51	61	100	117
Long-term borrowings	114	75	226	75
Junior subordinated debentures	58	—	61	—

Total interest expense	880	884	1,699	1,731

Net interest income	2,014	1,783	3,964	3,473
Provision for credit losses	—	—	25	—

Net interest income after provision for credit losses	2,014	1,783	3,939	3,473

Noninterest income
Service charges and fees	268	210	497	401
Mortgage banking fees	143	50	249	103
Other fee income	112	99	226	174

Total noninterest income	523	359	972	678

Noninterest expense
Personnel	1,028	970	2,092	1,931
Occupancy and equipment	241	235	486	460
Data processing	209	193	412	388
Other operating expenses	438	394	796	801

Total noninterest expense	1,916	1,792	3,786	3,580

Income before income taxes	621	350	1,125	571
Income tax expense	219	120	399	196

Net income	$402	$230	$726	$375

Basic Earnings Per Share	$0.13	$0.07	$0.24	$0.12

Diluted Earnings Per Share	$0.13	$0.07	$0.24	$0.12

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Six Month Periods Ended June 30, 2003 and 2002

(unaudited)

	For the Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net income	$726	$375
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(28)	(4)
Depreciation and amortization of furniture, equipment and leasehold improvements	239	242
Amortization of premiums and accretions of discounts, net	4	7
Provision for credit losses	25	—
Directors fees	13	28
(Increase) decrease in:
Accrued interest receivable	(4)	(65)
Cash surrender value of life insurance	(73)	(28)
Other assets	(184)	(74)
Increase in:
Accrued interest payable	15	95
Other liabilities	100	248

Net cash provided by operating activities	833	824
Cash flows from investing activities
Net increase in loans	(7,693)	(22,888)
Purchase of investment securities—available-for-sale	(27,360)	(5,588)
Proceeds from maturity of securities and principal repayments	12,000	9,514
Net (increase) decrease in federal funds sold and other overnight investments	(11,628)	542
Purchase of bank owned life insurance	—	(3,110)
Purchase of furniture, equipment and leasehold improvements	(94)	(150)

Net cash used in investing activities	(34,775)	(21,680)
Cash flows from financing activities
Net increase in deposits	30,425	11,954
Issuance of guaranteed junior subordinate debentures	5,000	—
Net increase in securities sold under agreements to repurchase	1,945	1,099
Net increase in long-term borrowings	—	10,000
Stock options exercised	13	35
Payment of dividends	—	(30)

Net cash provided by financing activities	37,383	23,058

Net increase in cash	3,441	2,202
Cash, beginning of period	6,725	3,632

Cash, end of period	$10,166	$5,834

Supplemental cash flow information
Interest paid on deposits and repurchase agreements	$1,626	$1,636
Income taxes paid	$392	$108
Non-cash transactions:
Issuance of restricted common stock	$13	$28

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

for the Six Month Periods Ended June 30, 2003 and 2002

(in thousands)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital
Balance, January 1, 2003	3,010,393	$30	$12,859	$2,030	$159	$15,078
Net income	—	—	—	726	—	726	$726
Stock options exercised	3,500	—	13	—	—	13
Issuance of restricted stock	2,201	—	13	—	—	13
Unrealized gain on investment securities available for sale, net of tax	—	—	—	—	133	133	133

Balances, June 30, 2003 (unaudited)	3,016,094	$30	$12,885	$2,756	$292	$15,963	$859

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital
Balance, January 1, 2002	2,996,629	$30	$12,796	$833	$201	$13,860
Net income	—	—	—	375	—	375	$375
Dividends paid ($0.01 per share)	—	—	—	(30)	—	(30)
Stock options exercised	8,899	—	35	—	—	35
Issuance of restricted stock	4,865	—	28	—	—	28
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(96)	(96)	(96)

Balances, June 30, 2002 (unaudited)	3,010,393	$30	$12,859	$1,178	$105	$14,172	$279

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note A—Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2002. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2003.

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

Note D—Stock Based Compensation

The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, the Company does not recognize compensation expense for stock options granted. SFAS No. 123, Accounting for Stock-Based Compensation, established new accounting and reporting standards for stock-based employee compensation plans.

This standard defines a fair value based method for measuring compensation expense for stock-based plans to be recognized in the statement of income or disclosed in the notes to the financial statements.

The weighted average fair value of options granted during 2003 and 2002 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2003	2002
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.90%	4.66%
Expected volatility	15.00%	15.00%
Expected life in years	10	10

Had compensation been determined in accordance with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$402	$230	$726	$375
Less pro forma effect of stock-based compensation expense determined using the fair value method	(18)	(16)	(36)	(32)
Pro forma income	$384	$214	$690	$343
Basic earnings per share
As reported	$0.13	$0.07	$0.24	$0.12
Pro forma	$0.13	$0.07	$0.23	$0.11
Diluted earnings per share
As reported	$0.13	$0.07	$0.24	$0.12
Pro forma	$0.13	$0.07	$0.23	$0.11

Item 2—Management’s Discussion and Analysis

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

Significant accounting policies followed by the Company are presented in Note 1 to the 2002 consolidated financial statements which can be found on Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Allowance for Credit Losses Methodology

The Company generates a monthly analysis of the allowance for credit losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on independent external loan reviews and monthly internal reviews. The determination of the allowance for credit losses is based on a combination of historical loss experience, eight qualitative factors which are adjusted for each category and type of loan, along with any specific allowance for adversely classified loans within each category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. Factors are different for each loan category. Historical loss experience is calculated by aggregating the actual credit losses by category for the previous eight quarters and converting that total into a percentage for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of both borrower and Company management; national and local economic trends and conditions; concentrations of credit; quality of the Company’s loan review system; and, external factors, such as competition, legal and regulatory requirements. The adjustment to industry represents the Company’s estimated minimum reserve allocation based upon the severity of the risk classification for each type of loan. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as a specific allowance is required due to an increase in adversely classified loans. Additional provisions to the allowance are evaluated on a quarterly basis using a combination of factors including the ratio of the allowance to classified loans, the Bank’s actual net loss experience, and the Bank’s growth in total gross loans for the quarter. The allowance is also affected by the relative levels of the specific and nonspecific components of the allowance.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets at June 30, 2003 were $238.5 million, an increase of $38.4 million or 19.2% from total assets at December 31, 2002 of $200.1 million. Federal funds sold, other overnight investments and securities available-for-sale increased $28.1 million or 80.7% as a result of increased deposits and the issuance of guaranteed junior subordinated debt in March 2003.

Net loans receivable at June 30, 2003 were $153.4 million, up from $145.7 million at December 31, 2002, an increase of $7.7 million or 5.3%. The increase resulted from a $5.1 million or 15.7% increase in commercial loans, a $4.3 million or 5.7% increase in real estate loans and a $4.1 million or 28.5% increase in installment loans offset by a $5.8 million or 23.2% decrease in construction loans.

The allowance for credit losses increased $27,000 to $1,605,000 at June 30, 2003 from $1,578,000 at December 31, 2002. The increase in the allowance is attributed to the addition of a provision for credit losses of $25,000 and recoveries on loans previously charged off of $22,000 offset by charge-offs on loans deemed uncollectible of $20,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At June 30, 2003 and December 31, 2002 the allowance for credit losses to total loans was 1.04% and 1.07% respectively. Non performing assets as of June 30, 2003 and December 31, 2002 were $30,000 and $1.4 million, respectively.

Deposits of $194.4 million at June 30, 2003 represent a $30.4 million or 18.5% increase from December 31, 2002 deposits of $164.0 million. The increase was due to a $19.9 million or a 20.1% increase in core deposits which include demand deposit accounts, NOW accounts, savings and money markets and an increase of $10.5 million or 16.1% in IRAs and certificates of deposit.

Federal Home Loan Bank borrowings totaled $10.0 million at both June 30, 2003 and December 31, 2002. The borrowings were made under the Federal Home Loan Bank of Atlanta’s convertible advance program with an average life of 3 years and an average cost of 4.50%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 4.15875%.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002.

General. Net income for the six months ended June 30, 2003 totaled $726,000 or $0.24 per basic and diluted share compared to $375,000 or $0.12 per basic and diluted share for the six months ended June 30, 2002. Net interest income improved by $491,000 or 14.1% for the six months ended June 30, 2003 compared to the same in period in 2002 while noninterest income of $972,000 improved by $294,000, a 43.4% increase. Offsetting these improvements was an increase in noninterest expense of $206,000. The Bank recorded $25,000 in provision for credit losses during the six months ended June 30, 2003, while no provision was recorded during the same period in 2002.

During the second quarter of 2002 the Bank invested in bank-owned life insurance to finance a supplemental retirement benefit for senior bank executives. The current cash surrender value of the policies included in other assets is $3.3 million compared to $3.2 million at June 30, 2002. The Bank recorded income from the insurance policies for the six-month period ended June 30, 2003 of $73,000 compared to $36,000 for the same period in 2002 and incurred $24,000 in expense to accrue the retirement benefits for the six months ended June 30, 2003 compared to $12,000 for the same period in 2002.

Interest Income. Interest income increased $459,000 or 8.8% as a result of an increase in loan volumes offset by lower yields on the loan portfolio. The yield on the loan portfolio declined to 6.72% for the six months ended June 30, 2003 from 7.22% for the six months ended June 30, 2002. The yield on the investment portfolio dropped to 4.06% for the six months ended June 30, 2003 compared to 5.09% for the same period in 2002 as a result of continued lower interest rates.

Interest Expense. Interest expense decreased by $32,000 or 1.8% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This decrease was due primarily to a decline in the average rate of the certificates of deposit portfolio to 3.00% for the six months ended June 30, 2003 from 4.04% for the same period in 2002. Offsetting the decrease in interest expense on deposits was interest on long-term borrowings and junior subordinated debentures of $278,000, a 201.3% increase for the six months ended June 30, 2003 compared to the same period in 2002.

Net Interest Income. Net interest income increased $491,000 or 14.1% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The improvement was due primarily to an increase in the volume of all loan types aided by lower interest costs on all deposit products.

For the six months ended June 30, 2003, the net interest margin decreased to 4.07% from 4.34% for the six months ended June 30, 2002. The decrease in the net interest margin was the result of lower yields on investments and loans due to the decrease in market interest rates. The yield on earning assets decreased to 5.81% in the first six months of 2003 from 6.51% in the first six months of 2002, while the cost of interest bearing liabilities for the same periods decreased to 2.04% from 2.59%.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $25,000 for the six months ended June 30, 2003 and zero for the same period in 2002. The provision was based upon the growth in total gross loans recorded for the six months ended June 30, 2003. Total gross loans grew by $7.7 million for the six month period ended June 30, 2003. The Bank recorded charge-offs of $20,000 on loans deemed uncollectible and recovered $22,000 of previously charged-off loans.

Noninterest Income. Noninterest income increased by $294,000 or 43.4% to $972,000 for the six months ended June 30, 2003 from $678,000 for the same period of 2002. The increase in noninterest income was due to increased mortgage banking fees, income on bank owned life insurance and increased transaction-based deposit fees.

Noninterest Expense. Noninterest expense increased by $206,000 or 5.8% for the six months ended June 30, 2003. The increase in noninterest expense resulted from higher compensation costs of $161,000 due to rising benefit costs and scheduled merit increases, increased occupancy and equipment costs of $26,000 due to facility maintenance caused by adverse weather conditions, increased legal fees related to loan collections, and higher data processing costs of $24,000 due to increased deposit and loan volumes. Offsetting these increases was a decrease in marketing expense of $53,000 for 2003 compared to the same period in 2002.

Income Tax Expense. The Company recorded income tax expense for the six- month period ended June 30, 2003 of $399,000. This amount includes $337,000 of federal income taxes and $62,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 36.3% for the six months ended June 30, 2003 versus 34.3% for the six months ended June 30, 2002.

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002.

General. Net income for the three months ended June 30, 2003 totaled $402,000 or $0.13 per basic and diluted share as compared to $230,000 or $0.07 per basic and diluted share for the three months ended June 30, 2002. Net interest income improved by $231,000 for 2003 while noninterest income of $523,000 increased by $164,000. Offsetting these improvements was an increase in noninterest expense of $124,000. The Bank recorded no provision for credit losses during the quarters ended June 30, 2003 or 2002.

Interest Income. As a result of higher average loan levels, interest income for the three months ended June 30, 2003 increased $227,000 or 8.5% to $2.9 million compared to $2.7 million for the three months ended June 30, 2002.

Interest Expense. Interest expense decreased by $4,000 or 0.5% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This decrease was due primarily to a drop in the average rate of the certificates of deposit portfolio to 2.92% for the three months ended June 30, 2003 from 3.85% for the same period in 2002. Offsetting the decrease in interest expense on deposits was an increase in interest on borrowed funds and junior subordinated debt of $97,000 for the three months ended June 30, 2003 compared to the same period in 2002.

Net Interest Income. Net interest income increased $231,000 or 13.0% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The improvement was due primarily to an increase in the volume of loans aided by lower deposit costs on all products.

The net interest margin for the quarter ended June 30, 2003 decreased to 3.93% from 4.27% for the quarter ended June 30, 2002. The decrease in the net interest margin was the result of lower yields on loans due to the decrease in the prime rate and lower overall income on the investment portfolio. The yield on earning assets for the second quarter of 2003 decreased to 5.64% from 6.46% for the second quarter of 2002, while the cost of interest bearing liabilities for the same periods decreased to 2.00% from 2.52%.

Provision for Credit Losses. The Bank recorded no provision for credit losses for the three months ended June 30, 2003 and 2002. The Bank recorded a charge-off for the quarter of $2,000 on a loan deemed uncollectible and recovered $20,000 of previously charged-off loans.

Noninterest Income. Noninterest income, which is comprised primarily of fees and charges on deposit accounts, increased by $163,000 or 45.3% to $523,000 for the quarter ended June 30, 2003 from $360,000 for the quarter ended June 30, 2002. The increase in noninterest income was due to increased mortgage banking fees and transaction related deposit fees.

Noninterest Expense. Noninterest expense increased by $124,000 or 6.9% for the three months ended June 30, 2003. The increase in noninterest expense was due to higher compensation costs of $59,000, higher legal fees of $28,000, and increased data processing costs of $16,000 due to higher deposit and loan volumes.

Income Tax Expense. The Company recorded income tax expense for the three-month period ended June 30, 2003 of $219,000. This amount includes $184,000 of federal income taxes and $35,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 35.2% for the three months ended June 30, 2003 versus 36.0% for the three months ended June 30, 2002.

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

The Company’s major source of liquidity is its deposit base. At June 30, 2003, total deposits were $194.4 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $118.7 million or 61.1% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At June 30, 2003, federal funds sold totaled $27.1 million while investments available-for-sale totaled $35.8 million.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta (“FHLB”) is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 35% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At June 30, 2003 the Company had an $83.5 million credit limit with the FHLB with advances outstanding of $10.0 million. The Company had collateral sufficient to borrow up to $24.5 million of the remaining $73.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41063% to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 4.15875%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the six months ended June 30, 2003 totaled $61,000 compared to zero for the same period of 2002.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the six months ended June 30, 2003 totaled $8,000 compared to zero in 2002.

Capital Resources

Total stockholders’ equity was $16.0 million at June 30, 2003, representing an increase of $885,000 or 5.9% from December 31, 2002. The growth of stockholders’ equity in the first six months of 2003 was primarily attributable to the earnings of the Company in the amount of $726,000, the exercise of stock options of $13,000, the issuance of restricted stock of $13,000 and an increase in accumulated other comprehensive income of $133,000 resulting from increased market values of securities available-for-sale.

No dividends were paid for the six months ended June 30, 2003 while dividends paid during the same period of 2002 equaled $.01 per share.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	June 30, 2003	December 31, 2002	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.4%	11.1%	4.0%
Total Capital	13.4%	12.6%	8.0%
Tier 1 Leverage Ratio	9.4%	8.4%	4.0%

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

Sarbanes-Oxley

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Sarbanes-Oxley represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. It is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. Some provisions of Sarbanes-Oxley took effect upon passage while the rest take effect after passage and are subject to rulemaking by the Securities and Exchange Commission and the self-regulatory organizations. Some of the changes included in the new, amended and proposed regulations:

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) each of the chief executive officer and the chief financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

Item 2—Changes in Securities

None

Item 3—Defaults Upon Senior Securities

None

Item 4—Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 15, 2003, at 6:00 p.m., Eastern Daylight Savings Time, at the BankAnnapolis Headquarters Building, 1000 Bestgate Road, Suite 300, Annapolis, Maryland 21401.

The Company received the following shares voted for the election of directors:

	For	Percentage	Withheld
F. Carter Heim	2,713,814	99.7%	6,989

Maria C. Scott	2,715,948	99.8%	4,855

The Company received the following shares voted for ratification of Stegman & Company as the independent auditor of the Company for the year ending December 31, 2003:

For	Percentage	Withheld	Percentage	Abstain	Percentage
2,716,651	90.1%	2,032	0.01%	2,120	0.01%

Item 5—Other Information

None

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of Annapolis National Bancorp, Inc.*

3.2	Bylaws of Annapolis National Bancorp, Inc.*

3.3	Articles of Incorporation of BankAnnapolis**

3.4	Bylaws of BankAnnapolis**

11	Statement re: Computation of Earnings Per Share

31.1	Certification Pursuant To Sarbanes-Oxley Section 302

31.2	Certification Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To18 U.S.C. Section 1350

32.2	Certification Pursuant To18 U.S.C. Section 1350

(b)	Reports on Form 8-K

The Company filed a Form 8-K on May 1, 2003 announcing first quarter 2003 earnings

*	Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on September 23, 1997.
**	Incorporated by reference to Form 10-KSB Annual Report for the fiscal year ended December 31, 2002, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 24, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC. (Registrant)

Date: 8/7/03	/s/ RICHARD M. LERNER
Richard M. Lerner Chief Executive Officer

Date: 8/7/03	/s/ MARGARET THEISS FAISON
Margaret Theiss Faison Chief Financial Officer