Form 10QSB
period 2003-09-30
ANNAPOLIS NATIONAL BANCORP INC
filed 2003-11-12
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

At November 10, 2003, the Registrant had 3,017,245 shares of Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of September 30, 2003 and December 31, 2002

(in thousands)

	(Unaudited) September 30, 2003	(Audited) December 31, 2002
Assets
Cash and due from banks	$9,294	$6,725
Federal funds sold and other overnight investments	10,497	15,529
Investment securities available for sale	45,933	19,849
Federal Reserve Bank stock, at cost	504	358
Loans, less allowance for credit losses of $1,612 and $1,578	152,779	145,735
Premises and equipment, net	6,934	7,114
Accrued interest receivable	880	732
Deferred income taxes	528	363
Investment in bank owned life insurance	3,326	3,223
Other assets	616	488

Total assets	$231,291	$200,116

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$34,816	$29,534
Interest-bearing	153,673	134,455

Total deposits	188,489	163,989
Securities sold under agreements to repurchase	10,861	10,500
Long-term borrowings	10,000	10,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	—
Accrued interest and other liabilities	926	549

Total liabilities	215,276	185,038
Stockholders’ Equity
Common stock – $0.01 par value	30	30
Paid in capital	12,889	12,859
Retained earnings	3,194	2,030
Accumulated other comprehensive income	(98)	159

Total stockholders’ equity	16,015	15,078

Total liabilities and stockholders’ equity	$231,291	$200,116

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

for the Three and Nine Month Periods Ended September 30, 2003 and 2002

(unaudited)

(in thousands, except Per Share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans	$2,451	$2,494	$7,510	$6,960
Investment securities	367	297	849	939
Federal funds sold and overnight investments	49	62	171	158

Total interest income	2,867	2,853	8,530	8,057
Interest expense:
Interest-bearing deposits	634	740	1,946	2,279
Securities sold under agreements to repurchase	47	59	147	176
Long-term borrowings	115	115	341	190
Junior subordinated debentures	52	—	113	—

Total interest expense	848	914	2,547	2,645

Net interest income	2,019	1,939	5,983	5,412
Provision for credit losses	—	—	25	—

Net interest income after provision for credit losses	2,019	1,939	5,958	5,412
Noninterest income
Service charges and fees	349	253	846	654
Mortgage banking fees	124	81	373	184
Other fee income	108	123	334	297

Total noninterest income	581	457	1,553	1,135
Noninterest expense
Personnel	1,093	937	3,185	2,867
Occupancy and equipment	260	253	746	713
Data processing	213	194	625	582
Other operating expenses	357	371	1,153	1,173

Total noninterest expense	1,923	1,755	5,709	5,335
Income before income taxes	677	641	1,802	1,212
Income tax expense	239	218	638	414

Net income	$438	$423	$1,164	$798

Basic Earnings Per Share	$0.15	$0.14	$0.39	$0.27

Diluted Earnings Per Share	$0.14	$0.14	$0.38	$0.26

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Nine Month Periods Ended September 30, 2003 and 2002

(unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$1,164	$798
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(32)	(4)
Depreciation and amortization of furniture, equipment and leasehold improvements	360	370
Amortization of premiums and accretions of discounts, net	6	17
Provision for credit losses	25	—
Directors fees	13	28
(Increase) decrease in:
Accrued interest receivable	(148)	118
Cash surrender value of bank-owned life insurance	(103)	(71)
Other assets	(149)	(15)
Increase in:
Accrued interest payable	13	93
Other liabilities	364	335

Net cash provided by operating activities	1,513	1,669
Cash flows from investing activities
Net increase in loans	(7,069)	(32,147)
Purchase of investment securities - available-for-sale	(43,613)	(18,059)
Proceeds from maturity of securities and principal repayments	16,987	21,583
Net decrease in federal funds sold and other overnight investments	5,032	4,337
Purchase of bank owned life insurance	—	(3,110)
Purchase of furniture, equipment and leasehold improvements	(159)	(203)

Net cash used in investing activities	(28,822)	(27,599)
Cash flows from financing activities
Net increase in deposits	24,500	19,951
Issuance of guaranteed junior subordinate debentures	5,000	—
Net increase in securities sold under agreements to repurchase	361	1,749
Net increase in long-term borrowings	—	10,000
Stock options exercised	17	35
Payment of dividends	—	(30)

Net cash provided by financing activities	29,878	31,705

Net increase in cash	2,569	5,775
Cash, beginning of period	6,725	3,632

Cash, end of period	$9,294	$9,407

Supplemental cash flow information
Interest paid on deposits and repurchase agreements	$2,473	$2,743
Income taxes paid	$524	$303
Non-cash transactions:
Issuance of restricted common stock	$13	$28

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

for the Nine Month Periods Ended September 30, 2003 and 2002

(in thousands except share data)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital
Balance, January 1, 2003	3,010,393	$30	$12,859	$2,030	$159	$15,078
Net income	—	—	—	1,164	—	1,164	$1,164
Stock options exercised	4,651	—	17	—	—	17
Issuance of restricted stock	2,201	—	13	—	—	13
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(257)	(257)	(257)

Balances, September 30, 2003 (unaudited)	3,017,245	$30	$12,889	$3,194	$(98)	$16,015	$907

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital
Balance, January 1, 2002	2,996,629	$30	$12,796	$833	$201	$13,860
Net income	—	—	—	798	—	798	$798
Dividends paid ($0.01 per share)	—	—	—	(30)	—	(30)
Stock options exercised	8,899	—	35	—	—	35
Issuance of restricted stock	4,865	—	28	—	—	28
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(37)	(37)	(37)

Balances, September 30, 2002 (unaudited)	3,010,393	$30	$12,859	$1,601	$164	$14,654	$761

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2002. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2003.

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

Note C – New Accounting Pronouncement

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No.148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require additional and more frequent disclosures in financial statements about the effects of stock-based compensation. Adoption of SFAS No. 148 had no effect on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150”), effective for financial instruments entered into or modified after May 31, 2003. This statement established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability rather than as an equity, such obligations that a reporting entity can or must settle by issuing its own equity shares. SFAS No. 150 did not have an impact on the Company’s earnings, financial condition or equity.

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

	September 30,
	2003	2002
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.90%	4.66%
Expected volatility	15.00%	15.00%
Expected life in years	10	10

Had compensation been determined in accordance with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income as reported	$438	$423	$1,164	$798
Less pro forma effect of stock-based compensation expense determined using the fair value method	(18)	(16)	(54)	(32)
Pro forma income	$420	$407	$1,170	$750
Basic earnings per share
As reported	$0.15	$0.14	$0.39	$0.27
Pro forma	$0.14	$0.14	$0.37	$0.25
Diluted earnings per share
As reported	$0.14	$0.14	$0.38	$0.26
Pro forma	$0.14	$0.14	$0.36	$0.25

Note E – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	Three Months Ended
	September 30, 2003	September 30, 2002
Net income	$438	$423
Average shares outstanding	3,017	3,010
Basic Earnings Per Share	$0.15	$0.14
Net income	$438	$423
Average shares outstanding before the effect of options	3,017	3,010
Effect of options	44	13
Average shares outstanding including options	3,061	3,023
Diluted Earnings Per Share	$0.14	$0.14

	Nine Months Ended
	September 30, 2003	September 30, 2002
Net income	$1,164	$798
Average shares outstanding	3,015	3,006
Basic Earnings Per Share	$0.39	$0.27
Net income	$1,164	$798
Average shares outstanding before the effect of options	3,015	3,006
Effect of options	38	12
Average shares outstanding including options	3,053	3,018
Diluted Earnings Per Share	$0.38	$0.26

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets at September 30, 2003 were $231.3 million, an increase of $31.2 million or 15.6% from total assets at December 31, 2002 of $200.1 million. Federal funds sold, other overnight investments and securities available-for-sale increased $22.1 million or 63.5% as a result of increased deposits and the issuance of guaranteed junior subordinated debt in March 2003.

Net loans receivable at September 30, 2003 were $152.8 million, up from $145.7 million at December 31, 2002, an increase of $7.1 million or 4.9%. The increase resulted from a $7.2 million or 22.2% increase in commercial loans and a $3.8 million or 26.4% increase in installment loans offset by a $3.9 million or 3.9% decrease in real estate and construction loans.

The allowance for credit losses increased $34,000 to $1,612,000 at September 30, 2003 from $1,578,000 at December 31, 2002. The increase in the allowance is attributed to the addition of a provision for credit losses of $25,000 and recoveries on loans previously charged off of $29,000 offset by charge-offs on loans deemed uncollectible of $20,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At September 30, 2003 and December 31, 2002 the allowance for credit losses to total loans was 1.04% and 1.07% respectively. Non performing assets as of September 30, 2003 and December 31, 2002 were $216,000 and $1.4 million, respectively.

Deposits of $188.5 million at September 30, 2003 represent a $24.5 million or 14.9% increase from December 31, 2002 deposits of $164.0 million. The increase was due to a $14.2 million or a 14.4% increase in core deposits which include demand deposit accounts, NOW accounts, savings and money markets and an increase of $10.3 million or 15.8% in IRAs and certificates of deposit.

Federal Home Loan Bank borrowings totaled $10.0 million at both September 30, 2003 and December 31, 2002. The borrowings were made under the Federal Home Loan

Bank of Atlanta’s convertible advance program with an average life of 3 years and an average cost of 4.50%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 4.29%.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002.

General. Net income for the nine months ended September 30, 2003 totaled $1.16 million or $0.39 per basic and $0.38 per diluted share compared to $798,000 or $0.27 per basic and $0.26 per diluted share for the nine months ended September 30, 2002. Net interest income improved by $571,000 or 10.6% for the nine months ended September 30, 2003 compared to the same in period in 2002 while noninterest income of $1.5 million improved by $418,000, a 36.8% increase. Offsetting these improvements was an increase in noninterest expense of $374,000 or 7.0%. The Bank recorded $25,000 in provision for credit losses during the nine months ended September 30, 2003, while no provision was recorded during the same period in 2002.

During the second quarter of 2002 the Bank invested in bank-owned life insurance to finance a supplemental retirement benefit for senior bank executives. The current cash surrender value of the policies included in other assets is $3.3 million compared to $3.2 million at September 30, 2002. The Bank recorded income from the insurance policies for the nine-month period ended September 30, 2003 of $103,000 compared to $71,000 for the same period in 2002 and incurred $36,000 in expense to accrue the retirement benefits for the nine months ended September 30, 2003 compared to $11,000 for the same period in 2002.

Interest Income. Interest income increased $473,000 or 5.9% as a result of an increase in loan volumes offset by lower loan yields. The yield on the loan portfolio declined to 6.59% for the nine months ended September 30, 2003 from 7.19% for the nine months ended September 30, 2002. The yield on the investment portfolio dropped to 3.88% for the nine months ended September 30, 2003 compared to 4.91% for the same period in 2002 as a result of continued lower interest rates.

Interest Expense. Interest expense decreased by $98,000 or 3.7% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This decrease was due primarily to a decline in the average rate of the certificates of deposit portfolio to 2.94% for the nine months ended September 30, 2003 from 3.88% for the same period in 2002. Offsetting the decrease in interest expense on deposits was interest on long-term borrowings and junior subordinated debentures of $454,000, a $264,000 or 138.9% increase for the nine months ended September 30, 2003 compared to the same period in 2002. The increase is a result of the first full year impact of interest on the long-term borrowings initially recorded in May of 2002 and the variable-rate securities issued in March of 2003.

Net Interest Income. Net interest income increased $571,000 or 10.6% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

The improvement was due primarily to an increase in volume of all loan types aided by lower interest costs on all deposit products.

For the nine months ended September 30, 2003, the net interest margin decreased to 3.95% from 4.32% for the nine months ended September 30, 2002. The decrease in net interest margin was the result of lower yields on federal funds sold, investments and loans due to the decrease in market interest rates. The yield on earning assets decreased to 5.64% in the first nine months of 2003 from 6.43% in the first nine months of 2002, while the cost of interest bearing liabilities for the same periods decreased to 1.97% from 2.51%.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $25,000 for the nine months ended September 30, 2003 and zero for the same period in 2002. The provision was based in part upon the growth in total gross loans recorded for the nine months ended September 30, 2003. Total gross loans grew by $7.1 million for the nine month period ended September 30, 2003. The Bank recorded charge-offs of $20,000 on loans deemed uncollectible and recovered $29,000 of previously charged-off loans.

Noninterest Income. Noninterest income increased by $418,000 or 36.8% to $1.55 million for the nine months ended September 30, 2003 from $1.1 million for the same period of 2002. The increase in noninterest income was due to increased mortgage banking fees, income on bank owned life insurance and increased transaction-based deposit fees.

Noninterest Expense. Noninterest expense increased by $374,000 or 7.0% for the nine months ended September 30, 2003. The increase in noninterest expense resulted from higher compensation costs of $318,000 due to the addition of professional staff in business development and analytic roles as well as rising benefit costs and scheduled merit increases. Occupancy and equipment costs increased by $34,000 due to maintenance and utility charges incurred related to adverse weather conditions. Telephone expense increased $17,000 due to adding additional phone lines to strengthen crisis management procedures in the event of a disaster and data processing costs increased $43,000 due to increased deposit and loan volumes. Offsetting these increases was a decrease in marketing expense of $47,000 for 2003 compared to the same period in 2002.

Income Tax Expense. The Company recorded income tax expense for the nine- month period ended September 30, 2003 of $638,000. This amount includes $545,000 of federal income taxes and $93,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 35.4% for the nine months ended September 30, 2003 versus 34.3% for the nine months ended September 30, 2002.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002.

General. Net income for the three months ended September 30, 2003 totaled $438,000 or $0.15 per basic and $0.14 per diluted share as compared to $423,000 or $0.14 per basic and diluted share for the three months ended September 30, 2002. Net interest income improved by $80,000 for 2003 while noninterest income of $581,000 increased by $124,000. Offsetting these improvements was an increase in noninterest expense of

$168,000. The Bank recorded no provision for credit losses during the quarters ended September 30, 2003 or 2002.

Interest Income. As a result of higher average investment levels, interest income for the three months ended September 30, 2003 increased $14,000 or 0.5%.

Interest Expense. Interest expense decreased by $66,000 or 7.2% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This decrease was due primarily to a drop in the average rate of the certificates of deposit portfolio to 2.82% for the three months ended September 30, 2003 from 3.57% for the same period in 2002. Offsetting the decrease in interest expense on deposits was an increase in interest on junior subordinated debt of $52,000 for the three months ended September 30, 2003 compared to zero the same period in 2002.

Net Interest Income. Net interest income increased $80,000 or 4.1% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The improvement was due primarily to an increase in the volume of loans aided by lower deposit costs on all products.

The net interest margin for the quarter ended September 30, 2003 decreased to 3.75% from 4.27% for the quarter ended September 30, 2002. The decrease in the net interest margin was the result of lower yields on loans due to the decrease in market interest rates. The yield on earning assets for the quarter decreased to 5.33% at September 30, 2003 from 6.29% for the third quarter of 2002, while the cost of interest bearing liabilities for the same periods decreased to 1.85% from 2.37%.

Provision for Credit Losses. The Bank recorded no provision for credit losses for the three months ended September 30, 2003 and 2002. The Bank recorded zero charge-offs for the quarter and recovered $7,000 of previously charged-off loans.

Noninterest Income. Noninterest income, which is comprised primarily of fees and charges on deposit accounts, increased by $124,000 or 27.1% to $581,000 for the quarter ended September 30, 2003 from $457,000 for the quarter ended September 30, 2002. The increase in noninterest income was due to increased mortgage banking fees and transaction related deposit fees.

Noninterest Expense. Noninterest expense increased by $168,000 or 9.6% for the three months ended September 30, 2003. The increase in noninterest expense was due to higher compensation costs of $156,000 due to hiring additional professional staff and increased data processing costs of $19,000 due to higher deposit and loan volumes.

Income Tax Expense. The Company recorded income tax expense for the three-month period ended September 30, 2003 of $239,000. This amount includes $208,000 of federal income taxes and $31,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 35.3% for the three months ended September 30, 2003 versus 36.0% for the three months ended September 30, 2002.

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

The Company’s major source of liquidity is its deposit base. At September 30, 2003, total deposits were $188.5 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $113.0 million or 60.0% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 2003, federal funds sold totaled $10.5 million while investments available-for-sale totaled $46.4 million.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta (“FHLB”) is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 35% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At September 30, 2003 the Company had an $80.9 million credit limit with the FHLB with advances outstanding of $10.0 million. The Company had collateral sufficient to borrow up to $21.4 million of the remaining $70.9 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $8.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41063% to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 4.29%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the nine months ended September 30, 2003 totaled $113,000 compared to zero for the same period of 2002.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the nine months ended September 30, 2003 totaled $15,000 compared to zero in 2002.

Capital Resources

Total stockholders’ equity was $16.0 million at September 30, 2003, representing an increase of $937,000 or 6.2% from December 31, 2002. The growth of stockholders’ equity in the first nine months of 2003 was primarily attributable to the earnings of the Company in the amount of $1.2 million, the exercise of stock options of $17,000, the issuance of restricted stock of $13,000 and a decrease in accumulated other comprehensive income of $257,000 resulting from decreased market values of securities available-for-sale.

No dividends were paid for the nine months ended September 30, 2003 while dividends paid during the same period of 2002 equaled $.01 per share.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	September 30, 2003	December 31, 2002	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.7%	11.1%	4.0%
Total Capital	13.6%	12.6%	8.0%
Tier 1 Leverage Ratio	9.1%	8.4%	4.0%

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

The Company filed a Form 8-K on July 24, 2003 announcing second quarter 2003 earnings

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

ANNAPOLIS BANCORP, INC. (Registrant)

Date: 11/12/03	/s/ Richard M. Lerner
Richard M. Lerner Chief Executive Officer

Date: 11/12/03	/s/ Margaret Theiss Faison
Margaret Theiss Faison Chief Financial Officer