Form 10KSB
period 2003-12-31
ANNAPOLIS NATIONAL BANCORP INC
filed 2004-03-25
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

Annual report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the year ended DECEMBER 31, 2003

Commission File No.: 0-22961

ANNAPOLIS BANCORP, INC.

(Name of small business issuer in its charter)

MARYLAND	52-1595772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1000 Bestgate Road, Suite 400 ANNAPOLIS, MARYLAND	21401
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (410) 224-4455

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK PAR VALUE $0.01 PER SHARE

(Title of class)

THE NASDAQ SMALLCAP MARKET

(Name of exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes:  ☒    No:  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    Yes:  ☒    No:  ☐

Issuer’s revenues for its fiscal year ended December 31, 2003 were $13,561,105.

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $14,948,430 and is based upon the last sales price as quoted on The NASDAQ Stock Market for March 24, 2004.

The Registrant had 3,025,859 shares of Common Stock outstanding as of March 24, 2004.

Transitional Small Business Disclosure Format.    YES:  ☐    NO:  ☒

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2003, ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-KSB.

PORTIONS OF THE PROXY STATEMENT FOR THE 2004 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The information relating to the description of business of the Registrant is incorporated herein by reference on page 32 as part of the Registrant’s Annual Report to Shareholders.

ITEM 2. PROPERTIES

The executive offices of the Company and the Bank are located at 1000 Bestgate Road, Suite 400, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 2003:

	Leased/ Owned	Original Year Leased or Location Acquired	Year of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2003 ($000)
Administration	Owned	2001	N/A	$4,369
Bestgate	Owned	2001	N/A	1,387
Edgewater	Land Leased	1996	2006(1)	341
Cape St. Claire	Leased	1995	2003(1)	42
Kent Island	Leased	1990	2023(1)	—
Severna Park	Leased	1996	2006(1)	20
BayWoods	Leased	2003	2008(1)	12

(1)	These leases may be extended at the option of the Company for periods ranging from one to twenty years.

Commencing July 1, 2001, the Bank entered into a three year lease for the second floor space of the Bank’s headquarters building with Heim and Associates, P.A., now HeimLantz Business and Tax Services, Inc., an accounting firm whose President is a Company and Bank Director. The lease rate of $172 thousand per annum is based on current market rates as determined by an independent commercial real estate services firm not affiliated with the Company or Bank. The lease has an initial term of 3 years expiring June 30, 2004 with 2 renewal options of 2 years each and one final option of 1 year.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEMS

Executive Officers of the Registrant

The information relating to directors and named executive officers of the Registrant is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 at pages 4 through 7. In addition, information concerning Executive Officers who are not directors is set forth below:

Name	Age at 12/31/03	Position with the Company and Bank and Past Five Years Experience
Rita D. Demma	56	Secretary of the Company and the Bank. Ms. Demma has been an officer of the Bank since 2000. Ms. Demma held a similar position from 1996 through 2000 with the University of Maryland Medical Center prior to joining the Company.

Margaret Theiss Faison	45	Chief Financial Officer and Treasurer of the Company and Senior Vice President, Chief Financial Officer and Treasurer of the Bank. Prior to joining the Company in 1999, Ms. Faison was Senior Vice President and Chief Financial Officer of Sterling Bank & Trust Co. of Baltimore from 1997 until 1999. Ms. Faison was previously Vice President and Chief Financial Officer with Mellon Bank (MD).

Name	Age At 12/31/03	Position with the Company and Bank and Past Five Years Experience
Robert E. Kendrick, III	58	Senior Vice President and Chief Credit and Business Development Officer of the Bank. Prior to joining the Bank in 1999, Mr. Kendrick held similar positions from 1967 through 1999 with Citizens National Bank of Laurel, Bank of Maryland, Sterling Bank & Trust Co. of Baltimore and NationsBank.

Loretta J. Mueller	40	Senior Vice President, Customer Service and Marketing, of the Bank. Ms. Mueller joined the Bank in 1990 and has held various management positions since that time.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information relating to the market for Registrant’s common equity and related stockholder matters appears on page 26, part of the Registrant’s 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The above-captioned information appears under Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Registrant’s 2003 Annual Report to Stockholders on pages 10 through 26 and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of Annapolis Bancorp, Inc. and its subsidiaries, together with the report thereon by Stegman & Company for the year ended December 31, 2003 appear in the Registrant’s 2003 Annual Report to Stockholders on pages 27 through 45 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

The information relating to directors, officers, promoters and control persons is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers (as defined in regulations promulgated by the Securities and Exchange Commission (“SEC”) thereunder) and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that during the past fiscal year all of its officers, directors and greater than ten percent beneficial owners complied with applicable filing requirements.

Code of Ethics

On June 20, 2003, the Company’s Board of Directors adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics for the Principal Executive Officer and the Senior Financial Officer has been posted on the Company’s internet website at www.bankannapolis.com. A copy of the Code of Ethics for the Principal Executive Officer and Senior Financial Officer is also included as an exhibit to this annual report.

ITEM 10. EXECUTIVE COMPENSATION

The information relating to directors’ and executives’ compensation is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004.

The Equity Compensation Plan Information appears under Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Registrant’s 2003 Annual Report to Stockholders on pages 10 through 26 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

(1) Financial Statements

Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2003 Annual Report to Stockholders:

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis National Bancorp, Inc.*

3.2	Bylaws of Annapolis National Bancorp, Inc.*

3.3	Articles of Incorporation of BankAnnapolis***

3.4	Bylaws of BankAnnapolis***

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

10.2	Annapolis National Bancorp, Inc. Employee Stock Option Plan*

11.0	Computation of earnings per share (filed herewith)

13.0	Portions of 2003 Annual Report to Stockholders (filed herewith)

14.0	Code of Ethics (filed herewith)

21.0	Subsidiary information is incorporated herein by reference to Part I – “Subsidiaries”

23.0	Consent of Independent Auditors

31.1	Certification Pursuant to Sarbanes-Oxley Section 302

31.2	Certification Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

99.0	2003 Proxy Statement**

*	Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on June 23, 1997 and any Amendments thereto, Registration No. 333-29841.
**	Incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Commission Within 120 days of the end of the Company’s fiscal year.
***	Incorporated herein by reference to the Exhibits to Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.

(b) Reports on Form 8-K:

The following Forms 8-K were furnished pursuant to Item 12 of Form 8-K and are therefore not deemed to be, nor intended by the Company to be, “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section:

The Company furnished a Form 8-K on November 4, 2003 announcing third quarter 2003 earnings.

The Company furnished a Form 8-K on February 3, 2004 announcing fourth quarter 2003 earnings.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Stegman & Company was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The Audit Committee charter requires that the Audit Committee pre-approve all audit and non-audit engagement fees, and terms and services. On an ongoing basis, management communicates specific projects and categories of services for which advance approval of the Audit Committee is required. The Audit Committee reviews these requests and advises management and the independent auditors if the Audit Committee pre-approves the engagement of the independent auditors for such projects and services. On a periodic basis, the independent auditors report to the Audit Committee the actual spending for such projects and services compared to the approved amounts. The Audit Committee may delegate the authority to grant any pre-approvals to one or more members of the Audit Committee, provided that such member reports any pre-approvals to the Audit Committee at its next scheduled meeting. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee.

The following table presents fees for professional audit services rendered by Stegman & Company for the audit of Annapolis Bancorp’s annual consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Stegman & Company during those periods.

	Year ended December 31,
	2003	2002
Audit fees (1)	$38,193	$32,196
Audit related fees (2)	2,296	—
Tax fees (3)	4,250	3,750
All other fees (4)	—	—

Total fees	$44,739	$35,946

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Stegman & Company in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for services other than the services reported above.

CONFORMED SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANNAPOLIS BANCORP, INC.

By:	/s/ Richard M. Lerner
Richard M. Lerner Chairman and CEO

Date:	March 25, 2004

By:	/s/ Margaret Theiss Faison
Margaret Theiss Faison Chief Financial Officer

Date:	March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

NAME	Title	Date

/s/ Richard M. Lerner Richard M. Lerner	Chairman, Chief Executive Officer and Director (principal executive officer)	March 25, 2004

/s/ Margaret Theiss Faison Margaret Theiss Faison	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 25, 2004

/s/ F. Carter Heim F. Carter Heim	Director	March 25, 2004

/s/ Stanley J. Klos, Jr. Stanley J. Klos, Jr.	Vice-Chairman, Director	March 25, 2004

/s/ Lawrence E. Lerner Lawrence E. Lerner	Director	March 25, 2004

/s/ Lawrence W. Schwartz Lawrence W. Schwartz	Director	March 25, 2004

/s/ Maria C. Scott Maria C. Scott	Director	March 25, 2004

/s/ Ermis Sfakiyanudis Ermis Sfakiyanudis	Director	March 25, 2004