Form 10QSB
period 2004-03-31
ANNAPOLIS NATIONAL BANCORP INC
filed 2004-05-07
CIK 1041429

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

At May 7, 2004, the Registrant had 3,028,060 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of March 31, 2004 and December 31, 2003

(in thousands)

	(Unaudited) March 31, 2004	(Audited) December 31, 2003
Assets
Cash and due from banks	$7,553	$6,033
Federal funds sold and other overnight investments	4,605	8,014
Investment securities available for sale	38,679	37,465
Federal Reserve Bank stock, at cost	504	504
Loans, less allowance for credit losses of $1,706 and $1,632	183,919	167,123
Premises and equipment, net	7,020	6,936
Accrued interest receivable	930	869
Deferred income taxes	386	477
Investment in bank owned life insurance	3,414	3,356
Other assets	576	561

Total assets	$247,586	$231,338

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$37,436	$33,385
Interest-bearing	162,920	157,192

Total deposits	200,356	190,577
Securities sold under agreements to repurchase	9,112	8,745
Long-term borrowings	15,000	10,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	984	568

Total liabilities	230,452	214,890

Stockholders’ Equity
Common stock - $0.01 par value	30	30
Paid in capital	12,924	12,898
Retained earnings	4,117	3,704
Accumulated other comprehensive income (loss)	63	(184)

Total stockholders’ equity	17,134	16,448

Total liabilities and stockholders’ equity	$247,586	$231,338

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

for the Three Month Periods Ended March 31, 2004 and 2003

(unaudited)

(in thousands, except Per Share data)

	For the Three Months Ended March 31,
	2004	2003
Interest income:
Loans	$2,658	$2,520
Investment securities	341	194
Federal funds sold and overnight investments	16	55

Total interest income	3,015	2,769

Interest expense:
Interest-bearing deposits	593	655
Securities sold under agreements to repurchase	33	49
Long-term borrowings	118	112
Junior subordinated debentures	54	3

Total interest expense	798	819

Net interest income	2,217	1,950

Provision for credit losses	75	25

Net interest income after provision for credit losses	2,142	1,925

Noninterest income
Service charges and fees	305	229
Mortgage banking fees	51	106
Other fee income	137	114

Total noninterest income	493	449

Noninterest expense
Personnel	1,142	1,064
Occupancy and equipment	237	245
Data processing	223	203
Other operating expenses	402	358

Total noninterest expense	2,004	1,870

Income before income taxes	631	504

Income tax expense	218	180

Net income	$413	$324

Basic earnings per share	$0.14	$0.11

Diluted earnings per share	$0.13	$0.11

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Three Month Periods Ended March 31, 2004 and 2003

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$413	$324
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(36)	(22)
Depreciation and amortization of furniture, equipment and leasehold improvements	102	120
Amortization of premiums and accretions of discounts, net	3	2
Provision for credit losses	75	25
(Increase) decrease in:
Accrued interest receivable	(61)	39
Cash surrender value of bank-owned life insurance	(58)	(37)
Other assets	(32)	(238)
Increase in:
Accrued interest payable	14	17
Other liabilities	402	266

Net cash provided by operating activities	822	496
Cash flows from investing activities
Net increase in loans	(16,870)	(5,081)
Purchase of investment securities - available-for-sale	(4,192)	(5,310)
Proceeds from maturity of securities and principal repayments	3,349	5,999
Net decrease (increase) in federal funds sold and other overnight investments	3,409	(13,400)
Purchase of furniture, equipment and leasehold improvements	(170)	(44)

Net cash used in investing activities	(14,474)	(17,836)
Cash flows from financing activities
Net increase in deposits	9,779	12,572
Issuance of guaranteed junior subordinate debentures	—	5,000
Net increase (decrease) in securities sold under agreements to repurchase	367	(9)
Net increase in long-term borrowings	5,000	—
Stock options exercised	26	13

Net cash provided by financing activities	15,172	17,576

Net increase in cash	1,520	236
Cash and due from banks, beginning of period	6,033	6,725

Cash and due from banks, end of period	$7,553	$6,961

Supplemental cash flow information
Interest paid on deposits and repurchase agreements	$784	$802
Income taxes paid	$215	$38

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

for the Three Month Periods Ended March 31, 2004 and 2003

(in thousands except share data)

				Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total	Comprehensive Income
	Common Stock
	Shares	Par Value	Paid in Capital
Balance, January 1, 2004	3,019,378	$30	$12,898	$3,704	$(184)	$16,448
Net income	—	—	—	413	—	413	$413
Stock options exercised	6,481	—	26	—	—	26
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	247	247	247

Balances, March 31, 2004 (unaudited)	3,025,859	$30	$12,924	$4,117	$63	$17,134	$660

				Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total	Comprehensive Income
	Common Stock
	Shares	Par Value	Paid in Capital
Balance, January 1, 2003	3,010,393	$30	$12,859	$2,030	$159	$15,078
Net income	—	—	—	324	—	324	$324
Stock options exercised	3,500		13			13
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(29)	(29)	(29)

Balances, March 31, 2003 (unaudited)	3,013,893	$30	$12,872	$2,354	$130	$15,386	$295

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2003. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2004.

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

Note C – Stock Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123” (“SFAS No. 148”), and selected the prospective method of transition and began recognition of compensation expense based on the fair value method on newly granted stock awards. Under this method compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period of the grant. Pursuant to the requirements of SFAS No. 123, as amended by SFAS No. 148, options granted prior to January 1, 2003 continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, no compensation expense is recognized when the exercise price is greater than or equal to the market price of the underlying common stock on the date of the grant.

Awards under the Company’s stock compensation plans vest over a five year period. Therefore, the expense related to stock option compensation included in the determination of net income for the three months ended March 31, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.

The weighted average fair value of options granted during 2004 and 2003 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	March 31,
	2004	2003*
Dividend yield	0.00%	—
Risk-free interest rate	3.54%	—
Expected volatility	38.91%	—
Expected life in years	7	—

*	There were no options granted during the first quarter of 2003.

The net income and earnings per share implications if the fair value method had been applied to all awards which vested during the three months ended March 31, 2004 and 2003 would have been as follows:

	For the Three Months Ended March 31,
	2004	2003
Net income as reported	$413	$324
Add: Stock option employee compensation expense included in reported net income, net of related tax effect	3	—
Deduct: Total stock option employee compensation expense determined under the fair value method for all awards vested during the period, net of related tax effects	(7)	(18)
Pro forma income	$409	$306
Basic earnings per share
As reported	$0.14	$0.11
Pro forma	$0.14	$0.10
Diluted earnings per share
As reported	$0.13	$0.11
Pro forma	$0.13	$0.10

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income	$413	$324
Average shares outstanding	3,023	3,013
Basic Earnings Per Share	$0.14	$0.11

Net income	$413	$324
Average shares outstanding before the effect of options	3,023	3,013
Effect of options	62	28
Average shares outstanding including options	3,085	3,041
Diluted Earnings Per Share	$0.13	$0.11

Note E – New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains identification of variable interest entities and the assessment of whether to consolidate these entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of Interpretation No. 46 are effective for all financial statements issued after January 1, 2003. The potential deconsolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities appears to be an unintended consequence of FIN 46. The Company has chosen to adopt FIN 46 as of December 31, 2003 which allows for the postponement of de-consolidation of the trust preferred securities until December 31, 2004. The overall effect on the Company’s financial position and operating results of this deconsolidation will not be material. The Company has no significant variable interests in any entities which would require disclosure or consolidation.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on the Company’s financial condition or results of operations upon adoption of this Statement.

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

Significant accounting policies followed by the Company are presented in Note 1 to the 2003 consolidated financial statements which can be found on Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Allowance for Credit Losses Methodology

The allowance for credit losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographic areas including unemployment levels and other pertinent factors including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Credit losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

The allowance for credit losses consists of a specific component and a nonspecific component. The components of the allowance for credit losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,” or SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The calculation of the allowance is based, in part, upon historical loss factors, as adjusted, for the major loan categories based upon adjusted historical loss experience over the prior eight quarters. The factors used to adjust the historical loss experience address various risk characteristics of the Bank’s loan portfolio including (1) trends in delinquencies and other nonperforming loans, (2) results of independent loan reviews, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Bank’s credit administration and loan portfolio management processes, (7) changes in the experience, ability and depth of lending management and staff, (8) the effect of the recent and rapid escalation of local real estate values on the level of potential credit losses in the Bank’s portfolio and (9) the impact of unresolved collateral and documentation exceptions on the potential credit losses in the Bank’s portfolio.

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which BankAnnapolis operates including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank’s historical loss factors used to determine the specific component of the allowance and it recognizes knowledge of the portfolio may be incomplete.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets at March 31, 2004 were $247.6 million, an increase of $16.3 million or 7.0% from total assets at December 31, 2003 of $231.3 million. Federal funds sold, other overnight investments and securities available-for-sale decreased $2.2 million or 4.8% as excess funds were used to support loan growth for the quarter ended March 31, 2004.

Net loans receivable at March 31, 2004 were $183.9 million, up from $167.1 million at December 31, 2003, an increase of $16.8 million or 10.1%. The increase primarily resulted from a $15.9 million or 14.7% increase in real estate and construction loans.

The allowance for credit losses increased $74,000 to $1,706,000 at March 31, 2004 from $1,632,000 at December 31, 2003. The increase in the allowance is attributed to the addition of a provision for credit losses of $75,000 and net charge-offs on loans deemed uncollectible of $1,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At March 31, 2004 and December 31, 2003 the allowance for credit losses to total loans was 0.92% and 0.97% respectively. Non performing assets as of March 31, 2004 and December 31, 2003 were $40,000 and $27,000, respectively.

Deposits of $200.4 million at March 31, 2004 represent a $9.8 million or 5.1% increase from December 31, 2003 deposits of $190.6 million. The increase was due to a $9.3 million or a 7.9% increase in core deposits which include demand deposit accounts, NOW accounts, savings and money markets and an increase of $0.5 million or 0.7% in IRAs and certificates of deposit.

Federal Home Loan Bank borrowings totaled $15.0 million at March 31, 2004 compared to $10 million at December 31, 2003. The borrowings were made under the Federal Home Loan Bank of Atlanta’s convertible advance program with an average remaining life of 3 years and an average cost of 4.03%. The most recent borrowing under this program was made on March 19, 2004 for $5.0 million at an annual rate of 2.85%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 4.26%.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003.

General. Net income for the three months ended March 31, 2004 totaled $413,000 or $0.14 per basic and $0.13 per diluted share compared to $324,000 or $0.11 per basic and $0.11 per diluted share for the three months ended March 31, 2003. Net interest income improved by $267,000 or 13.7% for the three months ended March 31, 2004 compared to the same in period in 2003, while noninterest income of $493,000 improved by $44,000, a 9.8%

increase. Offsetting these improvements was an increase in noninterest expense of $134,000 or 7.2%. The Bank recorded $75,000 in provision for credit losses during the three months ended March 31, 2004, while $25,000 in provision expense was recorded during the same period in 2003.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The current cash surrender value of the policies included in other assets is $3.4 million compared to $3.3 million at March 31, 2003. The Bank recorded income from the insurance policies for the three-month period ended March 31, 2004 of $58,000 compared to $37,000 for the same period in 2003 and incurred $12,000 in expense to accrue the retirement benefits for the three months ended March 31, 2004 compared to $12,000 for the same period in 2003.

Interest Income. Interest income increased $246,000 or 8.9% as a result of an increase in loan volumes offset by lower loan yields. The yield on the loan portfolio declined to 6.16% for the three months ended March 31, 2004 from 6.71% for the three months ended March 31, 2003. The yield on the investment portfolio dropped to 3.57% for the three months ended March 31, 2004 compared to 4.29% for the same period in 2003 as a result of continued lower interest rates.

Interest Expense. Interest expense decreased by $21,000 or 2.6% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This decrease was due to a decline in the average rate of interest paid on all interest bearing liabilities to 1.75% for the three months ended March 31, 2004 from 2.05% for the three months ended March 31, 2003. Interest expense on long-term borrowings and junior subordinated debentures was $172,000 for the three months ended March 31, 2004 compared to $115,000 for the three months ended March 31, 2003, an increase of 50.0%. The increase is a result of the first full year impact of interest on the junior subordinated debentures and the additional $5 million Federal Home Loan Bank convertible advance.

Net Interest Income. Net interest income improved by $267,000 or 13.7% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The improvement was due primarily to an increase in volume of all loan types aided by lower interest costs on all deposit products.

For the three months ended March 31, 2004, the net interest margin decreased slightly to 4.08% compared to 4.13% for the three months ended March 31, 2003. The decrease in net interest margin was the result of lower yields on federal funds sold, investments and loans due to the overall decrease in market interest rates. The yield on earning assets decreased to 5.55% in the first three months of 2004 from 6.00% in the first three months of 2003, while the cost of interest bearing liabilities for the same periods decreased to 1.75% from 2.03%.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $75,000 for the three months ended March 31, 2004 compared to $25,000 for the same period in 2003. The provision was based in part upon the growth in total gross loans recorded for the three months ended March 31, 2004. Total gross loans grew by $16.8 million for the three month period ended March 31, 2004. The Bank recorded net charge-offs of $1,000 on loans deemed uncollectible

Noninterest Income. Noninterest income increased by $44,000 or 9.8% to $493,000 for the three months ended March 31, 2004 from $449,000 for the same period of 2003. The increase in noninterest income was due to increased income on bank owned life insurance and increased transaction-based deposit fees offset by a decrease in mortgage banking fees.

Noninterest Expense. Noninterest expense increased by $134,000 or 7.2% for the three months ended March 31, 2004. The increase in noninterest expense resulted from higher compensation costs of $78,000 due to the addition of several analytical positions, higher benefit and payroll tax costs and the expensing the estimated value of stock options that vested during the first quarter of 2004. Occupancy and equipment costs decreased slightly by $8,000 due to lower depreciation costs on Bank owned furniture and equipment. Offsetting the favorable variance were higher costs associated with snow removal and other weather related repairs. Data processing costs continued to increase as both loan and deposit account volume increased.

Income Tax Expense. The Company recorded current income tax expense for the three-month period ended March 31, 2004 of $249,000 and a deferred income tax benefit of $31,000. This amount includes $190,000 of federal income taxes and $28,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 34.5% for the three months ended March 31, 2004 versus 35.7% for the three months ended March 31, 2003.

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

The Company’s major source of liquidity is its deposit base. At March 31, 2004, total deposits were $200.4 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $126.3 million or 63.0% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2004, federal funds sold totaled $4.6 million while investments available-for-sale totaled $39.2 million.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta (“FHLB”) is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At March 31, 2004 the Company had a $99.0 million credit limit with the FHLB with advances outstanding of $15.0 million. The Company had collateral sufficient to borrow up to $32.0 million of the remaining $84.0 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $8.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41063% to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 4.26%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the three months ended March 31, 2004 totaled $54,000 compared to $3,000 for the same period of 2003.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the three months ended March 31, 2004 totaled $6,000 compared to $2,000 in 2003.

Capital Resources

Total stockholders’ equity was $17.1 million at March 31, 2004, representing an increase of $686,000 or 4.2% from December 31, 2003. The growth of stockholders’ equity in the first three months of 2003 was primarily attributable to the earnings of the Company in the amount of $413,000 the exercise of stock options of $26,000, and an increase in accumulated other comprehensive income of $247,000 resulting from improved market values of securities available-for-sale.

No dividends were paid for the three months ended March 31, 2004 or March 31, 2003.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	March 31, 2004	December 31, 2003	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	11.4%	12.2%	4.0%
Total Capital	12.3%	13.1%	8.0%
Tier 1 Leverage Ratio	9.3%	9.4%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. The Company believes that the Board of Governors of the Federal Reserve System, which is the holding Company’s banking regulator, may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. At this time, it is not possible to estimate the effect, if any, on the Company’s Tier 1 regulatory capital as a result of any future action taken by the Board of Governors of the Federal Reserve System. However, as of March 31, 2004, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules of the Federal Deposit Insurance Act and still would have been considered “well-capitalized” if the trust preferred securities had been excluded from regulatory capital. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001, as amended (the “Patriot Act”), has imposed substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs.

Sarbanes-Oxley

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Sarbanes-Oxley represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. It is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. The provisions of Sarbanes-Oxley took effect upon passage and are subject to rulemaking by the Securities and Exchange Commission and the self-regulatory organizations. Some of the changes included in the new, amended and proposed regulations:

•	Require accelerated annual and quarterly reporting and require CEOs and CFOs to certify their company’s financial reports, filings and control systems;

•	Require increased disclosure and reporting obligations for the company, its officers and directors, and its affiliates;

•	Require that the company comply with new audit committee independence and auditor independence requirements; and

•	Implement new corporate responsibility requirements and provide additional corporate and criminal fraud accountability.

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

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Certificate of Incorporation of Annapolis National Bancorp, Inc.*

	3.2	Bylaws of Annapolis National Bancorp, Inc.*

	3.3	Articles of Incorporation of BankAnnapolis**

	3.4	Bylaws of BankAnnapolis**

	31.1	Certification Pursuant To Sarbanes-Oxley Section 302

	31.2	Certification Pursuant To Sarbanes-Oxley Section 302

	32.1	Certification Pursuant To18 U.S.C. Section 1350

	32.2	Certification Pursuant To18 U.S.C. Section 1350

(b)	Reports on Form 8-K

The Company furnished a Form 8-K on May 4, 2004 announcing first quarter 2004 earnings

*	Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on March 23, 1997.
**	Incorporated by reference to Form 10K-SB Annual Report for the fiscal year ended December 31, 2003, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 24, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC. (Registrant)

Date: May 7, 2004	/s/ Richard M. Lerner
Richard M. Lerner Chief Executive Officer

Date: May 7, 2004	/s/ Margaret Theiss Faison
Margaret Theiss Faison Chief Financial Officer