Form 10QSB
period 2004-06-30
ANNAPOLIS NATIONAL BANCORP INC
filed 2004-08-11
CIK 1041429

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

At August 10, 2004, the Registrant had 3,034,193 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of June 30, 2004 and December 31, 2003

(in thousands)

	(Unaudited) June 30, 2004	(Audited) December 31, 2003
Assets
Cash and due from banks	$6,254	$6,033
Federal funds sold and other overnight investments	16,592	8,014
Investment securities available for sale	41,033	37,465
Federal Reserve Bank stock, at cost	504	504
Loans, less allowance for credit losses of $1,757 and $1,632	190,396	167,123
Premises and equipment, net	6,987	6,936
Accrued interest receivable	885	869
Deferred income taxes	741	477
Investment in bank owned life insurance	3,447	3,356
Other assets	497	561

Total assets	$267,336	$231,338

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$46,840	$33,385
Interest-bearing	173,524	157,192

Total deposits	220,364	190,577
Securities sold under agreements to repurchase	9,258	8,745
Long-term borrowings	15,000	10,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	715	568

Total liabilities	250,337	214,890

Stockholders’ Equity
Common stock - $0.01 par value	30	30
Paid in capital	12,972	12,898
Retained earnings	4,574	3,704
Accumulated other comprehensive loss	(577)	(184)

Total stockholders’ equity	16,999	16,448

Total liabilities and stockholders’ equity	$267,336	$231,338

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

for the Three and Six Month Periods Ended June 30, 2004 and 2003

(unaudited)

(in thousands, except Per Share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans	$2,806	$2,539	$5,464	$5,059
Investment securities	370	288	711	482
Federal funds sold and overnight investments	20	67	36	122

Total interest income	3,196	2,894	6,211	5,663

Interest expense:
Interest-bearing deposits	618	657	1,211	1,312
Securities sold under agreements to repurchase	34	51	67	100
Long-term borrowings	151	114	269	226
Junior subordinated debentures	55	58	109	61

Total interest expense	858	880	1,656	1,699

Net interest income	2,338	2,014	4,555	3,964
Provision for credit losses	50	—	125	25

Net interest income after provision for credit losses	2,288	2,014	4,430	3,939

Noninterest income
Service charges and fees	342	268	647	497
Mortgage banking fees	65	143	116	249
Other fee income	112	112	249	226

Total noninterest income	519	523	1,012	972

Noninterest expense
Personnel	1,174	1,028	2,316	2,092
Occupancy and equipment	235	241	472	486
Data processing	228	209	451	412
Other operating expenses	443	438	845	796

Total noninterest expense	2,080	1,916	4,084	3,786

Income before income taxes	727	621	1,358	1,125
Income tax expense	270	219	488	399

Net income	$457	$402	$870	$726

Basic Earnings Per Share	$0.15	$0.13	$0.29	$0.24

Diluted Earnings Per Share	$0.15	$0.13	$0.28	$0.24

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Six Month Periods Ended June 30, 2004 and 2003

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$870	$726
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(61)	(28)
Depreciation and amortization of furniture, equipment and leasehold improvements	208	239
Amortization of premiums and accretions of discounts, net	5	4
Provision for credit losses	125	25
Directors fees	15	13
(Increase) decrease in:
Accrued interest receivable	(16)	(4)
Cash surrender value of bank-owned life insurance	(91)	(73)
Other assets	33	(184)
(Decrease) increase in:
Accrued interest payable	(14)	15
Other liabilities	161	100

Net cash provided by operating activities	1,235	833
Cash flows from investing activities
Net increase in loans	(23,398)	(7,693)
Purchase of investment securities - available-for-sale	(8,518)	(27,360)
Proceeds from maturity of securities and principal repayments	4,349	12,000
Net increase in federal funds sold and other overnight investments	(8,578)	(11,628)
Purchase of furniture, equipment and leasehold improvements	(228)	(94)

Net cash used in investing activities	(36,373)	(34,775)
Cash flows from financing activities
Net increase in deposits	29,787	30,425
Issuance of guaranteed junior subordinate debentures	—	5,000
Net increase in securities sold under agreements to repurchase	513	1,945
Net increase in long-term borrowings	5,000	—
Stock options exercised	59	13

Net cash provided by financing activities	35,359	37,383

Net increase in cash	221	3,441
Cash and due from banks, beginning of period	6,033	6,725

Cash and due from banks, end of period	$6,254	$10,166

Supplemental cash flow information
Interest paid	$1,641	$1,626
Income taxes paid	$621	$392
Non-cash transactions:
Issuance of restricted stock and stock options expensed	$21	$13

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

for the Six Month Periods Ended June 30, 2004 and 2003

(dollars in thousands)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital
Balance, January 1, 2004	3,019,378	$30	$12,898	$3,704	$(184)	$16,448
Net income	—	—	—	870	—	870	$870
Stock options exercised	12,614	—	59		—	59
Issuance of restricted stock	2,201	—	15	—	—	15
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(393)	(393)	(393)

Balances, June 30, 2004 (unaudited)	3,034,193	$30	$12,972	$4,574	$(577)	16,999	$477

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital
Balance, January 1, 2003	3,010,393	$30	$12,859	$2,030	$159	$15,078
Net income	—	—	—	726	—	726	$726
Stock options exercised	3,500	—	13	—	—	13
Issuance of restricted stock	2,201	—	13	—	—	13
Unrealized gain on investment securities available for sale, net of tax	—	—	—	—	133	133	133

Balances, June 30, 2003 (unaudited)	3,016,094	$30	$12,885	$2,756	$292	$15,963	$859

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2003. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2004.

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

Awards under the Company’s stock compensation plans vest over a five year period. Therefore, the expense related to stock option compensation included in the determination of net income for the three and six months ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.

The weighted average fair value of options granted during 2004 and 2003 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2004	2003
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.54%	4.90%
Expected volatility	19.43%	15.00%
Expected life in years	7	10

The net income and earnings per share implications if the fair value method had been applied to all awards which vested during the three and six months ended June 30, 2004 and 2003 would have been as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$457	$402	$870	$726
Add: Stock option employee compensation expense included in reported net income, net of related tax effect	3	—	6	—
Deduct: Total stock option employee compensation expense determined under the fair value method for all awards vested during the period, net of related tax effects	(33)	(18)	(68)	(36)

Pro forma net income	$427	$384	$808	$690

Basic earnings per share
As reported	$0.15	$0.13	$0.29	$0.24
Pro forma	$0.14	$0.13	$0.27	$0.23
Diluted earnings per share
As reported	$0.15	$0.13	$0.28	$0.24
Pro forma	$0.14	$0.13	$0.26	$0.23

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$457	$402	$870	$726

Average shares outstanding	3,030	3,015	3,027	3,014
Basic Earnings Per Share	$0.15	$0.13	$0.29	$0.24

Net income	$457	$402	$870	$726
Average shares outstanding before the effect of options	3,030	3,015	3,027	3,014
Effect of options	67	36	67	34
Average shares outstanding including options	3,097	3,051	3,094	3,048
Diluted Earnings Per Share	$0.15	$0.13	$0.28	$0.24

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

Item 2 – Management’s Discussion and Analysis

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets at June 30, 2004 were $267.3 million, an increase of $36.0 million or 15.6% from total assets at December 31, 2003 of $231.3 million. Federal funds sold, other overnight investments and securities available-for-sale increased $12.1 million or 26.7% as a large in-flow of deposits was received just prior to quarter end.

Net loans receivable at June 30, 2004 were $190.4 million, up from $167.1 million at December 31, 2003, an increase of $23.3 million or 13.9%. The increase primarily resulted from a $19.5 million or 18.1% increase in commercial and residential real estate and construction loans.

The allowance for credit losses increased $125,000 to $1,757,000 at June 30, 2004 from $1,632,000 at December 31, 2003. The increase in the allowance is attributed to the addition of a provision for credit losses of $125,000. Net recoveries on loans previously deemed uncollectible amounted to less than $1,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At June 30, 2004 and December 31, 2003 the allowance for credit losses to total loans was 0.91% and 0.97%, respectively. Non performing assets as of June 30, 2004 and December 31, 2003 were $24,000 and $27,000, respectively.

Deposits of $220.4 million at June 30, 2004 represent a $29.8 million or 15.6% increase from December 31, 2003 deposits of $190.6 million. The increase was due to a $25.5 million or a 21.8% increase in core deposits which include demand deposit accounts, NOW accounts, savings and money markets and an increase of $4.2 million or 5.7% in IRAs and certificates of deposit.

Federal Home Loan Bank borrowings totaled $15.0 million at June 30, 2004 compared to $10 million at December 31, 2003. The borrowings were made under the Federal Home Loan Bank of Atlanta’s convertible advance program with an average remaining life of 2.8 years and an average cost of 4.03%. The most recent borrowing under this program was made on March 19, 2004 for $5.0 million at an annual rate of 2.85%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 4.74%.

Comparison of Operating Results for the Six Months Ended June 30, 2004 and 2003.

General. Net income for the six months ended June 30, 2004 totaled $870,000 or $0.29 per basic and $0.28 per diluted share compared to $726,000 or $0.24 per basic and $0.24 per diluted share for the six months ended June 30, 2003. Net interest income improved by $591,000 or 14.9% for the six months ended June 30, 2004 compared to the same in period in 2003, while noninterest income of $1.0 million improved by $40,000, a

4.1% increase. Offsetting these improvements was an increase in noninterest expense of $298,000 or 7.9%. The Bank recorded $125,000 in provision for credit losses during the six months ended June 30, 2004, while $25,000 in provision expense was recorded during the same period in 2003.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The current cash surrender value of the policies included in other assets is $3.4 million compared to $3.3 million at June 30, 2003. The Bank recorded income from the insurance policies for the six-month period ended June 30, 2004 of $91,000 compared to $73,000 for the same period in 2003 and incurred $24,000 in expense to accrue the retirement benefits for the six months ended June 30, 2004 compared to $24,000 for the same period in 2003.

Interest Income. Interest income increased $548,000 or 9.7% as a result of an increase in loan volumes offset by lower loan yields. The yield on the loan portfolio declined to 6.08% for the six months ended June 30, 2004 from 6.72% for the six months ended June 30, 2003. The yield on the investment portfolio dropped to 3.62% for the six months ended June 30, 2004 compared to 4.06% for the same period in 2003 as a result of continued lower interest rates.

Interest Expense. Interest expense decreased by $43,000 or 2.5% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This decrease was due to a decline in the average rate of interest paid on all interest bearing liabilities to 1.74% for the six months ended June 30, 2004 from 2.04% for the six months ended June 30, 2003. Interest expense on long-term borrowings and junior subordinated debentures was $378,000 for the six months ended June 30, 2004 compared to $287,000 for the six months ended June 30, 2003, an increase of $91,000 or 31.7%. The increase is a result of the first full year impact of interest on the junior subordinated debentures and the cost associated with the additional $5 million Federal Home Loan Bank convertible advance.

Net Interest Income. Net interest income improved by $591,000 or 14.9% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The improvement was due primarily to an increase in volume of all loan types aided by lower interest costs on all deposit products.

For the six months ended June 30, 2004, the net interest margin decreased slightly to 4.02% compared to 4.07% for the six months ended June 30, 2003. The decrease in net interest margin was the result of lower yields on federal funds sold, investments and loans due to the overall decrease in market interest rates. The yield on earning assets decreased to 5.49% in the first six months of 2004 from 5.81% in the first six months of 2003, while the cost of interest bearing liabilities for the same periods decreased to 1.74% from 2.04%.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $125,000 for the six months ended June 30, 2004 compared to $25,000 for the same period in 2003. The provision was based in part upon the growth in total gross loans recorded for the six months ended June 30, 2004. Total gross loans grew by $23.4 million for the six month period ended June 30, 2004. The Bank recorded net recoveries of slightly less than $1,000 for the six months ended June 30, 2004.

Noninterest Income. Noninterest income increased by $40,000 or 4.1% to $1.0 million for the six months ended June 30, 2004 from $972,000 for the same period of 2003. The increase in noninterest income was due to increased income on transaction-based deposit fees and bank owned life insurance offset by a decrease in mortgage banking fees.

Noninterest Expense. Noninterest expense increased by $298,000 or 7.9% for the six months ended June 30, 2004. The increase in noninterest expense resulted from higher compensation expense of $224,000 due to higher benefit and payroll tax costs and the expensing the estimated value of stock options that vested during the first six months of 2004. Occupancy and equipment costs decreased by $14,000 due to lower maintenance and repair costs. Professional service fees increased as additional audit services were contracted to cover internet banking and data processing costs continued to increase as both loan and deposit account volume increased.

Income Tax Expense. The Company recorded current income tax expense for the six-month period ended June 30, 2004 of $488,000. This amount includes $422,000 of federal income taxes and $66,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 33.5% for the six months ended June 30, 2004 versus 35.7% for the six months ended June 30, 2003.

Comparison of Operating Results for the Three Months Ended June 30, 2004 and 2003.

General. Net income for the three months ended June 30, 2004 totaled $457,000 or $0.15 per basic and $0.15 per diluted share compared to $402,000 or $0.13 per basic and $0.13 per diluted share for the three months ended June 30, 2003. Net interest income improved by $324,000 or 16.1% for the three months ended June 30, 2004 compared to the same in period in 2003. Offsetting the improvement in net interest income was a slight decrease in noninterest income of $4,000 or 0.8% and an increase in noninterest expense of $164,000 or 8.6%. The Bank recorded $50,000 in provision for credit losses during the three months ended June 30, 2004, while no provision expense was recorded during the same period in 2003.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The current cash surrender value of the policies included in other assets is $3.4 million compared to $3.3 million at June 30, 2003. The Bank recorded income from the insurance policies for the three-month period ended June 30, 2004 of $33,000 compared to $35,000 for the same period in 2003 and incurred $12,000 in expense to accrue the retirement benefits for the three months ended June 30, 2004 compared to $12,000 for the same period in 2003.

Interest Income. Interest income increased $302,000 or 10.4% as a result of an increase in loan volumes offset by lower loan yields. The yield on the loan portfolio declined to 6.02% for the three months ended June 30, 2004 from 6.64% for the three months ended June 30, 2003. The yield on the investment portfolio dropped to 3.67% for the three months ended June 30, 2004 compared to 3.93% for the same period in 2003 as a result of continued lower interest rates.

Interest Expense. Interest expense decreased by $22,000 or 2.5% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This decrease was due to a decline in the average rate of interest paid on all interest bearing liabilities to 1.74% for the three months ended June 30, 2004 from 2.00% for the three months ended June 30, 2003. Interest expense on long-term borrowings and junior subordinated debentures was $206,000 for the three months ended June 30, 2004 compared to $172,000 for the three months ended June 30, 2003, an increase of 19.8%. The increase is a result of the first full year impact of interest on the junior subordinated debentures and the additional $5 million Federal Home Loan Bank convertible advance.

Net Interest Income. Net interest income improved by $324,000 or 16.1% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The improvement was due primarily to an increase in volume of all loan types aided by lower interest costs on all deposit products.

For the three months ended June 30, 2004, the net interest margin increased slightly to 3.98% compared to 3.93% for the three months ended June 30, 2003. The increase in net interest margin was the result of improved loan volumes. The yield on earning assets decreased to 5.45% for the three months ended June 30, 2004 from 5.64% for the three months ended June 30, 2003, while the cost of interest bearing liabilities for the same periods decreased to 1.74% from 2.00%.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $50,000 for the three months ended June 30, 2004 compared to zero for the same period in 2003. The provision was based in part upon the growth in total gross loans recorded for the three months ended June 30, 2004. Total gross loans grew by $6.5 million for the three month period ended June 30, 2004. The Bank recorded net recoveries of slightly less than $1,000 on loans previously charged-off.

Noninterest Income. Noninterest income decreased by $4,000 or 0.8% to $519,000 for the three months ended June 30, 2004 from $523,000 for the same period of 2003. The decrease in noninterest income was due to a decrease in mortgage banking fees of $78,000 offset by an increase in transaction based deposit fees.

Noninterest Expense. Noninterest expense increased by $164,000 or 8.6% for the three months ended June 30, 2004. The increase in noninterest expense resulted from higher compensation costs of $146,000 due to higher benefit and payroll tax costs and the expensing the estimated value of stock options that vested during the second quarter of 2004. Occupancy and equipment costs decreased slightly by $6,000 due to lower maintenance expense. Data processing expense increased $19,000 for the quarter as account volumes increased and the company converted to a new items processing service provider.

Income Tax Expense. The Company recorded current income tax expense for the three-month period ended June 30, 2004 of $270,000. This amount includes $190,000 of federal income taxes and $28,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 34.5% for the three months ended June 30, 2004 versus 35.7% for the three months ended June 30, 2003.

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

The Company’s major source of liquidity is its deposit base. At June 30, 2004, total deposits were $220.4 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $142.5 million or 64.7% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At June 30, 2004, federal funds sold totaled $16.6 million while investments available-for-sale totaled $41.5 million.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta (“FHLB”) is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At June 30, 2004 the Company had a $106.9.0 million credit limit with the FHLB with advances outstanding of $15.0 million. The Company had collateral sufficient to borrow up to $20.3 million of the remaining $91.9 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $8.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41% to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 4.74%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company.

These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the three months ended June 30, 2004 totaled $55,000 compared to $58,000 for the same period of 2003.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the three months ended June 30, 2004 and 2003 totaled $6,000.

Capital Resources

Total stockholders’ equity was $17.0 million at June 30, 2004, representing an increase of $551,000 or 3.3% from December 31, 2003. The growth of stockholders’ equity in the first six months of 2004 was primarily attributable to the earnings of the Company in the amount of $870,000, the exercise of stock options of $59,000, and a decrease in accumulated other comprehensive income of $393,000 resulting from declined market values of securities available-for-sale.

No dividends were paid for the three months ended June 30, 2004 or June 30, 2003.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	June 30, 2004	December 31, 2003	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	11.1%	12.2%	4.0%
Total Capital	12.0%	13.1%	8.0%
Tier 1 Leverage Ratio	8.8%	9.4%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of June 30, 2004, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 20, 2004, at 6:00 p.m., Eastern Daylight Savings Time, at the BankAnnapolis Headquarters Building, 1000 Bestgate Road, Suite 300, Annapolis, Maryland 21401.

The Company received the following shares voted for the election of directors:

	For	Percentage	Withheld	Percentage
Clyde E. Culp, III	2,592,610	96.0%	109,051	4.0%
Stanley J. Klos, Jr.	2,590,137	95.9%	111,524	4.1%
Richard M. Lerner	2,594,710	96.0%	106,951	4.0%
Nancy Lowell	2,592,177	96.0%	109,484	4.1%
Clifford T. Solomon	2,592,610	96.0%	109,051	4.0%

The Company received the following shares voted for ratification of Stegman & Company as the independent auditor of the Company for the year ending December 31, 2004:

For	Percentage	Against	Percentage	Abstain	Percentage
2,689,978	99.6%	10,397	0.40%	1,286	0.00%

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of Annapolis National Bancorp, Inc.*

3.2	Bylaws of Annapolis National Bancorp, Inc.*

3.3	Articles of Incorporation of BankAnnapolis**

3.4	Bylaws of BankAnnapolis**

31.1	Certification Pursuant To Sarbanes-Oxley Section 302

31.2	Certification Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To18 U.S.C. Section 1350

32.2	Certification Pursuant To18 U.S.C. Section 1350

(b)	Reports on Form 8-K

  The Company furnished a Form 8-K on July 28, 2004 announcing second quarter 2004 earnings

*	Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on March 23, 1997.
**	Incorporated by reference to Form 10K-SB Annual Report for the fiscal year ended December 31, 2003, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 24, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: August 10, 2004	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: August 10, 2004	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer