Form 10QSB
period 2004-09-30
ANNAPOLIS NATIONAL BANCORP INC
filed 2004-11-10
CIK 1041429

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

At November 10, 2004, the Registrant had 3,037,926 shares of Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of September 30, 2004 and December 31, 2003

(in thousands)

	(Unaudited) September 30, 2004	(Audited) December 31, 2003
Assets
Cash and due from banks	$8,916	$6,033
Federal funds sold and other overnight investments	14,174	8,014
Investment securities available for sale	38,307	37,465
Federal Reserve Bank stock, at cost	504	504
Loans, less allowance for credit losses of $1,805 and $1,632	196,896	167,123
Premises and equipment, net	7,007	6,936
Accrued interest receivable	1,004	869
Deferred income taxes	535	477
Investment in bank owned life insurance	3,479	3,356
Other assets	479	561

Total assets	$271,301	$231,338

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$44,404	$33,385
Interest-bearing	177,841	157,192

Total deposits	222,245	190,577
Securities sold under agreements to repurchase	10,071	8,745
Long-term borrowings	15,000	10,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	972	568

Total liabilities	253,288	214,890

Stockholders’ Equity
Common stock - $0.01 par value	30	30
Paid in capital	12,986	12,898
Retained earnings	5,122	3,704
Accumulated other comprehensive loss	(125)	(184)

Total stockholders’ equity	18,013	16,448

Total liabilities and stockholders’ equity	$271,301	$231,338

See accompanying notes to consolidated financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

for the Three and Nine Month Periods Ended September 30, 2004 and 2003

(unaudited)

(in thousands, except Per Share data)

	For the Three Months Ended September 30 ,				For the Nine Months Ended September 30 ,
	2004		2003		2004		2003
Interest income:
Loans	$2,954		$2,451		$8,418		$7,510
Investment securities	380		367		1,091		849
Federal funds sold and overnight investments	30		49		66		171

Total interest income	3,364		2,867		9,575		8,530
Interest expense:
Interest-bearing deposits	648		634		1,859		1,946
Securities sold under agreements to repurchase	43		47		110		147
Long-term borrowings	151		115		420		341
Junior subordinated debentures	61		52		170		113

Total interest expense	903		848		2,559		2,547

Net interest income	2,461		2,019		7,016		5,983
Provision for credit losses	63		—		188		25

Net interest income after provision for credit losses	2,398		2,019		6,828		5,958
Noninterest income
Service charges and fees	330		349		1,150		846
Mortgage banking fees	57		124		173		373
Other fee income	113		108		362		334

Total noninterest income	500		581		1,512		1,553
Noninterest expense
Personnel	1,181		1,093		3,497		3,185
Occupancy and equipment	241		260		713		746
Data processing	218		213		669		625
Other operating expenses	384		357		1,229		1,153

Total noninterest expense	2,024		1,923		6,108		5,709
Income before income taxes	874		677		2,232		1,802
Income tax expense	326		239		814		638

Net income	$548		$438		$1,418		$1,164

Basic Earnings Per Share	$0.14	*	$0.11	*	$0.35	*	$0.29	*

Diluted Earnings Per Share	$0.13	*	$0.11	*	$0.34	*	$0.28	*

*Earnings	per share adjusted for the effect of a four- for-three stock split in the form of a stock dividend declared on October 19, 2004 to be paid December 3, 2004.

See accompanying notes to consolidated financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Nine Month Periods Ended September 30, 2004 and 2003

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$1,418	$1,164
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(88)	(32)
Depreciation and amortization of furniture, equipment and leasehold improvements	313	360
Amortization of premiums and accretions of discounts, net	8	6
Provision for credit losses	188	25
Directors fees	15	13
(Increase) decrease in:
Accrued interest receivable	(135)	(148)
Cash surrender value of bank-owned life insurance	(123)	(103)
Other assets	48	(149)
Increase in:
Accrued interest payable	17	13
Other liabilities	387	364

Net cash provided by operating activities	2,048	1,513
Cash flows from investing activities
Net increase in loans	(29,961)	(7,069)
Purchase of investment securities - available-for-sale	(8,110)	(43,613)
Proceeds from maturity of securities and principal repayments	7,349	16,987
Net (increase) decrease in federal funds sold and other overnight investments	(6,160)	5,032
Purchase of furniture, equipment and leasehold improvements	(350)	(159)

Net cash used in investing activities	(37,232)	(28,822)
Cash flows from financing activities
Net increase in deposits	31,668	24,500
Issuance of guaranteed junior subordinate debentures	—	5,000
Net increase in securities sold under agreements to repurchase	1,326	361
Increase in long-term borrowings	5,000	—
Stock options exercised	73	17

Net cash provided by financing activities	38,067	29,878

Net increase in cash	2,883	2,569
Cash and due from banks, beginning of period	6,033	6,725

Cash and due from banks, end of period	$8,916	$9,294

Supplemental cash flow information
Interest paid	$2,542	$2,473
Income taxes paid	$726	$524
Non-cash transactions:
Issuance of restricted stock and stock options expensed	$25	$13

See accompanying notes to consolidated financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

for the Nine Month Periods Ended September 30, 2004 and 2003

(dollars in thousands)

					Accumulated Other Comprehensive Income (loss)
	Common Stock
	Shares	Par Value	Paid in Capital	Retained Earnings		Total	Comprehensive Income
Balance, January 1, 2004	3,019,378	$30	$12,898	$3,704	$(184)	$16,448
Net income	—	—	—	1,418	—	1,418	$1,418
Stock options exercised	16,347	—	73		—	73
Issuance of restricted stock	2,201	—	15	—	—	15
Unrealized gain on investment securities available for sale, net of tax	—	—	—	—	59	59	59

Balances, September 30, 2004 (unaudited)	3,037,926	$30	$12,986	$5,122	$(125)	18,013	$1,477

					Accumulated Other Comprehensive Income (loss)
	Common Stock
	Shares	Par Value	Paid in Capital	Retained Earnings		Total	Comprehensive Income
Balance, January 1, 2003	3,010,393	$30	$12,859	$2,030	$159	$15,078
Net income	—	—	—	1,164	—	1,164	$1,164
Stock options exercised	4,651	—	17	—	—	17
Issuance of restricted stock	2,201	—	13	—	—	13
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(257)	(257)	(257)

Balances, September 30, 2003 (unaudited)	3,017,245	$30	$12,889	$3,194	$(98)	$16,015	$907

See accompanying notes to consolidated financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2003. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2004.

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

Awards under the Company’s stock compensation plans vest over a five year period. Therefore, the expense related to stock option compensation included in the determination of net income for the three and nine months ended September 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.

The weighted average fair value of options granted during 2004 and 2003 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	September 30,
	2004	2003
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.59%	4.90%
Expected volatility	38.91%	15.00%
Expected life in years	7	10

The net income and earnings per share implications if the fair value method had been applied to all awards which vested during the three and nine months ended September 30, 2004 and 2003 would have been as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2004		2003		2004		2003
Net income as reported	$548		$438		$1,418		$1,164
Add: Stock option employee compensation expense included in reported net income, net of related tax effect	2		—		5		—
Deduct: Total stock option employee compensation expense determined under the fair value method for all awards vested during the period, net of related tax effects	(8)		(18)		(33)		(54)

Pro forma net income	$542		$420		$1,390		$1,110

Basic earnings per share
As reported	$0.14	*	$0.11	*	$0.35	*	$0.29	*
Pro forma	$0.13	*	$0.10	*	$0.34	*	$0.28	*
Diluted earnings per share
As reported	$0.13	*	$0.11	*	$0.34	*	$0.28	*
Pro forma	$0.13	*	$0.10	*	$0.34	*	$0.27	*

*Earnings	per share adjusted for the effect of a four-for-three stock split in the form of a stock dividend declared on October 19, 2004 to be paid December 3, 2004.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$548	$438	$1,418	$1,164

Average shares outstanding	4,049	4,030	4,040	4,027
Basic Earnings Per Share*	$0.14	$0.11	$0.35	$0.29

Net income	$548	$438	$1,418	$1,164
Average shares outstanding before the effect of options	4,049	4,023	4,040	4,027

Effect of options	84	65	85	60
Average shares outstanding including options	4,133	4,081	4,124	4,087
Diluted Earnings Per Share*	$0.13	$0.11	$0.34	$0.28

*Earnings	per share data adjusted for the effect of the four-for-three stock split in the form of a stock dividend declared on October 19, 2004 to be paid on December 3, 2004.

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

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets at September 30, 2004 were $271.3 million, an increase of $40.0 million or 17.3% from total assets at December 31, 2003 of $231.3 million. Cash, federal funds sold, other overnight investments and securities available-for-sale increased $9.9 million or 19.0% as deposit volume continued to increase.

Net loans receivable at September 30, 2004 were $196.9 million, up from $167.1 million at December 31, 2003, an increase of $29.8 million or 17.8%. The increase primarily resulted from a $27.2 million or 25.2% increase in residential real estate and construction loans.

The allowance for credit losses increased $173,000 to $1,805,000 at September 30, 2004 from $1,632,000 at December 31, 2003. The increase in the allowance is attributed to the addition of a provision for credit losses of $188,000. Net charge-offs on loans deemed uncollectible amounted to $15,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At September 30, 2004 and December 31, 2003 the allowance for credit losses to total loans was 0.91% and 0.97%, respectively. Non performing assets as of September 30, 2004 and December 31, 2003 were $115,000 and $27,000, respectively.

Deposits of $222.2 million at September 30, 2004 represent a $31.6 million or 16.6% increase from December 31, 2003 deposits of $190.6 million. The increase was due to a $23.7 million or a 20.3% increase in core deposits which include demand deposit accounts, NOW accounts, savings and money markets. IRAs and certificates of deposit increased $7.9 million or 10.7%.

Federal Home Loan Bank borrowings totaled $15.0 million at September 30, 2004 compared to $10 million at December 31, 2003. The borrowings were made under the Federal Home Loan Bank of Atlanta’s convertible advance program with an average remaining life of 2.8 years and an average cost of 4.03%. The most recent borrowing under this program was made on March 19, 2004 for $5.0 million at an annual rate of 2.85%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 5.10%.

The per share financial information contained in the Comparison of Operating Results Sections of this report takes into account the effects of a four-for-three stock split in the form of a stock dividend declared by the Annapolis Bancorp Board of Directors on October 19, 2004. Shareholders of record on November 5, 2004 will receive one additional share of Annapolis Bancorp, Inc. common stock for every three shares they own, payable on December 3, 2004.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003.

General. Net income for the nine months ended September 30, 2004 totaled $1.4 million or $0.35 per basic and $0.34 per diluted share compared to $1.2 million or $0.29 per basic and $0.28 per diluted share for the nine months ended September 30, 2003. Net interest income improved by $1.0 million or 17.3% for the nine months ended September 30, 2004 compared to the same in period in 2003. Offsetting the improvement in net interest income was a decrease in noninterest income of $41,000, a 2.6% decrease and an increase in noninterest expense of $399,000 or 7.0%. The Bank recorded $188,000 in provision for credit losses during the nine months ended September 30, 2004 while $25,000 in provision expense was recorded during the same period in 2003.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for certain senior bank executives. The current cash surrender value of the policies included in other assets is $3.5 million compared to $3.4 million at September 30, 2003. The Bank recorded income from the insurance policies for the nine-month period ended September 30, 2004 of $123,000 compared to $103,000 for the same period in 2003 and incurred $36,000 in expense to accrue the retirement benefits for each of the nine month periods ended September 30, 2004 and 2003.

Interest Income. Interest income increased $1.0 million or 12.3% as a result of an increase in loan volumes offset by lower loan yields. The yield on the loan portfolio declined to 6.08% for the nine months ended September 30, 2004 from 6.59% for the nine months ended September 30, 2003 as rising interest rates had not yet had a significant impact on the yield of the asset sensitive loan portfolio. The yield on the investment portfolio dropped to 3.67% for the nine months ended September 30, 2004 compared to 3.88% for the same period in 2003.

Interest Expense. Interest expense increased by $12,000 or 0.5% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This was due to an increase in the volume of average deposits of $18.8 million and the addition of a $5.0 million advance from the FHLB at a rate of 2.85%. Overall there was a decline in the average rate of interest paid on all interest bearing liabilities to 1.76% for the nine months ended September 30, 2004 from 1.97% for the nine months ended September 30, 2003. Interest expense on long-term borrowings and junior subordinated debentures was $590,000 for the nine months ended September 30, 2004 compared to $454,000 for the nine months ended September 30, 2003, an increase of $136,000 or 30.0%.

Net Interest Income. Net interest income improved by $1.0 million or 17.3% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The improvement was due primarily to an increase in volume of all loan types aided by lower interest costs on all deposit products.

For the nine months ended September 30, 2004, the net interest margin improved to 4.03% compared to 3.95% for the nine months ended September 30, 2003. The increase in net interest margin was the result of a lower cost of funds, dropping to 1.47% from 1.70% offset by a lower yield on interest earning assets of 5.50% for the nine months ended September 30, 2004 compared to 5.64% for the same period in 2003.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $188,000 for the nine months ended September 30, 2004 compared to $25,000 for the same period in 2003. The higher provision was based in part upon the growth in total gross loans as well as the net year-to-date charge-offs and an increase in non-performing loans during the nine months ended September 30, 2004. Total gross loans grew by $30.0 million for the nine month period ended September 30, 2004. The Bank recorded net charge-offs of $15,000 and non-performing loans increased by $88,000 for the nine months ended September 30, 2004.

Noninterest Income. Noninterest income decreased by $41,000 or 2.6% to just over $1.5 million for the nine months ended September 30, 2004. The decrease in noninterest income was due to a decrease in mortgage banking fees as refinancing activity slowed.

Noninterest Expense. Noninterest expense increased by $399,000 or 7.0% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in noninterest expense resulted from higher compensation expense of $312,000 due to higher benefit and payroll tax costs and expensing the estimated value of stock options that vested during the first nine months of 2004. Occupancy and equipment costs decreased by $33,000 due to lower maintenance and repair costs. Data processing costs increased $44,000 as additional bank products and services were added and other operating expense increased by $76,000 as contributions, dues and subscriptions and costs associated with police guards at the branches increased.

Income Tax Expense. The Company recorded current income tax expense for the nine-month period ended September 30, 2004 of $814,000. This amount includes $697,000 of federal income taxes and $117,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 36.5% for the nine months ended September 30, 2004 versus 35.4% for the nine months ended September 30, 2003.

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003.

General. Net income for the three months ended September 30, 2004 totaled $548,000 or $0.14 per basic and $0.13 per diluted share compared to $438,000 or $0.11 per basic and $0.11 per diluted share for the three months ended September 30, 2003. Net interest income improved by $442,000 or 21.9% for the three months ended September 30, 2004 compared to the same in period in 2003. Offsetting the improvement in net interest income was a decrease in noninterest income of $81,000 or 13.9% and an increase in noninterest expense of $101,000 or 5.3%. The Bank recorded $63,000 in provision for credit losses during the three months ended September 30, 2004, while no provision expense was recorded during the same period in 2003.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for certain senior bank executives. The current cash surrender value of the policies included in other assets is $3.5 million compared to $3.4 million at September 30, 2003. The Bank recorded income from the insurance policies for the three-month period ended September 30, 2004 of $32,000 compared to $30,000 for the same period in 2003 and incurred $12,000 in expense to accrue the retirement benefits for the three months ended September 30, 2004 and for the same period in 2003.

Interest Income. Interest income increased $497,000 or 17.3% as a result of an increase in loan volumes offset by lower loan yields. The yield on the loan portfolio declined to 6.07% for the three months ended September 30, 2004 from 6.36% for the three months ended September 30, 2003. The yield on the investment portfolio improved to 3.76% for the three months ended September 30, 2004 compared to 3.68% for the same period in 2003.

Interest Expense. Interest expense increased by $55,000 or 6.5% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase was due to higher levels of deposits and long-term borrowings offset by a lower cost of funds for the three months ended September 30, 2004 dropping to 1.48% from 1.57% for the same period in 2003. Interest expense on long-term borrowings and junior subordinated debentures was $212,000 for the three months ended September 30, 2004 compared to $167,000 for the three months ended September 30, 2003, an increase of 27.0%. The increase is a result of the impact of an additional $5 million Federal Home Loan Bank convertible advance drawn in March 2004.

Net Interest Income. Net interest income improved by $442,000 or 21.9% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The improvement was due primarily to an increase in volume of all loan types aided by lower interest costs on deposit products.

For the three months ended September 30, 2004, the net interest margin increased to 4.04% compared to 3.75% for the three months ended September 30, 2003. The increase in net interest margin was the result of improved loan volumes and higher yields on investments. The yield on earning assets increased to 5.52% for the three months ended September 30, 2004 from 5.39% for the three months ended September 30, 2003, while the cost of interest bearing liabilities for the same periods decreased to 1.78% from 1.85%.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $63,000 for the three months ended September 30, 2004 compared to zero for the same period in 2003. The provision was based in part upon the growth in total gross loans recorded for the three months ended September 30, 2004 as well as the quarter-to-date charge-offs and an increase in non-performing loans. Total gross loans grew by $6.5 million for the three month period ended September 30, 2004. The Bank recorded net charge-offs of $14,000 for the three months ended September 30, 2004.

Noninterest Income. Noninterest income decreased by $81,000 or 13.9% to $500,000 for the three months ended September 30, 2004 from $581,000 for the same period of 2003. The decrease in noninterest income was due to a decrease in mortgage banking fees of $67,000 and a decrease of $19,000 in transaction based deposit fees.

Noninterest Expense. Noninterest expense increased by $101,000 or 5.3% for the three months ended September 30, 2004. The increase in noninterest expense resulted from higher compensation costs of $88,000 due to higher benefit and payroll taxes and expensing the estimated value of stock options that vested during the third quarter of 2004. Occupancy and equipment costs decreased slightly by $19,000 due to lower maintenance expense. Data processing expense increased $5,000 for the quarter as account volumes increased and the company converted to a new items processing service provider. Other operating expense increased $27,000 due to higher contributions, dues and subscriptions and police guard service.

Income Tax Expense. The Company recorded current income tax expense for the three-month period ended September 30, 2004 of $326,000. This amount includes $276,000 of federal income taxes and $50,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 37.3% for the three months ended September 30, 2004 versus 35.3% for the three months ended September 30, 2003.

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

The Company’s major source of liquidity is its deposit base. At September 30, 2004, total deposits were $222.2 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $140.8 million or 63.3% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 2004, federal funds sold totaled $14.2 million while investments available-for-sale totaled $38.8 million.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta (“FHLB”) is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At September 30, 2004 the Company had a $108.5 million credit limit with the FHLB with advances outstanding of $15.0 million. The Company had collateral sufficient to borrow up to $42.3 million of the remaining $93.5 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $8.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41% to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 5.10%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the three months ended September 30, 2004 totaled $61,000 compared to $52,000 for the same period of 2003.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the three months ended September 30, 2004 and 2003 totaled $6,000.

Capital Resources

Total stockholders’ equity was $18.0 million at September 30, 2004, representing an increase of $1.6 million or 9.5% from December 31, 2003. The growth of stockholders’ equity in the first nine months of 2004 was primarily attributable to the earnings of the Company in the amount of $1.4 million, the exercise and expensing of stock options of $88,000, and an increase in accumulated other comprehensive income of $59,000 as market values of securities available-for-sale improved.

No dividends were paid for the three months ended September 30, 2004 or September 30, 2003.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	September 30, 2004	December 31, 2003	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	11.2%	12.2%	4.0%
Total Capital	12.1%	13.1%	8.0%
Tier 1 Leverage Ratio	8.9%	9.4%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of September 30, 2004, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

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

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: November 10, 2004	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: November 10, 2004	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer