Form 10KSB
period 2004-12-31
ANNAPOLIS BANCORP INC
filed 2005-03-25
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

Annual report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the year ended DECEMBER 31, 2004

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

COMMON STOCK, PAR VALUE $0.01 PER SHARE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes:  ☒    No:  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    Yes:  ☒    No:  ☐

Issuer’s revenues for its fiscal year ended December 31, 2004 were $15,284,420.

The aggregate market value of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $20,678,801 and is based upon the last sales price as quoted on The NASDAQ Stock Market for March 1, 2005.

The Registrant had 4,055,590 shares of Common Stock outstanding as of March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2004, ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-KSB.

PORTIONS OF THE PROXY STATEMENT FOR THE 2004 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

Transitional Small Business Disclosure Format.    YES:  ☐    NO:  ☒

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The information relating to the description of business of the Registrant is incorporated herein by reference on page 31 as part of the Registrant’s Annual Report to Shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

The executive offices of the Company and the Bank are located at 1000 Bestgate Road, Suite 400, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 2004:

	Leased/ Owned	Original Year Leased or Location Acquired	Year of Lease Expiration		Net Book Value of Property or Leasehold Improvements at December 31, 2004 ($000)
Administration	Owned	2001	N/A		$4,186
Bestgate	Owned	2001	N/A		1,437
Edgewater	Land Leased	1996	2006	(1)	325
Cape St. Claire	Leased	1995	2005	(1)	51
Kent Island	Leased	1990	2023	(1)	132
Severna Park	Leased	1996	2006	(1)	20
BayWoods	Leased	2003	2008	(1)	11

(1)	These leases may be extended at the option of the Company for periods ranging from one to twenty years.

Commencing July 1, 2001, the Bank entered into a three year lease for the second floor space of the Bank’s headquarters building with Heim and Associates, P.A., now HeimLantz Business and Tax Services, Inc., an accounting firm who’s President is a Company and Bank Director. The lease rate of $176 thousand per annum is based on current market rates as determined by an independent commercial real estate services firm not affiliated with the Company or Bank. The initial lease term of 3 years expired June 30, 2004. The lease is now in the initial year of the first renewal option of 2 years. There is one 2 year and one 1 year renewal option remaining.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEMS

Executive Officers of the Registrant

The information relating to directors and named executive officers of the Registrant is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2005 at pages 4 through 7. In addition, information concerning Executive Officers who are not directors is set forth below:

Name	Age at 12/31/04	Position with the Company and Bank and Past Five Years Experience
Rita D. Demma	57	Secretary of the Company and the Bank. Ms. Demma has been an officer of the Bank since 2000. Ms. Demma held a similar position from 1996 through 2000 with the University of Maryland Medical Center prior to joining the Company.
Margaret Theiss Faison	46	Chief Financial Officer and Treasurer of the Company and Senior Vice President, Chief Financial Officer and Treasurer of the Bank. Prior to joining the Company in 1999, Ms. Faison was Senior Vice President and Chief Financial Officer of Sterling Bank & Trust Co. of Baltimore from 1997 until 1999. Ms. Faison was previously Vice President and Chief Financial Officer with Mellon Bank (MD).

Name	Age at 12/31/04	Position with the Company and Bank and Past Five Years Experience
Robert E. Kendrick, III	59	Senior Vice President and Chief Credit Officer of the Bank. Prior to joining the Bank in 1999, Mr. Kendrick held similar positions from 1967 through 1999 with Citizens National Bank of Laurel, Bank of Maryland, Sterling Bank & Trust Co. of Baltimore and NationsBank.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information relating to the market for Registrant’s common equity and related stockholder matters appears on page 25, part of the Registrant’s 2004 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The above-captioned information appears under Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Registrant’s 2004 Annual Report to Stockholders on pages 9 through 25 and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of Annapolis Bancorp, Inc. and its subsidiaries, together with the report thereon by Stegman & Company for the year ended December 31, 2004 appear in the Registrant’s 2004 Annual Report to Stockholders on pages 26 through 44 and are incorporated herein by reference.

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

In addition, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

The information relating to directors, officers, promoters and control persons is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year (“Proxy Statement”).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers (as defined in regulations promulgated by the SEC thereunder) and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that during the past fiscal year all of its officers, directors and greater than ten percent beneficial owners complied with applicable filing requirements.

Code of Ethics

On June 20, 2003, the Company’s Board of Directors adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. On October 15, 2004 the Company’s Board of Director’s reaffirmed the code of ethics. That Code of Ethics for the Principal Executive Officer and the Senior Financial Officer has been posted on the Company’s internet website at www.bankannapolis.com. A copy of the Code of Ethics for the Principal Executive Officer and Senior Financial Officer is also included as an exhibit to this annual report.

ITEM 10. EXECUTIVE COMPENSATION

The information relating to directors’ and executives’ compensation is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2005.

The Equity Compensation Plan Information appears under Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Registrant’s 2004 Annual Report to Stockholders on pages 9 through 25 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2005.

ITEM 13. EXHIBITS

Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Bylaws of Annapolis Bancorp, Inc.*

3.3	Articles of Incorporation of BankAnnapolis**

3.4	Bylaws of BankAnnapolis**

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

10.2	Annapolis National Bancorp, Inc. Employee Stock Option Plan*

11.0	Computation of earnings per share (filed herewith)

13.0	Portions of 2004 Annual Report to Stockholders (filed herewith)

14.0	Code of Ethics***

21.0	Subsidiary information is incorporated herein by reference to Part I – “Subsidiaries”

23.0	Consent of Independent Auditors

31.1	Certification Pursuant to Sarbanes-Oxley Section 302

31.2	Certification Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on June 23, 1997 and any Amendments thereto, Registration No. 333-29841.

**	Incorporated herein by reference to the Exhibits to Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.
***	Incorporated herein by reference to the Annual Report on Form 10-KSB for fiscal year ended December 31, 2003, filed with the SEC on March 25, 2004.

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

The following table presents fees for professional audit services rendered by Stegman & Company for the audit of Annapolis Bancorp’s annual consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Stegman & Company during those periods.

	Year ended December 31,
	2004	2003
Audit fees (1)	$43,641	$40,489
Tax fees (2)	4,675	4,250
All other fees (3)	—	—

Total fees	$48,316	$44,739

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Stegman & Company in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.
(3)	All Other Fees consist of fees for services other than the services reported above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANNAPOLIS BANCORP, INC.

By:	/s/ Richard M. Lerner
Richard M. Lerner
Chairman and CEO

Date:	March 25, 2005

By:	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer

Date:	March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

NAME	Title	Date
/s/ Richard M. Lerner Richard M. Lerner	Chairman, Chief Executive Officer and Director (principal executive officer)	March 25, 2005

/s/ Margaret Theiss Faison Margaret Theiss Faison	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 25, 2005

/s/ Clyde E. Culp, III Clyde E. Culp, III	Director	March 25, 2005

/s/ F. Carter Heim F. Carter Heim	Director	March 25, 2005

/s/ Stanley J. Klos, Jr. Stanley J. Klos, Jr.	Director	March 25, 2005

/s/ Lawrence E. Lerner Lawrence E. Lerner	Director	March 25, 2005

/s/ Nancy Lowell Nancy Lowell	Director	March 25, 2005

/s/ Lawrence W. Schwartz Lawrence W. Schwartz	Director	March 25, 2005

/s/ Ermis Sfakiyanudis Ermis Sfakiyanudis	Director	March 25, 2005

/s/ Clifford T. Solomon Clifford T. Solomon	Director	March 25, 2005