Form 10QSB
period 2005-03-31
ANNAPOLIS BANCORP INC
filed 2005-05-10
CIK 1041429

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

At May 10, 2005, the Registrant had 4,058,523 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Annapolis Bancorp, Inc. (the “Company”), its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, including but not limited to: changes in interest rates, deposit flows, cost of funds and demand for financial services; general economic conditions; legislative and regulatory changes; changes in tax policies, rates and regulations of federal, state and local tax authorities; and changes in accounting principles, policies and guidelines. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in the Company’s filings with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of March 31, 2005 and December 31, 2004

(in thousands)

	(Unaudited) March 31, 2005	(Audited) December 31, 2004
Assets
Cash and due from banks	$6,536	$7,455
Federal funds sold and other overnight investments	4,454	7,213
Investment securities available for sale	52,137	53,936
Federal Reserve Bank stock, at cost	504	504
Loans, less allowance for credit losses of $1,975 and $1,832	215,370	202,296
Premises and equipment, net	6,982	6,998
Accrued interest receivable	1,101	1,061
Deferred income taxes	931	490
Investment in bank owned life insurance	3,541	3,510
Other assets	815	732

Total assets	$292,371	$284,195

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$40,222	$39,473
Interest-bearing	193,440	187,361

Total deposits	233,662	226,834
Securities sold under agreements to repurchase	8,721	7,901
Long-term borrowings	25,000	25,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	1,205	798

Total liabilities	273,588	265,533

Stockholders’ Equity
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,055,590 shares at March 31, 2005 and 4,050,480 at December 31, 2005	41	41
Paid in capital	13,009	12,986
Retained earnings	6,497	5,877
Accumulated other comprehensive loss	(764)	(242)

Total stockholders’ equity	18,783	18,662

Total liabilities and stockholders’ equity	$292,371	$284,195

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

for the Three Month Periods Ended March 31, 2005 and 2004

(unaudited)

(in thousands, except Per Share data)

	For the Three Months Ended March 31,
	2005	2004
Interest income:
Loans	$3,367	$2,658
Investment securities	523	341
Federal funds sold and overnight investments	54	16

Total interest income	3,944	3,015

Interest expense:
Interest-bearing deposits	827	593
Securities sold under agreements to repurchase	51	33
Long-term borrowings	207	118
Junior subordinated debentures	72	54

Total interest expense	1,157	798

Net interest income	2,787	2,217
Provision for credit losses	145	75

Net interest income after provision for credit losses	2,642	2,142

Noninterest income
Service charges and fees	294	305
Mortgage banking fees	58	51
Other fee income	114	137

Total noninterest income	466	493

Noninterest expense
Personnel	1,220	1,142
Occupancy and equipment	285	237
Data processing	220	223
Other operating expenses	414	402

Total noninterest expense	2,139	2,004

Income before income taxes	969	631
Income tax expense	349	218

Net income	$620	$413

Basic Earnings Per Share	$0.15	$0.10

Diluted Earnings Per Share	$0.15	$0.10

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

for the Three Month Periods Ended March 31, 2005 and 2004

(dollars in thousands)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital
Balance, January 1, 2005	4,050,480	$41	$12,986	$5,877	$(242)	$18,662
Net income	—	—	—	620	—	620	$620
Stock options exercised	5,110	—	13	—	—	13
Stock-based compensation	—	—	10	—	—	10
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(522)	(522)	(522)

Balances, March 31, 2005 (unaudited)	4,055,590	$41	$13,009	$6,497	$(764)	$18,783	$98

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital
Balance, January 1, 2004	3,019,378	$30	$12,898	$3,704	$(184)	$16,448
Net income	—	—	—	413	—	413	$413
Stock options exercised	6,481	—	23	—	—	23
Stock-based compensation	—	—	3	—	—	3
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	247	247	247

Balances, March 31, 2004 (unaudited)	3,025,859	$30	$12,924	$4,117	$63	$17,134	660

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Three Month Periods Ended March 31, 2005 and 2004

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$620	$413
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(172)	(36)
Depreciation and amortization of furniture, equipment and leasehold improvements	117	102
Amortization of premiums and accretions of discounts, net	10	3
Provision for credit losses	145	75
Stock-based compensation	10	3
Increase in:
Accrued interest receivable	(40)	(61)
Cash surrender value of bank-owned life insurance	(31)	(58)
Other assets	(95)	(32)
Increase in:
Accrued interest payable	26	14
Other liabilities	381	402

Net cash provided by operating activities	971	825

Cash flows from investing activities
Net increase in loans	(13,219)	(16,870)
Purchase of investment securities - available-for-sale	(105)	(4,192)
Proceeds from maturity of securities and principal repayments	1,103	3,349
Net decrease in federal funds sold and other overnight investments	2,759	3,409
Purchase of furniture, equipment and leasehold improvements	(89)	(170)

Net cash used in investing activities	(9,551)	(14,474)

Cash flows from financing activities
Net increase in deposits	6,828	9,779
Net increase in securities sold under agreements to repurchase	820	367
Net increase in long-term borrowings	—	5,000
Stock options exercised	13	23

Net cash provided by financing activities	7,661	15,169

Net (decrease) increase in cash	(919)	1,520
Cash and due from banks, beginning of period	7,455	6,033

Cash and due from banks, end of period	$6,536	$7,553

Supplemental cash flow information
Interest paid	$1,131	$784
Income taxes paid	$166	$215
Non-cash transactions:
Issuance of restricted stock and stock options expensed	$10	$3

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2004. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2005.

Note B – Business

The Company was incorporated on May 26, 1988, under the laws of the State of Maryland, to serve as a bank holding company for BankAnnapolis (formerly known as Annapolis National Bank (the “Bank”). Effective November 1, 2000 the Bank changed its charter from a national charter to a state charter and joined the State of Maryland and the Federal Reserve banking systems. Also effective November 1, 2000 the Bank changed its name from Annapolis National Bank to BankAnnapolis. The bank holding company changed its name from Annapolis National Bancorp, Inc. to Annapolis Bancorp, Inc. effective June 1, 2001. The Company (as a bank holding company) and the Bank are subject to governmental supervision, regulation, and control.

The Bank conducts a general commercial and retail banking business in its market area, emphasizing the banking needs of small businesses, professional concerns and individuals. The Bank attracts most of its customer deposits from Anne Arundel County, Maryland, and to a lesser extent, Queen Anne’s County, Maryland. The Bank’s lending operations are centered in Anne Arundel County, but extend throughout Central Maryland.

Note C – Stock Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123” (“SFAS No. 148”), and selected the prospective method of transition and began recognition of compensation expense based on the fair value method on newly granted stock awards. Under this method compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period of the grant. Pursuant to the requirements of SFAS No. 123, as amended by SFAS No. 148, options granted prior to January 1, 2003 continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, no compensation expense is recognized when the exercise price is greater than or equal to the market price of the underlying common stock on the date of the grant.

Awards under the Company’s stock compensation plans vest over a five year period. Therefore, the expense related to stock option compensation included in the determination of net income for the three months ended March 31, 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.

The weighted average fair value of options granted during 2005 and 2004 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	March 31,
	2005	2004
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.92%	3.54%
Expected volatility	38.19%	38.91%
Expected life in years	7	7

The net income and earnings per share implications if the fair value method had been applied to all awards which vested during the three months ended March 31, 2005 and 2004 would have been as follows:

	For the Three Months Ended March 31,
	2005	2004*
Net income as reported	$620	$413
Add: Stock option employee compensation expense included in reported net income, net of related tax effect	7	3
Deduct: Total stock option employee compensation expense determined under the fair value method for all awards vested during the period, net of related tax effects	(29)	(7)

Pro forma net income	$598	$409

Basic earnings per share
As reported	$0.15	$0.10
Pro forma	$0.15	$0.10
Diluted earnings per share
As reported	$0.15	$0.10
Pro forma	$0.14	$0.10

*	Gives effect to a four-for-three stock split in the form of a stock dividend issued on December 3, 2004.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended March 31,
	2005	2004*
Net income	$620	$413

Average shares outstanding	4,053	4,036
Basic Earnings Per Share	$0.15	$0.10

Net income	$620	$413
Average shares outstanding before the effect of options	4,053	4,036

Effect of options	121	82
Average shares outstanding including options	4,174	4,118

Diluted Earnings Per Share	$0.15	$0.10

*	Gives effect to a four-for-three stock split in the form of a stock dividend issued on December 3, 2004.

Note E – New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. FIN 46 Revised (“FIN 46R”), issued in December 2003, replaces FIN 46. FIN 46R requires deconsolidation and re-characterization of the underlying consolidated debt obligation from the trust preferred securities obligation to the junior subordinated debenture obligation that exists between a company and its statutory trusts. In March 2003, the Company issued trust preferred securities through a wholly-owned statutory trust formed for that purpose. In accordance with FIN 46R, the statutory trust has not been consolidated with the holding company.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. In March 2004, the EITF issued a Consensus on Issue 03-1 (the “Consensus”) requiring that the provisions of EITF 03-1 be applied to cost-method investments for annual periods ending after June 30, 2004. The

Consensus also requires several additional disclosures for cost-method investments. The Company has implemented the guidelines of this Consensus. The adoption of the Consensus did not have any impact on the Company’s financial statements.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest lock commitment should generally be valued at zero at inception. The Company does not originate or fund mortgage loans sold in the secondary market, but rather receives a broker fee. This SAB did not have any effect on the Company’s financial position or results of operations.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

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

Significant accounting policies followed by the Company are presented in Note 1 to the Company’s 2004 consolidated financial statements which can be found on the Company’s Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The allowance for credit losses consists of a specific component and a nonspecific component. The components of the allowance for credit losses represent an estimation done pursuant to either SFAS No. 5 “Accounting for Contingencies,” or SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The calculation of the allowance is based, in part, upon historical loss factors, as adjusted, for the major loan categories based upon adjusted historical loss experience over the prior eight quarters. The factors used to adjust the historical loss experience address various risk characteristics of the Bank’s loan portfolio including (1) trends in delinquencies and other nonperforming loans, (2) results of independent loan reviews, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Bank’s credit administration and loan portfolio management processes, (7) changes in the experience, ability and depth of lending management and staff, (8) the effect of the recent and rapid escalation of local real estate values on the level of potential credit losses in the Bank’s portfolio and (9) the impact of unresolved collateral and documentation exceptions on the potential credit losses in the Bank’s portfolio.

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which the Bank operates including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the historical loss factors used by the Bank to determine the specific component of the allowance.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets at March 31, 2005 were $292.4 million, an increase of $8.2 million or 2.9% from total assets at December 31, 2004 of $284.2 million. Federal funds sold and other overnight investments and investment securities available-for-sale decreased $4.5 million or 7.3% as federal funds sold were used to fund loan growth.

Loans less allowance for credit losses at March 31, 2005 were $215.4 million, up from $202.3 million at December 31, 2004, an increase of $13.1 million or 6.5%. The increase primarily resulted from a $10.0 million or 7.1% increase in residential real estate and construction loans.

The allowance for credit losses increased $143,000 to $2.0 million at March 31, 2005 from $1.8 million at December 31, 2004. The increase in the allowance is attributed to the addition of a provision for credit losses of $145,000 offset by net charge-offs of loans deemed uncollectible of $2,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At March 31, 2005 and December 31, 2004 the allowance for credit losses to total loans was 0.91% and 0.90%, respectively. Non performing assets as of March 31, 2005 and December 31, 2004 were $579,000 and $599,000, respectively.

Deposits of $233.7 million at March 31, 2005 represent a $6.9 million or 3.0% increase from December 31, 2004 deposits of $226.8 million. The increase was due to a $6.1 million or a 4.5% increase in core deposits, which include demand deposit accounts, NOW accounts, savings and money markets, and an increase of $0.8 million or 0.90% in IRAs and certificates of deposit.

Federal Home Loan Bank (“FHLB”) borrowings totaled $25.0 million at March 31, 2005 compared to $25.0 million at December 31, 2004. The borrowings were made under the FHLB of Atlanta’s convertible advance program with an average remaining life of 1.9 years and an average cost of 3.37%. The most recent borrowing under this program was made on October 22, 2004 for $10.0 million at an annual rate of 2.37%. There were no new FHLB borrowings in the first quarter 2005.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 6.24%.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004.

General. Net income for the three months ended March 31, 2005 totaled $620,000 or $0.15 per basic and diluted share compared to $413,000 or $0.10 per basic and diluted share for the three months ended March 31, 2004. Net interest income improved by $570,000 or 25.7% for the three months ended March 31, 2005 compared to the same in period in 2004, while noninterest income decreased by $27,000, a 5.5% drop. Noninterest expense increased $135,000 or 6.7%. The Bank recorded $145,000 in provision for credit losses during the three months ended March 31, 2005, while $75,000 in provision for credit losses was recorded during the same period in 2004.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The cash surrender value of the policies was $3.5 million at March 31, 2005 and December 31, 2004. The Bank recorded income from the insurance policies for the three-month period ended March 31, 2005 of $31,000 compared to $58,000 for the same period in 2004 and incurred $11,000 in expense to accrue the retirement benefits for the three months ended March 31, 2005 compared to $12,000 for the same period in 2004.

Interest Income. Interest income increased $929,000 or 30.8% as a result of an increase in loan volumes and a rise in interest rates. The yield on the loan portfolio rose to 6.49% for the three months ended March 31, 2005 from 6.16% for the three months ended March 31, 2004. The yield on the investment portfolio improved to 3.89% for the three months ended March 31, 2005 compared to 3.57% for the same period in 2004 also as a result of rising interest rates.

Interest Expense. Interest expense increased by $359,000 or 45.0% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Interest expense on interest-bearing deposits for the quarter ending March 31, 2005 was $827,000 compared to $593,000 for the same period in 2004, a 39.5% increase. This increase was due to higher average deposit balances and higher deposit costs due to rising interest rates. The total cost of interest-bearing liabilities rose to 2.03% for the three months ended March 31, 2005 from 1.75% for the three months ended March 31, 2004. Interest expense on long-term borrowings and junior subordinated debentures was $279,000 for the three months ended March 31, 2005 compared to $172,000 for the three months ended March 31, 2004, an increase of $107,000 or 62.2%. The increase is a result of the $5 million of additional FHLB convertible advances taken in March 2004 and an additional $10 million taken in October 2004 and an increase in the cost of the trust preferred securities.

Net Interest Income. Net interest income improved by $570,000 or 25.7% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The improvement was due primarily to an increase in volume of all loan types aided by the rising interest rate environment.

For the three months ended March 31, 2005, the net interest margin increased to 4.14% compared to 4.08% for the three months ended March 31, 2004. The increase in net interest margin was the result of a higher yield on earning assets of 5.86% compared to 5.55% for the same period in 2004 offset by a higher cost of funds. The cost of funds for the same period increased to 1.72% from 1.47%.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $145,000 for the three months ended March 31, 2005 compared to $75,000 for the same period in 2004. The provision was based in part upon the growth in total gross loans recorded for the three months ended March 31, 2005. Total gross loans grew by $13.2 million for the three month period ended March 31, 2005. The Bank recorded net charge offs of $2,000 and $1,000 for the three months ended March 31, 2005 and 2004, respectively.

Noninterest Income. Noninterest income decreased by $27,000 or 5.5% to $466,000 for the three months ended March 31, 2005 from $493,000 for the same period of 2004. The reduction in noninterest income was due to decreased income on transaction-based deposit fees and bank owned life insurance offset by increases in mortgage banking fees and VISA check card fees.

Noninterest Expense. Noninterest expense increased by $135,000 or 6.7% for the three months ended March 31, 2005. The increase in noninterest expense resulted from higher compensation expense of $78,000 due to higher benefit, payroll taxes and training costs. Occupancy and equipment costs increased by $48,000 due to increased depreciation expense and costs associated with moving the Bank’s Kent Island branch to a temporary facility while a new branch is constructed. Marketing expense increased $18,000 as the Company introduced a new marketing campaign.

Income Tax Expense. The Company recorded current income tax expense for the three-month period ended March 31, 2005 of $349,000. This amount includes $298,000 of federal income taxes and $51,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 36.0% for the three months ended March 31, 2005 versus 34.5% for the three months ended March 31, 2004.

Liquidity

Liquidity is the capacity to change the nominal level and mix of assets or liabilities, for any purpose, quickly and economically. Poor or inadequate liquidity risk management could result in a critical situation in which the Bank would be unable to meet deposit withdrawal or loan funding requests from its customers. Either situation could potentially harm both the profits and reputation of the Bank.

The Company’s major source of liquidity is its deposit base. At March 31, 2005, total deposits were $233.7 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $141.2 million or 60.4% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2005, federal funds sold and other overnight investments totaled $4.5 million while investments available-for-sale totaled $52.6 million.

In addition, the Bank has external sources of funds, which can be used as needed. The

FHLB is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At March 31, 2005 the Company had a $116.9 million credit limit with the FHLB with advances outstanding of $25.0 million. The Company had collateral sufficient to borrow up to $17.0 million of the remaining $91.9 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $12.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41% to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 6.24%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the three months ended March 31, 2005 totaled $72,000 compared to $54,000 for the same period of 2004.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the three months ended March 31, 2005 and 2004 totaled $6,000.

Capital Resources

Total stockholders’ equity was $18.8 million at March 31, 2005, representing an increase of $121,000 or 0.65% from December 31, 2004. The growth of stockholders’ equity in the first three months of 2004 was primarily attributable to the earnings of the Company in the amount of $620,000 and the exercise and expensing of stock options of $23,000 which was offset by a decrease in accumulated other comprehensive income of $522,000 resulting from declined market values of securities available-for-sale.

No dividends were paid for the three months ended March 31, 2005 or March 31, 2004.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	March 31, 2005	December 31, 2004	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	10.8%	12.2%	4.0%
Total Capital	11.7%	13.1%	8.0%
Tier 1 Leverage Ratio	8.4%	9.4%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of March 31, 2005, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001, as amended (the “Patriot Act”), has imposed substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Company has established all required programs.

Sarbanes-Oxley

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Sarbanes-Oxley represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. It is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

The Company is continuing to monitor new and amended regulations passed pursuant to Sarbanes-Oxley and is taking appropriate measures to comply with them. Although the Company will incur additional expense in complying with the various provisions of Sarbanes-Oxley and the new and amended regulations, management does not expect that such compliance will have a material impact on the Company’s results of operations or financial condition.

Item 3. Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, each of the chief executive officer and the chief financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (see Item 4(c) in Exhibit 31.1).

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

Exhibits
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

ANNAPOLIS BANCORP, INC. (Registrant)

Date: May 10, 2005	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: May 10, 2005	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer