Form 10QSB
period 2005-06-30
ANNAPOLIS BANCORP INC
filed 2005-08-11
CIK 1041429

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

At August 10, 2005, the Registrant had 4,070,965 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

This Quarterly Report on Form 10-QSB contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of Annapolis Bancorp, Inc. (the “Company”), its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, including but not limited to: changes in interest rates, deposit flows, cost of funds and demand for financial services; general economic conditions; legislative and regulatory changes; changes in tax policies, rates and regulations of federal, state and local tax authorities; and changes in accounting principles, policies and guidelines. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in the Company’s filings with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of June 30, 2005 and December 31, 2004

(in thousands)

	(Unaudited) June 30, 2005	(Audited) December 31, 2004
Assets
Cash and due from banks	$8,636	$7,455
Federal funds sold and other overnight investments	27,446	7,213
Investment securities available for sale	58,589	53,936
Federal Reserve Bank stock, at cost	504	504
Loans, less allowance for credit losses of $2,023 (2005) and $1,832 (2004)	207,921	202,296
Premises and equipment, net	6,924	6,998
Accrued interest receivable	1,196	1,061
Deferred income taxes	766	490
Investment in bank owned life insurance	3,573	3,510
Other assets	803	732

Total assets	$316,358	$284,195

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$45,093	$39,473
Interest-bearing	209,991	187,361

Total deposits	255,084	226,834
Securities sold under agreements to repurchase	10,267	7,901
Long-term borrowings	25,000	25,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	1,092	798

Total liabilities	296,443	265,533

Stockholders’ Equity
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,062,078 shares at June 30, 2005 and 4,050,480 at December 31, 2004	41	41
Paid in capital	13,060	12,986
Retained earnings	7,169	5,877
Accumulated other comprehensive loss	(355)	(242)

Total stockholders’ equity	19,915	18,662

Total liabilities and stockholders’ equity	$316,358	$284,195

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

for the Three and Six Month Periods Ended June 30, 2005 and 2004

(unaudited)

(in thousands, except Per Share data)

	For the Three Months Ended June 30 ,		For the Six Months Ended June 30 ,
	2005	2004	2005	2004
Interest income:
Loans	$3,556	$2,806	$6,923	$5,464
Investment securities	526	370	1,049	711
Federal funds sold and overnight investments	140	20	194	36

Total interest income	4,222	3,196	8,166	6,211

Interest expense:
Interest-bearing deposits	1,021	618	1,848	1,211
Securities sold under agreements to repurchase	66	34	117	67
Long-term borrowings	210	151	417	269
Junior subordinated debentures	79	55	151	109

Total interest expense	1,376	858	2,533	1,656

Net interest income	2,846	2,338	5,633	4,555
Provision for credit losses	75	50	220	125

Net interest income after provision for credit losses	2,771	2,288	5,413	4,430

Noninterest income
Service charges and fees	302	342	596	647
Mortgage banking fees	91	65	149	116
Other fee income	115	112	229	249

Total noninterest income	508	519	974	1,012

Noninterest expense
Personnel	1,235	1,174	2,455	2,316
Occupancy and equipment	271	235	556	472
Data processing	223	228	443	451
Other operating expenses	472	443	886	845

Total noninterest expense	2,201	2,080	4,340	4,084

Income before income taxes	1,078	727	2,047	1,358
Income tax expense	406	270	755	488

Net income	$672	$457	$1,292	$870

Basic Earnings Per Share	$0.17	$0.11	$0.32	$0.21

Diluted Earnings Per Share	$0.16	$0.11	$0.31	$0.21

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

for the Six Month Periods Ended June 30, 2005 and 2004

(dollars in thousands)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital
Balance, January 1, 2005	4,050,480	$41	$12,986	$5,877	$(242)	$18,662
Net income	—	—	—	1,292	—	1,292	$1,292
Stock options exercised	8,665	—	23	—	—	23
Issuance of restricted stock	2,933	—	7	—	—	7
Stock-based compensation	—	—	44	—	—	44
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(113)	(113)	(113)

Balances, June 30, 2005 (unaudited)	4,062,078	$41	$13,060	$7,169	$(355)	$19,915	$1,179

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital
Balance, January 1, 2004	3,019,378	$30	$12,898	$3,704	$(184)	$16,448
Net income	—	—	—	870	—	870	$870
Stock options exercised	12,614	—	52		—	52
Issuance of restricted stock	2,201	—	15	—	—	15
Stock-based compensation	—	—	7	—	—	7
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(393)	(393)	(393)

Balances, June 30, 2004 (unaudited)	3,034,193	$30	$12,972	$4,574	$(577)	$16,999	$477

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Six Month Periods Ended June 30, 2005 and 2004

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$1,292	$870
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(218)	(61)
Depreciation and amortization of furniture, equipment and leasehold improvements	231	208
Amortization of premiums and accretions of discounts, net	21	5
Provision for credit losses	220	125
Stock-based compensation	51	15
(Increase) decrease in:
Accrued interest receivable	(135)	(16)
Cash surrender value of bank-owned life insurance	(63)	(91)
Other assets	(92)	33
Increase (decrease) in:
Accrued interest payable	14	(14)
Other liabilities	280	161

Net cash provided by operating activities	1,601	1,235

Cash flows from investing activities
Net increase in loans	(5,844)	(23,398)
Purchase of investment securities - available-for-sale	(7,324)	(8,518)
Proceeds from maturity of securities and principal repayments	2,479	4,349
Net increase in federal funds sold and other overnight investments	(20,233)	(8,578)
Purchase of furniture, equipment and leasehold improvements	(137)	(228)

Net cash used in investing activities	(31,059)	(36,373)

Cash flows from financing activities
Net increase in deposits	28,250	29,787
Net increase in securities sold under agreements to repurchase	2,366	513
Net increase in long-term borrowings	—	5,000
Stock options exercised	23	59

Net cash provided by financing activities	30,639	35,359

Net increase in cash	1,181	221
Cash and due from banks, beginning of period	7,455	6,033

Cash and due from banks, end of period	$8,636	$6,254

Supplemental cash flow information
Interest paid	$2,519	$1,641
Income taxes paid	$916	$621
Non-cash transactions:
Issuance of restricted stock and stock options expensed	$51	$21

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

For the Three and Six Month Periods Ended June 30, 2005 and 2004

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2004. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2005.

Note B – Business

The Company was incorporated on May 26, 1988, under the laws of the State of Maryland, to serve as a bank holding company for BankAnnapolis (formerly known as Annapolis National Bank) (the “Bank”). Effective November 1, 2000 the Bank changed its charter from a national charter to a state charter and joined the State of Maryland and the Federal Reserve banking systems. Also effective November 1, 2000 the Bank changed its name from Annapolis National Bank to BankAnnapolis. The bank holding company changed its name from Annapolis National Bancorp, Inc. to Annapolis Bancorp, Inc. effective June 1, 2001. The Company (as a bank holding company) and the Bank are subject to governmental supervision, regulation, and control.

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

Awards under the Company’s stock compensation plans vest over a five year period. Therefore, the expense related to stock option compensation included in the determination of net income for the three and six months ended June 30, 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.

The weighted average fair value of options granted during 2005 and 2004 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2005	2004
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.87%	3.54%
Expected volatility	39.55%	19.43%
Expected life in years	7	7

The net income and earnings per share implications if the fair value method had been applied to all awards which vested during the three and six months ended June 30, 2005 and 2004 would have been as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$672	$457	$1,292	$870
Add: Stock option employee compensation expense included in reported net income, net of related tax effect	21	3	28	6
Deduct: Total stock option employee compensation expense determined under the fair value method for all awards vested during the period, net of related tax effects	(18)	(33)	(35)	(68)

Pro forma net income	$675	$427	$1,285	$808

Basic earnings per share*
As reported	$0.17	$0.11	$0.32	$0.21
Pro forma	$0.17	$0.11	$0.32	$0.20
Diluted earnings per share*
As reported	$0.16	$0.11	$0.31	$0.21
Pro forma	$0.16	$0.10	$0.31	$0.19

*	Gives effect to a four-for-three stock split in the form of a stock dividend issued on December 3, 2004.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share*

(in thousands, except Earnings Per Share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$672	$457	$1,292	$870

Average shares outstanding	4,058	4,043	4,056	4,062
Basic Earnings Per Share	$0.17	$0.11	$0.32	$0.21

Net income	$672	$457	$1,292	$870
Average shares outstanding before the effect of options	4,058	4,043	4,056	4,062

Effect of options	124	87	125	86
Average shares outstanding including options	4,182	4,130	4,182	4,148
Diluted Earnings Per Share	$0.16	$0.11	$0.31	$0.21

*	Gives effect to a four-for-three stock split in the form of a stock dividend issued on December 3, 2004.

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

The allowance for credit losses consists of a specific component and a nonspecific component. The components of the allowance for credit losses represent an estimation done pursuant to either SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The calculation of the allowance is based, in part, upon historical loss factors, as adjusted, for the major loan categories based upon adjusted historical loss experience over the prior eight quarters. The factors used to adjust the historical loss experience address various risk characteristics of the Bank’s loan portfolio including (1) trends in delinquencies and other nonperforming loans, (2) results of independent loan reviews, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Bank’s credit administration and loan portfolio management processes, (7) changes in the experience, ability and depth of lending management and staff, (8) the effect of the recent and rapid escalation of local real estate values on the level of potential credit losses in the Bank’s portfolio and (9) the impact of unresolved collateral and documentation exceptions on the potential credit losses in the Bank’s portfolio.

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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets at June 30, 2005 were $316.4 million, an increase of $32.2 million or 11.3% from total assets at December 31, 2004 of $284.2 million. Federal funds sold and other overnight investments and investment securities available-for-sale increased $25.0 million or 40.6% as deposit growth resulted in additional funds available to investment.

Loans less allowance for credit losses at June 30, 2005 were $207.9 million, up from $202.3 million at December 31, 2004, an increase of $5.6 million or 2.8%. The increase resulted primarily from a $7.5 million or 6.9% increase in real estate loans.

The allowance for credit losses increased $192,000 to $2.0 million at June 30, 2005 from $1.8 million at December 31, 2004. The increase in the allowance is attributed to the addition of a provision for credit losses of $220,000 offset by net charge-offs of loans deemed uncollectible of $29,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At June 30, 2005 and December 31, 2004, the allowance for credit losses to total loans was 0.96% and 0.90%, respectively. Non performing assets as of June 30, 2005 and December 31, 2004 were $331,000 and $599,000, respectively.

Deposits of $255.1 million at June 30, 2005 represent a $28.3 million or 12.5% increase from December 31, 2004 deposits of $226.8 million. The increase was due to a $15.9 million or an 11.8% increase in core deposits, which include demand deposit, NOW, savings and money market accounts, and an increase of $12.4 million or 13.5% in IRAs and certificates of deposit.

Federal Home Loan Bank (“FHLB”) borrowings totaled $25.0 million at June 30, 2005 compared to $25.0 million at December 31, 2004. The borrowings were made under the FHLB of Atlanta’s convertible advance program with an average remaining life of 2.2 years and an average cost of 3.37%. The most recent borrowing under this program was made on October 22, 2004 for $10.0 million at an annual rate of 2.37%. There were no new FHLB borrowings in 2005.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 6.62%.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004.

General. Net income for the six months ended June 30, 2005 totaled $1.3 million or $0.32 per basic and $0.31 per diluted share compared to $870,000 or $0.21 per basic and diluted share for the six months ended June 30, 2004. Net interest income improved by $1.1 million or 23.7% for the six months ended June 30, 2005 compared to the same in period in 2004. Offsetting the improvement in net interest income was a decrease in noninterest income of $38,000, an increase in noninterest expense of $256,000 and an increase of $95,000 in provision for credit losses for the six months ended June 30, 2005.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The current cash surrender value of the policies included in other assets is $3.5 million. The Bank recorded income from the insurance policies for the six-month period ended June 30, 2005 of $64,000 compared to $91,000 for the same period in 2004 and incurred $25,000 in expense to accrue the retirement benefits for the six months ended June 30, 2005 compared to $24,000 for the same period in 2004.

Interest Income. Interest income increased $2.0 million or 31.5% as a result of an increase in loan volume and loan yields due to rising interest rates. The yield on the loan portfolio improved to 6.56% for the six months ended June 30, 2005 from 6.08% for the six months ended June 30, 2004. The yield on the investment portfolio also improved increasing to 3.90% for the six months ended June 30, 2005 compared to 3.62% for the same period in 2004 as investment volumes and investment yields both increased.

Interest Expense. Interest expense increased by $877,000 or 53.0% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was due to a full six months of interest on FHLB borrowings initiated in 2004, higher interest-bearing deposit volumes and higher yields paid on certificates of deposit and money market accounts. The average rate of interest paid on all interest bearing liabilities was 2.15% for the six months ended June 30, 2005 compared to 1.74% for the six months ended June 30, 2004. Interest expense on long-term borrowings and junior subordinated debentures was $568,000 for the six months ended June 30, 2005 compared to $378,000 for the six months ended June 30, 2004, an increase of $190,000 or 50.3%.

Net Interest Income. Net interest income improved by $1.1 million or 23.7% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The improvement was due primarily to an increase in loan and investment yields offset by the higher cost of deposits.

For the six months ended June 30, 2005, the net interest margin improved slightly to 4.03% compared to 4.02% for the six months ended June 30, 2004. The increase in net interest margin was the result of higher yields on federal funds sold, investments and loans due to an overall increase in market interest rates. The yield on earning assets increased to 5.86% in the first six months of 2004 from 5.49% in the first six months of 2004, while the cost of interest bearing liabilities for the same periods increased to 2.15% from 1.74%.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $220,000 for the six months ended June 30, 2005 compared to $125,000 for the same period in 2004. The provision was based in part upon the growth in total gross loans recorded for the six months ended June 30, 2005 and on management’s assessment of increased risk in certain segments of the loan portfolio. Total gross loans grew by $5.8 million for the six month period ended June 30, 2005. The Bank recorded net charge-offs on loans deemed uncollectible of $29,000 for the six months ended June 30, 2005.

Noninterest Income. Noninterest income decreased by $38,000 or 3.8% to $974,000 for the six months ended June 30, 2005 from $1.0 million for the same period of 2004. The decrease in noninterest income was due to a reduction in transaction-based deposit fees and bank owned life insurance offset by an increase in mortgage banking fees and VISA check card fees.

Noninterest Expense. Noninterest expense increased by $256,000 or 6.3% for the six months ended June 30, 2005. The increase in noninterest expense resulted from higher compensation expense of $139,000 due to higher benefit and payroll tax costs and the expensing the estimated value of stock options that vested during the first six months of 2005. Occupancy and equipment costs increased by $84,000 due to increased depreciation expense and costs associated with the move to a temporary branch facility while a newly designed branch is constructed on Kent Island. Marketing expense increased $26,000 as the Bank introduced additional components of the Bank’s newest marketing campaign.

Income Tax Expense. The Company recorded current income tax expense for the six-month period ended June 30, 2005 of $755,000. This amount includes $641,000 of federal income taxes and $114,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 36.9% for the six months ended June 30, 2005 versus 35.9% for the six months ended June 30, 2004.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004.

General. Net income for the three months ended June 30, 2005 totaled $672,000 or $0.17 per basic and $0.16 per diluted share compared to $457,000 or $0.11 per basic and diluted share for the six months ended June 30, 2004. Net interest income improved by $508,000 or 21.7% for the three months ended June 30, 2005 compared to the same in period in 2004, while noninterest income decreased by $11,000, a 2.1% reduction. Noninterest expense increased $121,000 or 5.8%. The Bank recorded $75,000 in provision for credit losses during the three months ended June 30, 2005.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The cash surrender value of the policies was $3.5 million at June 30, 2005 and December 31, 2004. The Bank recorded income from the insurance policies of $33,000 for each of the three-month periods ended June 30, 2005 and 2004 and incurred $14,000 in expense to accrue the retirement benefits for the three months ended June 30, 2005 compared to $12,000 for the same period in 2004.

Interest Income. Interest income increased $1.0 million or 32.1% as result of an improvement in loan and investment yields. The yield on the loan portfolio rose to 6.69% for the three months ended June 30, 2005 from 6.02% for the three months ended June 30, 2004. The yield on the investment portfolio improved to 3.92% for the three months ended June 30, 2005 compared to 3.67% for the same period in 2004 as a result of an improved mix of investment securities.

Interest Expense. Interest expense increased by $518,000 or 60.4% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Interest expense on interest-bearing deposits for the three months ending June 30, 2005 was $1.0 million compared to $618,000 for the same period in 2004, an increase of $403,000 or 65.2%. This increase was due to higher average deposit balances and higher deposit costs due to rising interest rates. The total cost of interest-bearing liabilities rose to 2.27% for the three months ended June 30, 2005 from 1.74% for the three months ended June 30, 2004. Interest expense on long-term borrowings and junior subordinated debentures was $289,000 for the three months ended June 30, 2005 compared to $206,000 for the three months ended June 30, 2004, an increase of $83,000 or 40.3%. The increase is a result of impact of the $15 million in additional FHLB convertible advances taken in taken 2004 and an increase in the cost of the trust preferred securities.

Net Interest Income. Net interest income improved by $508,000 or 21.7% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. For the three months ended June 30, 2005, the net interest margin increased to 3.99% compared to 3.98% for the three months ended June 30, 2004. The increase in net interest margin was the result of a higher yield on earning assets of 5.92% compared to 5.45% for the same period in 2004 offset by a higher cost of funds. The cost of funds for the same period increased to 1.93% from 1.45%.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $75,000 for the three months ended June 30, 2005 compared to $50,000 for the same period in 2004. The additional provision reflects management’s assessment of increased risk in certain segments of the loan portfolio. The Bank recorded net charge offs of $26,000 and $1,000 for the three months ended June 30, 2005 and 2004, respectively.

Noninterest Income. Noninterest income decreased by $11,000 or 2.1% to $508,000 for the three months ended June 30, 2005 from $519,000 for the same period of 2004. The reduction in noninterest income was due to decreased income on transaction-based deposit fees offset by increases in mortgage banking fees and VISA check card fees.

Noninterest Expense. Noninterest expense increased by $121,000 or 5.8% for the three months ended June 30, 2005. The increase in noninterest expense resulted from higher compensation expense of $61,000 due to higher benefit, payroll taxes and training costs. Occupancy and equipment costs increased by $36,000 due to increased depreciation expense and costs associated with moving the Bank’s Kent Island branch to a temporary facility while a new branch is constructed. Marketing expense increased $8,000 as the Company continued with marketing campaign introduced in the first quarter of 2005.

Income Tax Expense. The Company recorded current income tax expense for the three-month period ended June 30, 2005 of $406,000. This amount includes $343,000 of federal income taxes and $63,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 37.7% for the three months ended June 30, 2005 versus 37.1% for the three months ended June 30, 2004.

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

The Company’s major source of liquidity is its deposit base. At June 30, 2005, total deposits were $255.1 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $151.0 million or 59.2% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At June 30, 2005, federal funds sold and other overnight investments totaled $27.4 million while investments available-for-sale totaled $59.0 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At June 30, 2005 the Company had a $126.5 million credit limit with the FHLB with advances outstanding of $25.0 million. The Company had collateral sufficient to borrow up to $17.0 million of the remaining $101.5 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $12.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41% to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 6.62%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the six months ended June 30, 2005 totaled $151,000 compared to $109,000 for the same period of 2004.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the six months ended June 30, 2005 and 2004 totaled $12,000.

Capital Resources

Total stockholders’ equity was $19.9 million at June 30, 2005, representing an increase of $1.3 million or 6.4% from December 31, 2004. The growth of stockholders’ equity in the first six months of 2005 was primarily attributable to the earnings of the Company in the amount of $1.3 million and the exercise and expensing of stock options of $74,000 which was offset by a decrease in accumulated other comprehensive income of $113,000 resulting from declined market values of securities available-for-sale.

No dividends were paid for the six months ended June 30, 2005 or June 30, 2004.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	June 30, 2005	December 31, 2004	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	11.2%	12.2%	4.0%
Total Capital	12.1%	13.1%	8.0%
Tier 1 Leverage Ratio	8.2%	9.4%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of June 30, 2005, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 19, 2005

The Company received the following votes for the election of directors:

	For	Percentage	Withheld	Percentage
Walter L. Bennett, IV	3,575,993	99.8%	8,071	0.2%
Lawrence E. Lerner	3,577,581	99.8%	6,483	0.2%
Lawrence W. Schwartz	3,581,191	99.9%	2,873	0.1%
Ermis Sfakiyanudis	3,581,191	99.9%	2,873	0.1%
Clifford T. Solomon	3,575,369	99.8%	8,695	0.2%

The Company received the following votes for ratification of Stegman & Company as the independent auditor of the Company for the year ending December 31, 2005:

For	Percentage	Against	Percentage	Abstain	Percentage
3,574,512	99.8%	4,438	0.1%	5,114	0.1%

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

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: August 10, 2005	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: August 10, 2005	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer