Form 10QSB
period 2005-09-30
ANNAPOLIS BANCORP INC
filed 2005-11-10
CIK 1041429

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

Commission File Number 0-22961

ANNAPOLIS BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Maryland	52-1595772
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Bestgate Road, Annapolis, Maryland 21401
(Address of principal executive offices)

(410) 224-4455
(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At November 10, 2005, the Registrant had 4,070,965 shares of Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of September 30, 2005 and December 31, 2004

(in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$9,459	$7,455
Federal funds sold and other overnight investments	30,110	7,213
Investment securities available for sale	70,622	53,936
Federal Reserve Bank stock, at cost	504	504
Loans, less allowance for credit losses of $2,009 (2005) and $1,832 (2004)	197,881	202,296
Premises and equipment, net	7,132	6,998
Accrued interest receivable	1,280	1,061
Deferred income taxes	930	490
Investment in bank owned life insurance	3,606	3,510
Other assets	738	732

Total assets	$322,262	$284,195

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$46,045	$39,473
Interest-bearing	212,801	187,361

Total deposits	258,846	226,834
Securities sold under agreements to repurchase	12,141	7,901
Long-term borrowings	25,000	25,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	1,005	798

Total liabilities	301,992	265,533

Stockholders’ Equity
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,070,965 shares at September 30, 2005 and 4,050,480 at December 31, 2004	41	41
Paid in capital	13,128	12,986
Retained earnings	7,847	5,877
Accumulated other comprehensive loss	(746)	(242)

Total stockholders’ equity	20,270	18,662

Total liabilities and stockholders’ equity	$322,262	$284,195

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

for the Three and Nine Month Periods Ended September 30, 2005 and 2004

(unaudited)

(in thousands, except Per Share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$3,570	$2,954	$10,493	$8,418
Investment securities	648	380	1,697	1,091
Federal funds sold and overnight investments	222	30	416	66

Total interest income	4,440	3,364	12,606	9,575

Interest expense:
Interest-bearing deposits	1,156	648	3,004	1,859
Securities sold under agreements to repurchase	82	43	199	110
Long-term borrowings	212	151	629	420
Junior subordinated debentures	85	61	236	170

Total interest expense	1,535	903	4,068	2,559

Net interest income	2,905	2,461	8,538	7,016
Provision for credit losses	73	63	293	188

Net interest income after provision for credit losses	2,832	2,398	8,245	6,828

Noninterest income
Service charges and fees	314	330	910	977
Mortgage banking fees	106	57	255	173
Other fee income	120	113	349	362

Total noninterest income	540	500	1,514	1,512

Noninterest expense
Personnel	1,327	1,181	3,781	3,497
Occupancy and equipment	280	241	836	713
Data processing	228	218	671	669
Other operating expenses	473	384	1,360	1,229

Total noninterest expense	2,308	2,024	6,648	6,108

Income before income taxes	1,064	874	3,111	2,232

Income tax expense	386	326	1,141	814

Net income	$678	$548	$1,970	1,418

Basic Earnings Per Share	$0.17	$0.14	$0.49	$0.35

Diluted Earnings Per Share	$0.16	$0.13	$0.47	$0.34

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

for the Nine Month Periods Ended September 30, 2005 and 2004

(dollars in thousands)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital
Balance, January 1, 2005	4,050,480	$41	$12,986	$5,877	$(242)	$18,662
Net income	—	—	—	1,970	—	1,970	$1,970
Stock options exercised	17,552	—	50	—	—	50
Issuance of restricted stock	2,933	—	7	—	—	7
Stock-based compensation	—	—	85	—	—	85
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(504)	(504)	(504)

Balances, September 30, 2005 (unaudited)	4,070,965	$41	$13,128	$7,847	$(746)	$20,270	$1,466

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital
Balance, January 1, 2004	3,019,378	$30	$12,898	$3,704	$(184)	$16,448
Net income	—	—	—	1,418	—	1,418	$1,418
Stock options exercised	16,347	—	65		—	65
Issuance of restricted stock	2,201	—	15	—	—	15
Stock-based compensation	—	—	8	—	—	8
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	59	59	59

Balances, September 30, 2004 (unaudited)	3,037,926	$30	$12,986	$5,122	$(125)	$18,013	$1,477

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Nine Month Periods Ended September 30, 2005 and 2004

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$1,970	$1,418
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(180)	(88)
Depreciation and amortization of furniture, equipment and leasehold improvements	343	313
Amortization of premiums and accretions of discounts, net	34	8
Provision for credit losses	293	188
Stock-based compensation	92	15
(Increase) decrease in:
Accrued interest receivable	(219)	(135)
Cash surrender value of bank-owned life insurance	(96)	(123)
Other assets	(30)	48
Increase (decrease) in:
Accrued interest payable	25	17
Other liabilities	186	387

Net cash provided by operating activities	2,418	2,048

Cash flows from investing activities
Net decrease (increase) in loans	4,122	(29,961)
Purchase of investment securities - available-for-sale	(21,471)	(8,110)
Proceeds from maturity of securities and principal repayments	3,987	7,349
Net increase in federal funds sold and other overnight investments	(22,897)	(6,160)
Purchase of furniture, equipment and leasehold improvements	(453)	(350)

Net cash used in investing activities	(36,712)	(37,232)

Cash flows from financing activities
Net increase in deposits	32,008	31,668
Net increase in securities sold under agreements to repurchase	4,240	1,326
Net increase in long-term borrowings	—	5,000
Stock options exercised	50	73

Net cash provided by financing activities	36,298	38,067

Net increase in cash	2,004	2,883
Cash and due from banks, beginning of period	7,455	6,033

Cash and due from banks, end of period	$9,459	$8,916

Supplemental cash flow information
Interest paid	$4,043	$2,542
Income taxes paid	$1,356	$726
Non-cash transactions:
Issuance of restricted stock and stock options expensed	$92	$25

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

For the Three and Nine Month Periods Ended September 30, 2005 and 2004

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2004. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2005.

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

Awards under the Company’s stock compensation plans vest over a five year period. Therefore, the expense related to stock option compensation included in the determination of net income for the three and nine months ended September 30, 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.

The weighted average fair value of options granted during 2005 and 2004 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	September 30,
	2005	2004
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.83%	3.59%
Expected volatility	39.42%	38.91%
Expected life in years	7	7

The net income and earnings per share implications if the fair value method had been applied to all awards that vested during the three and nine months ended September 30, 2005 and 2004 would have been as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$678	$548	$1,970	$1,418
Add: Stock option employee compensation expense included in reported net income, net of related tax effect	27	2	56	5
Deduct: Total stock option employee compensation expense determined under the fair value method for all awards vested during the period, net of related tax effects	(29)	(8)	(64)	(33)

Pro forma net income	$676	$542	$1,962	$1,390

Basic earnings per share*
As reported	$0.17	$0.14	$0.49	$0.35
Pro forma	$0.17	$0.13	$0.48	$0.34
Diluted earnings per share*
As reported	$0.16	$0.13	$0.47	$0.34
Pro forma	$0.16	$0.13	$0.47	$0.34

*	Gives effect to a four-for-three stock split in the form of a stock dividend issued on December 3, 2004.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share*

(in thousands, except Earnings Per Share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$678	$548	$1,970	$1,418
Average shares outstanding	4,068	4,049	4,060	4,057
Basic Earnings Per Share	$0.17	$0.14	$0.49	$0.35

Net income	$678	$548	$1,970	$1,418
Average shares outstanding before the effect of options	4,068	4,049	4,060	4,057
Effect of options	117	84	119	85
Average shares outstanding including options	4,185	4,133	4,179	4,142
Diluted Earnings Per Share	$0.16	$0.13	$0.47	$0.34

*	Gives effect to a four-for-three stock split in the form of a stock dividend issued on December 3, 2004.

Note E – New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections” (“Statement No. 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Specifically, this statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impractical to determine either the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a correspondent adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impractical to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. This statement does not change the transition provisions of any existing pronouncement. The Company does not believe that the adoption of Statement No. 154 will have a significant impact on its consolidated statement of income or financial condition.

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

Significant accounting policies followed by the Company are presented in Note 1 to the Company’s 2004 consolidated financial statements, which can be found on the Company’s Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes in the Company’s Form 10-KSB and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets at September 30, 2005 were $322.3 million, an increase of $38.1 million or 13.4% from total assets at December 31, 2004 of $284.2 million. Federal funds sold and other overnight investments and investment securities available-for-sale increased $39.6 million or 64.3% as pay-downs on loans and deposit growth resulted in additional funds available to invest.

Loans less allowance for credit losses at September 30, 2005 were $197.9 million, down $4.4 million from $202.3 million at December 31, 2004, a decrease of 2.2%. The decrease resulted primarily from a $9.0 million or 28.1% decrease in constructions loans, principally acquisition and development related, and a $2.3 million decrease in commercial loans offset by a $7.9 million increase in real estate loans.

The allowance for credit losses increased $177,000 to $2.0 million at September 30, 2005 from $1.8 million at December 31, 2004. The increase in the allowance is attributed to the addition of a provision for credit losses of $293,000 offset by net charge-offs of loans deemed uncollectible of $116,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At September 30, 2005 and December 31, 2004, the allowance for credit losses to total loans was 1.01% and 0.90%, respectively. Nonperforming assets as of September 30, 2005 and December 31, 2004 were $3.1 million and $599,000, respectively. The increase in nonperforming assets from December 31, 2004 is attributable to loans totaling $1.4 to one developer who closed his business. $769,000 of which is considered to be nonaccrual and $698,000 of which is ninety days past due and still accruing. Additionally, due to repeated delays by the lead bank in obtaining the signatures required to execute renewal documents, a $1.3 million purchased participation loan for a condominium project that matured on July 1, 2005 but remained current through September 30, 2005 was required to be classified as nonperforming. The executed documentation was received on October 17, 2005 and the loan was restored to performing status.

Deposits of $258.9 million at September 30, 2005 represent a $32.1 million or 14.2% increase from December 31, 2004 deposits of $226.8 million. The increase was due to a $21.4 million or a 15.8% increase in core deposits, which include demand deposit, NOW, savings and money market accounts, and an increase of $10.7 million or 11.7% in IRAs and certificates of deposit.

Federal Home Loan Bank (“FHLB”) borrowings totaled $25.0 million at September 30, 2005 and at December 31, 2004. The borrowings were made under the FHLB of Atlanta’s convertible advance program with an average remaining life of 1.9 years and an average cost of 3.37%. The most recent borrowing under this program was made on October 22, 2004 for $10.0 million at an annual rate of 2.37%. There were no new FHLB borrowings in 2005.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust, formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 7.11%.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004.

General. Net income for the nine months ended September 30, 2005 totaled $2.0 million or $0.49 per basic and $0.47 per diluted share compared to $1.4 million or $0.35 per basic and $0.34 per diluted share for the nine months ended September 30, 2004. Net interest income improved by $1.5 million or 21.7% for the nine months ended September 30, 2005 compared to the same in period in 2004. Offsetting the improvement in net interest income was an increase in noninterest expense of $540,000 and an increase of $105,000 in provision for credit losses for the nine months ended September 30, 2005.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The current cash surrender value of the policies included in other assets is $3.6 million. The Bank recorded income from the insurance policies for the nine-month period ended September 30, 2005 of $96,000 compared to $123,000 for the same period in 2004 and incurred $39,000 in expense to accrue the retirement benefits for the nine months ended September 30, 2005 compared to $36,000 for the same period in 2004.

Interest Income. Interest income increased $3.0 million or 31.7% as a result of an increase in federal funds sold and securities available-for-sale volumes as well as an improvement in investment and loan yields. The yield on the loan portfolio improved to 6.66% for the nine months ended September 30, 2005 from 6.08% for the nine months ended September 30, 2004. The yield on the investment portfolio also improved increasing to 3.94% for the nine months ended September 30, 2005 compared to 3.67% for the same period in 2004. An increase in investment volumes and a change in the investment portfolio mix resulted in the improvement in yield.

Interest Expense. Interest expense increased by $1.5 million or 59.0% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was due to a full nine months of interest on FHLB borrowings initiated in 2004, higher interest-bearing deposit volumes and higher yields paid on certificates of deposit and money market accounts. The average rate of interest paid on all interest bearing liabilities was 2.24% for the nine months ended September 30, 2005 compared to 1.76% for the nine months ended September 30, 2004. Interest expense on long-term borrowings and junior subordinated debentures was $865,000 for the nine months ended September 30, 2005 compared to $590,000 for the nine months ended September 30, 2004, an increase of $275,000 or 46.6%.

Net Interest Income. Net interest income improved by $1.5 million or 21.7% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The improvement was due primarily to an increase in loan and investment yields offset by the higher cost of deposits.

For the nine months ended September 30, 2005, the net interest margin decreased slightly to 3.99% compared to 4.03% for the nine months ended September 30, 2004. The decrease in net interest margin was the result of a higher cost of funds which increased to 1.91% from 1.47% for the nine months ending September 30, 2005 and 2004, respectively. Offsetting the higher cost of funds was an improvement in the yield on earning assets, increasing to 5.89% for the first nine months of 2004 from 5.50% for the first nine months of 2004.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $293,000 for the nine months ended September 30, 2005 compared to $188,000 for the same period in 2004. The added provision was based on management’s assessment of increased risk in certain segments of the loan portfolio and net charge-offs for the nine months ended September 30, 2005 of $116,000 compared to $15,000 for the nine months ended September 30, 2004.

Noninterest Income. Noninterest income increased by $2,000 or 0.1% for the nine months ended September 30, 2005. The increase in noninterest income was due to an increase in mortgage banking fees and VISA check card fees offset by a reduction in transaction-based deposit fees and income on bank owned life insurance.

Noninterest Expense. Noninterest expense increased by $540,000 or 8.8% for the nine months ended September 30, 2005. The increase in noninterest expense resulted from higher personnel expense of $284,000 due to expensing options granted to employees and directors and higher benefit and payroll tax costs during the first nine months of 2005. Occupancy and equipment costs increased by $123,000 due to increased depreciation expense and costs associated with moving an existing branch to a temporary facility during the construction of a newly designed branch on Kent Island anticipated to be completed early in 2006. Legal expense increased $73,000 connection with the Bank’s efforts to collect on nonperforming loans, some or all of which may be recoverable in future periods if the Bank’s collection efforts are successful. Marketing expense increased $64,000 as the Bank introduced additional components of the Bank’s current marketing campaign.

Income Tax Expense. The Company recorded current income tax expense for the nine-month period ended September 30, 2005 of $1.1 million. This amount includes $977,000 of federal income taxes and $164,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 36.7% for the nine months ended September 30, 2005 versus 36.5% for the nine months ended September 30, 2004.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004.

General. Net income for the three months ended September 30, 2005 totaled $678,000 or $0.17 per basic and $0.16 per diluted share compared to $548,000 or $0.14 per basic and $0.13 per diluted share for the three months ended September 30, 2004. Net interest income improved by $444,000 or 18.0% for the three months ended September 30, 2005 compared to the same in period in 2004, while noninterest income increased by $40,000, an 8.0% improvement. Noninterest expense increased $284,000 or 14.0%. The Bank recorded $73,000 in provision for credit losses during the three months ended September 30, 2005.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The cash surrender value of the policies was $3.6 million at September 30, 2005 and $3.5 million at December 31, 2004. The Bank recorded income from the insurance policies of $32,000 for each of the three-month periods ended September 30, 2005 and 2004 and incurred $14,000 in expense to accrue the retirement benefits for the three months ended September 30, 2005 compared to $12,000 for the same period in 2004.

Interest Income. Interest income increased $1.1 million or 32.0% as result of an improvement in loan and investment yields. The yield on the loan portfolio rose to 6.82% for the three months ended September 30, 2005 from 6.07% for the three months ended September 30, 2004. The yield on the investment portfolio improved to 4.01% for the three months ended September 30, 2005 compared to 3.76% for the same period in 2004 as a result of an improved mix of investment securities.

Interest Expense. Interest expense increased by $632,000 or 70.0% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Interest expense on interest-bearing deposits was $1.2 million for the three months ended September 30, 2005 compared to $648,000 for the same period in 2004, an increase of $508,000 or 78.4%. This increase was the result of higher average deposit balances and higher deposit costs. The higher deposit costs were primarily due to increases in the rates paid on certificates of deposits and money market accounts. The total cost of interest-bearing liabilities rose to 2.41% for the three months ended September 30, 2005 from 1.78% for the three months ended September 30, 2004. Interest expense on long-term borrowings and junior subordinated debentures was $297,000 for the three months ended September 30, 2005 compared to $213,000 for the three months ended September 30, 2004, an increase of $85,000 or 40.1%. The increase is a result of the impact of the $15 million in additional FHLB convertible advances taken in 2004 and an increase in the cost of the trust preferred securities.

Net Interest Income. Net interest income improved by $444,000 or 18.0% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. For the three months ended September 30, 2005, the net interest margin decreased to 3.87% compared to 4.04% for the three months ended September 30, 2004. The decrease in net interest margin was the result of an increase in the cost of funds to 2.08% from 1.50% offset by an improvement in the yield on earning assets increasing to 5.91% compared to 5.52% for the same period in 2004.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $73,000 for the three months ended September 30, 2005 compared to $63,000 for the same period in 2004. The additional provision reflects management’s assessment of increased risk in certain segments of the loan portfolio. The Bank recorded net charge offs of $87,000 and $14,000 for the three months ended September 30, 2005 and 2004, respectively.

Noninterest Income. Noninterest income improved by $40,000 or 8.0% from $500,000 for the three months ended September 30, 2004 to $540,000 for the three month period ended September 30, 2005. The increase in noninterest income was due to an increase in mortgage banking fees and VISA check card fees offset by reductions in transaction-based deposit fees.

Noninterest Expense. Noninterest expense increased by $284,000 or 14.0% for the three months ended September 30, 2005. The increase in noninterest expense resulted from higher personnel expense of $146,000 due to recruiting costs and higher employee benefit costs. Occupancy and equipment costs increased by $39,000 due to increased depreciation expense and costs associated with moving the Bank’s Kent Island branch to a temporary facility while a new branch is constructed. The new branch is expected to be completed early in 2006. Marketing expense increased $38,000 as the Company continued with a marketing campaign introduced in the first quarter of 2005. Legal costs, primarily collection related, increased $60,000 over the same three month period for the prior year.

Income Tax Expense. The Company recorded current income tax expense for the three-month period ended September 30, 2005 of $386,000. This amount includes $336,000 of federal income taxes and $50,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 36.3% for the three months ended September 30, 2005 versus 37.3% for the three months ended September 30, 2004.

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

The Company’s major source of liquidity is its deposit base. At September 30, 2005, total deposits were $258.9 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits, totaled $135.1 million or 60.4% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 2005, federal funds sold and other overnight investments totaled $30.1 million while investment securities available-for-sale totaled $71.0 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at up to 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At September 30, 2005 the Company had a $128.9 million credit limit with the FHLB with advances outstanding of $25.0 million. The Company had collateral sufficient to borrow up to $17.0 million of the remaining $103.9 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $12.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41% to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 7.11%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Company’s Consolidated Balance Sheet as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the nine months ended September 30, 2005 totaled $236,000 compared to $170,000 for the same period of 2004.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the nine months ended September 30, 2005 and 2004 totaled $19,000.

Capital Resources

Total stockholders’ equity was $20.3 million at September 30, 2005, representing an increase of $1.6 million or 8.6% from December 31, 2004. The growth of stockholders’ equity in the first nine months of 2005 was primarily attributable to the earnings of the Company in the amount of $2.0 million and the exercise and expensing of stock options of $135,000, which were offset by a decrease in accumulated other comprehensive income of $504,000 resulting from declined market values of securities available-for-sale.

No dividends were paid for the nine months ended September 30, 2005 or September 30, 2004.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	September 30, 2005	December 31, 2004	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	11.9%	12.2%	4.0%
Total Capital	12.8%	13.1%	8.0%
Tier 1 Leverage Ratio	8.1%	9.4%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of September 30, 2005, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: November 10, 2005	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: November 10, 2005	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer