Form 10KSB
period 2005-12-31
ANNAPOLIS BANCORP INC
filed 2006-03-27
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

Annual report under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 2005

Commission File No.: 0-22961

ANNAPOLIS BANCORP, INC.

(Name of small business issuer in its charter)

MARYLAND	52-1595772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1000 Bestgate Road, Suite 400 ANNAPOLIS, MARYLAND	21401
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (410) 224-4455

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.01 PER SHARE

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes:  ☒    No:  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

Issuer’s revenues for its fiscal year ended December 31, 2005 were $19,314,840.

The aggregate market value of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $20,299,666 and is based upon the last sales price as quoted on The NASDAQ Stock Market for March 1, 2006.

The Registrant had 4,081,630 shares of Common Stock outstanding as of March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2005 ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-KSB.

PORTIONS OF THE PROXY STATEMENT FOR THE 2006 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

Transitional Small Business Disclosure Format:    Yes:  ☐    No  ☒

This Annual Report on Form 10-KSB contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of Annapolis Bancorp, Inc. (the “Company”), its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in the Company’s filings with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The information relating to the description of business of the Registrant is incorporated herein by reference to page 23 of the Registrant’s 2005 Annual Report to Shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

The executive offices of the Company and the Bank are located at 1000 Bestgate Road, Suite 400, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 2005:

	Leased/ Owned	Original Year Leased or Location Acquired	Year of Lease Expiration		Net Book Value of Property or Leasehold Improvements at December 31, 2005 ($000)
Administration	Owned	2001	N/A		$4,858
Bestgate	Owned	2001	N/A		1,404
Edgewater	Land Leased	1996	2016	(1)	321
Cape St. Claire	Leased	1995	2010	(1)	48
Kent Island (2)	Leased	1990	2023	(1)	1,098
Severna Park	Leased	1996	2006	(1)	18
BayWoods	Leased	2003	2008	(1)	10

(1)	These leases may be extended at the option of the Company for periods ranging from one to twenty years.
(2)	Construction is in progress on a new branch building located on the existing Kent Island Branch property. The building is expected to be completed in April 2006 at an estimated cost of $1.5 million.

On July 1, 2001, the Bank entered into a three year lease for the second floor space of the Bank’s headquarters building with Heim and Associates, P.A., now HeimLantz Business and Tax Services, Inc., an accounting firm whose President is a director of the Company and the Bank. The lease rate of $180 thousand per annum is based on current market rates as determined by an independent commercial real estate services firm not affiliated with the Company or the Bank. The initial lease term of 3 years expired in June 30, 2004. The lease is now in the initial year of the first renewal option of 2 years. There is one 2 year and one 1 year renewal option remaining.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information relating to the market for Registrant’s common equity and related stockholder matters appears on page 17, of the Registrant’s 2005 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The above-captioned information appears on pages 1 through 17 of the Registrant’s 2005 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of Annapolis Bancorp, Inc. and its subsidiaries, together with the report thereon by Stegman & Company for the year ended December 31, 2005, appear in the Registrant’s 2005 Annual Report to Stockholders on pages 18 through 36 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information relating to directors, officers, promoters and control persons and regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year (“Proxy Statement”).

Executive Officers of the Registrant

The information relating to directors and named executive officers of the Registrant is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006 at pages 4 through 7. In addition, information concerning Executive Officers who are not directors is set forth below:

Name	Age at 12/31/05	Position with the Company and Bank and Past Five Years Experience
Rita D. Demma	58	Secretary of the Company and the Bank. Ms. Demma has been an officer of the Bank since 2000. Ms. Demma held a similar position from 1996 through 2000 with the University of Maryland Medical Center prior to joining the Company.

Margaret Theiss Faison	47	Chief Financial Officer and Treasurer of the Company and Senior Vice President, Chief Financial Officer and Treasurer of the Bank. Prior to joining the Company in 1999, Ms. Faison was Senior Vice President and Chief Financial Officer of Sterling Bank & Trust Co. of Baltimore from 1997 until 1999. Ms. Faison was previously Vice President and Chief Financial Officer with Mellon Bank (MD).

Robert E. Kendrick, III	60	Senior Vice President and Chief Credit Officer of the Bank. Prior to joining the Bank in 1999, Mr. Kendrick held similar positions from 1967 through 1999 with Citizens National Bank of Laurel, Bank of Maryland, Sterling Bank & Trust Co. of Baltimore and NationsBank.

J. Mitchell Krebs	44	Senior Vice President and Chief Business Development Officer of the Bank. Prior to joining the Bank in July 2005, Mr. Krebs was with SunTrust from 1985 to June 2005 most recently as a Vice President and Sales Manager for the Annapolis Market and as a Team Leader for Business Banking.

Code of Ethics

On June 20, 2003, the Company’s Board of Directors adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. On March 18, 2005 the Company’s Board of Director’s reaffirmed the code of ethics. That Code of Ethics for the Principal Executive Officer and the Senior Financial Officer has been posted on the Company’s internet website at www.bankannapolis.com.

ITEM 10. EXECUTIVE COMPENSATION

The information relating to director and executive compensation is incorporated herein by reference to the Registrant’s Proxy Statement defined above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant’s Proxy Statement.

The Equity Compensation Plan Information appears in the Registrant’s 2005 Annual Report to Stockholders on page 25 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement.

ITEM 13. EXHIBITS

Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Bylaws of Annapolis Bancorp, Inc.*

3.3	Articles of Incorporation of BankAnnapolis**

3.4	Bylaws of BankAnnapolis**

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

10.2	Annapolis National Bancorp, Inc. Employee Stock Option Plan*+

11.0	Computation of earnings per share (filed herewith)

13.0	Portions of 2005 Annual Report to Stockholders (filed herewith)

14.0	Code of Ethics***

21.0	Subsidiary information is incorporated herein by reference to Part I - “Subsidiaries”

23.0	Consent of Independent Registered Public Accounting Firm/Auditors (filed herewith)

31.1	Certification Pursuant to Sarbanes-Oxley Section 302 (filed herewith)

31.2	Certification Pursuant to Sarbanes-Oxley Section 302 (filed Herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

+	Management contract or compensatory plan or arrangement.
*	Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on June 23, 1997 and any Amendments thereto, Registration No. 333-29841.
**	Incorporated herein by reference to the Exhibits to Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.
***	Incorporated herein by reference to the Annual Report on Form 10-KSB for fiscal year ended December 31, 2003, filed with the SEC on March 25, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The information relating to the principal accountant fees and services is incorporated herein by reference to the Registrant’s Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANNAPOLIS BANCORP, INC.

By:	/s/ Richard M. Lerner
Richard M. Lerner
Chairman and CEO

Date:	March 27, 2006

By:	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer

Date:	March 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

NAME	Title	Date

/s/ Richard M. Lerner	Chairman, Chief Executive Officer and	March 27, 2006
Richard M. Lerner	Director (principal executive officer)

/s/ Margaret Theiss Faison	Treasurer and Chief Financial Officer	March 27, 2006
Margaret Theiss Faison	(principal accounting and financial officer)

/s/ Walter L. Bennett, IV	Director	March 27, 2006
Walter L. Bennett, IV

/s/ Clyde E. Culp, III	Director	March 27, 2006
Clyde E. Culp, III

/s/ F. Carter Heim	Director	March 27, 2006
F. Carter Heim

/s/ Stanley J. Klos, Jr.	Director	March 27, 2006
Stanley J. Klos, Jr.

/s/ Lawrence E. Lerner	Director	March 27, 2006
Lawrence E. Lerner

/s/ Nancy Lowell	Director	March 27, 2006
Nancy Lowell

/s/ Lawrence W. Schwartz	Director	March 27, 2006
Lawrence W. Schwartz

/s/ Ermis Sfakiyanudis	Director	March 27, 2006
Ermis Sfakiyanudis

/s/ Clifford T. Solomon	Director	March 27, 2006
Clifford T. Solomon