Form 10QSB
period 2006-03-31
ANNAPOLIS BANCORP INC
filed 2006-05-11
CIK 1041429

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

At May 01, 2006, the Registrant had 4,081,630 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of March 31, 2006 and December 31, 2005

(in thousands)

	(Unaudited) March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$7,223	$9,603
Federal funds sold and other overnight investments	4,397	3,400
Investment securities available for sale, at fair value	68,237	73,398
Federal Reserve Bank stock, at cost	504	504
Loans, less allowance for credit losses of $2,061 and $2,012	207,091	202,568
Premises and equipment, net	9,037	8,550
Accrued interest receivable	1,335	1,423
Deferred income taxes	1,314	1,128
Investment in bank owned life insurance	3,669	3,638
Other assets	492	704

Total assets	$303,299	$304,916

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$44,277	$43,448
Interest-bearing	202,245	206,501

Total deposits	246,522	249,949

Securities sold under agreements to repurchase	14,375	12,986
Long-term borrowings	15,000	15,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	1,047	1,022

Total liabilities	281,944	283,957

Stockholders’ Equity
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,081,630 shares at March 31, 2006 and 4,072,800 at December 31, 2005	41	41
Paid in capital	13,225	13,171
Retained earnings	9,548	8,858
Accumulated other comprehensive loss	(1,459)	(1,111)

Total stockholders’ equity	21,355	20,959

Total liabilities and stockholders’ equity	$303,299	$304,916

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

for the Three Month Periods Ended March 31, 2006 and 2005

(unaudited)

(in thousands, except Per Share data)

	For the Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$3,719	$3,367
Investment securities	766	523
Federal funds sold and overnight investments	17	54

Total interest income	4,502	3,944

Interest expense:
Interest-bearing deposits	1,273	827
Securities sold under agreements to repurchase	94	51
Long-term borrowings	167	207
Junior subordinated debentures	96	72

Total interest expense	1,630	1,157

Net interest income	2,872	2,787
Provision for credit losses	12	145

Net interest income after provision for credit losses	2,860	2,642

Noninterest income
Service charges and fees	290	294
Mortgage banking fees	42	58
Other fee income	126	114
Loss on sale of investment securities	(23)	—

Total noninterest income	435	466

Noninterest expense
Personnel	1,218	1,220
Occupancy and equipment	269	285
Data processing	231	220
Other operating expenses	443	414

Total noninterest expense	2,161	2,139

Income before income taxes	1,134	969
Income tax expense	444	349

Net income	$690	$620

Basic Earnings Per Share	$0.17	$0.15

Diluted Earnings Per Share	$0.16	$0.15

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

for the Three Month Periods Ended March 31, 2006 and 2005

(unaudited)

(dollars in thousands)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value
Balance, January 1, 2006	4,072,800	$41	$13,171	$8,858	$(1,111)	$20,959
Net income	—	—	—	690	—	690	$690
Stock options exercised	8,830	—	25	—	—	25
Stock-based compensation	—	—	29	—	—	29
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(348)	(348)	(348)

Balances, March 31, 2006	4,081,630	$41	$13,225	$9,548	$(1,459)	$21,355	$342

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value
Balance, January 1, 2005	4,050,480	$41	$12,986	$5,877	$(242)	$18,662
Net income	—	—	—	620	—	620	$620
Stock options exercised	5,110	—	13	—	—	13
Stock-based compensation	—	—	10	—	—	10
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(522)	(522)	(522)

Balances, March 31, 2005	4,055,590	$41	$13,009	$6,497	$(764)	$18,783	$98

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Three Month Periods Ended March 31, 2006 and 2005

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$690	$620
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(7)	(172)
Depreciation and amortization of furniture, equipment and leasehold improvements	68	117
Amortization of premiums and accretions of discounts, net	1	10
Loss on sale of investments	23	—
Provision for credit losses	12	145
Net recoveries (charge-offs) on loans	36	(2)
Stock based compensation	29	10
Decrease (increase) in:
Accrued interest receivable	88	(40)
Cash surrender value of bank-owned life insurance	(31)	(31)
Other assets	204	(95)
Increase (decrease) in:
Accrued interest payable	33	26
Other liabilities	(8)	381

Net cash provided by operating activities	1,138	969

Cash flows from investing activities
Net increase in loans	(4,571)	(13,217)
Purchase of investment securities - available-for-sale	(42)	(105)
Proceeds from maturity of securities and principal repayments	4,652	1,103
Net (increase) decrease in federal funds sold and other overnight investments	(997)	2,759
Purchase of furniture, equipment and leasehold improvements	(547)	(89)

Net cash used in investing activities	(1,505)	(9,549)

Cash flows from financing activities
Net (decrease) increase in deposits	(3,427)	6,828
Net increase in securities sold under agreements to repurchase	1,389	820
Proceeds from stock options exercised	25	13

Net cash (used in) provided by financing activities	(2,013)	7,661

Net decrease in cash	(2,380)	(919)
Cash and due from banks, beginning of period	9,603	7,455

Cash and due from banks, end of period	$7,223	6,536

Supplemental cash flow information
Interest paid	$1,605	$1,131
Income taxes paid	$295	$166
Non-cash transactions:
Issuance of restricted stock and stock options expensed	$29	$10

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three Months Ended March 31, 2006 and 2005

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2005. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2006.

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

Note C – Stock Based Compensation

During 2003 the Company adopted the prospective method of recognizing stock-based compensation provided by SFAS No. 148. Accordingly expense is recognized for all employee awards granted, modified or settled after January 1, 2003.

The adoption of SFAS 123R which required the recognition of stock-based compensation expense did not have a material impact on the Company’s financial statements.

Stock based-compensation expense recognized in the quarter ended March 31, 2006 was $29,000.

The following table illustrates the effect on net income and earnings per share if the Company had applied all of the fair value recognition provisions of SFAS 123R in the quarter ended March 31, 2005:

For the Three Months Ended March 31, 2005
Net income as reported	$620
Add: Stock option employee compensation expense included in reported net income, net of related tax effect	7
Deduct: Total stock option employee compensation expense determined under the fair value method for all awards vested during the period, net of related tax effects	(29)

Pro forma net income	$598

Basic earnings per share
As reported	$0.15
Pro forma	$0.15
Diluted earnings per share
As reported	$0.15
Pro forma	$0.14

The weighted average fair value of options granted during 2006 and 2005 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	For the Three Months Ended March 31,
	2006*	2005
Dividend yield	—	0.00%
Risk-free interest rate	—	3.92%
Expected volatility	—	38.19%
Expected life in years	—	7
Weighted average fair value	—	$4.31

*	There were no options granted during the first quarter of 2006.

Stock-based compensation expense recognized in the consolidated statement of income for the first quarters of 2006 and 2005 reflects estimated forfeitures

Net cash proceeds from the exercise of stock options are approximately $25,000 for the three month period ending March 31, 2006 and $13,000 for the three months ended March 31, 2005.

Stock option activity for the three months ended March 31, 2006 and 2005 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	307,512	$5.75
Grants	—	—
Exercised	8,830	2.93
Forfeitures	18,554	8.36

Outstanding as of March 31, 2006	280,128	$5.62

Exercisable at March 31, 2006	190,575	$3.21	5.83	$1,246,000

Outstanding at December 31, 2004	276,588	$3.75
Grants	20,000	9.32
Exercised	5,110	6.46
Forfeitures	6,666	7.04

Outstanding as of March 31, 2005	280,128	$4.08

Exercisable at March 31, 2005	284,812	$3.21	3.39	$1,613,000

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between the closing stock price on March 31, 2006 the last trading day in the first quarter and the exercise price for those options in the money multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised is approximately $60,000 for the three months ended March 31, 2006, and $33,000 for the three months ended March 31, 2005. Total fair value of options vested is $1,246,000 for the three months ended March 31, 2006 and $1,613,000 for the three months ended March 31, 2005.

As of March 31, 2006, $167,000 of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 2.65 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended March 31,
	2006	2005
Net income	$690	$620

Average shares outstanding	4,077	4,053
Basic Earnings Per Share	$0.17	$0.15

Net income	$690	$620
Average shares outstanding before the effect of options	4,077	4,053

Effect of options	126	121
Average shares outstanding including options	4,203	4,174
Diluted Earnings Per Share	$0.16	$0.15

Note E – New Accounting Pronouncements

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

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

Significant accounting policies followed by the Company are presented in Note 1 to the Company’s 2005 consolidated financial statements which can be found in the Company’s Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets at March 31, 2006 were $303.3 million, a decrease of $1.6 million or 0.5% from total assets at December 31, 2005 of $304.9 million. Federal funds sold and other overnight investments and investment securities available-for-sale decreased $4.2 million or 5.4% as federal funds sold were used to fund loan growth.

Loans less allowance for credit losses at March 31, 2006 were $207.1 million, up from $202.6 million at December 31, 2005, an increase of $4.5 million or 2.2%. The increase primarily resulted from a $7.5 million or 5.1% increase in residential real estate and construction loans.

The allowance for credit losses increased $49,000 to $2.1 million at March 31, 2006 from $2.0 million at December 31, 2005. The increase in the allowance is attributed to the addition of a provision for credit losses of $12,000 offset by net recoveries of loans previously deemed uncollectible of $37,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At March 31, 2006 and December 31, 2005 the allowance for credit losses to total loans was 0.99% and 0.90%, respectively. Non performing assets as of March 31, 2006 and December 31, 2005 were $270,000 and $599,000, respectively.

Deposits of $246.5 million at March 31, 2006 represent a $3.4 million or 1.4% decrease from December 31, 2005 deposits of $249.9 million. The decrease was due to a $1.1 million or 0.7% decrease in core deposits, which includes demand deposit accounts, NOW accounts, savings and money markets, and a decrease of $2.3 million or 2.5% in IRAs and certificates of deposit as some out of state certificates matured and were not renewed.

Federal Home Loan Bank (“FHLB”) borrowings totaled $15.0 million at March 31, 2006 compared to $15.0 million at December 31, 2005. The borrowings were made under the FHLB of Atlanta’s convertible advance program with an average remaining life of 1.3 years and an average cost of 4.03%. There were no new FHLB borrowings in the first quarter 2006.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 8.11%.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005.

General. Net income for the three months ended March 31, 2006 totaled $690,000 or $0.17 per basic and $0.16 per diluted share compared to $620,000 or $0.15 per basic and diluted share for the three months ended March 31, 2005. Net interest income improved by $85,000 or 3.0% for the three months ended March 31, 2006 compared to the same period in 2005, while noninterest income decreased by $31,000, a 6.7% drop. Noninterest expense increased $22,000 or 1.0%. The Bank recorded $12,000 in provision for credit losses during the three months ended March 31, 2006, while $145,000 in provision for credit losses was recorded during the same period in 2005.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The cash surrender value of the policies was $3.7 million at March 31, 2006 and December 31, 2005. The Bank recorded income from the insurance policies for the three-month period ended March 31, 2006 of $32,000 compared to $31,000 for the same period in 2005 and incurred $14,000 in expense to accrue the retirement benefits for the three months ended March 31, 2006 compared to $11,000 for the same period in 2005.

Interest Income. Interest income increased $558,000 or 14.1% as a result of an increase in loan volumes and a rise in interest rates. The yield on the loan portfolio rose to 7.39% for the three months ended March 31, 2006 from 6.49% for the three months ended March 31, 2005. The yield on the investment portfolio improved to 4.29% for the three months ended March 31, 2006 compared to 3.89% for the same period in 2005 also as a result of rising interest rates and a change in the mix of the investment portfolio to include a higher proportion of mortgage-backed securities.

Interest Expense. Interest expense increased by $473,000 or 40.9% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Interest expense on interest-bearing deposits for the quarter ending March 31, 2006 was $1.3 million compared to $827,000 for the same period in 2005, a 53.9% increase. This increase was due to higher deposit costs due to rising interest rates on money market accounts and certificates of deposit. The total cost of interest-bearing liabilities rose to 2.88% for the three months ended March 31, 2006 from 2.03% for the three months ended March 31, 2005. Interest expense on long-term borrowings and junior subordinated debentures was $263,000 for the three months ended March 31, 2006 compared to $279,000 for the three months ended March 31, 2005, a decrease of $16,000 or 5.7%. The decrease is a result of the payoff of a $10 million convertible advance with the Federal Home loan Bank of Atlanta offset by increased overnight borrowings.

Net Interest Income. Net interest income improved by $85,000 or 3.0% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The improvement was due primarily to an increase in volume of all loan types aided by the rising interest rate environment.

For the three months ended March 31, 2006, the net interest margin increased to 4.20% compared to 4.14% for the three months ended March 31, 2005. The increase in net interest margin was the result of a higher yield on earning assets of 6.59% compared to 5.86% for the same period in 2005 offset by a higher cost of funds. The cost of funds for the same period increased to 2.44% from 1.72%.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $12,000 for the three months ended March 31, 2006 compared to $145,000 for the same period in 2005. The provision was based in part upon the growth in total gross loans of $4.6 million recorded for the three months ended March 31, 2006. The Bank recorded net recoveries of $37,000 compared to net charge-offs of $1,000 for the three months ended March 31, 2006 and 2005, respectively.

Noninterest Income. Noninterest income decreased by $31,000 or 6.7% to $435,000 for the three months ended March 31, 2006 from $466,000 for the same period of 2005. The reduction in noninterest income was due to decreased income from account analysis fees and lower mortgage banking fees.

Noninterest Expense. Noninterest expense increased by $22,000 or 1.0% for the three months ended March 31, 2006. The increase in noninterest expense resulted higher marketing expense as the Company increased advertising expenditures. Occupancy and equipment costs decreased in comparison with the three months ended March 31, 2005 due to lower snow removal costs. Legal expense decreased $33,000 compared to the quarter ended March 31, 2005 due to the recovery of some expenses recouped when several nonperforming loans paid off.

Income Tax Expense. The Company recorded current income tax expense for the three-month period ended March 31, 2006 of $444,000. This amount includes $380,000 of federal income taxes and $64,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 39.2% for the three months ended March 31, 2006 versus 34.5% for the three months ended March 31, 2005.

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

The Company’s major source of liquidity is its deposit base. At March 31, 2006, total deposits were $246.5 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $156.4 million or 63.45% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2006, federal funds sold and other overnight investments totaled $4.4 million while investments available-for-sale totaled $68.7 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At March 31, 2006 the Company had a $121.3 million credit limit with the FHLB with advances outstanding of $15.0 million. The Company had collateral sufficient to borrow up to $38.7 million of the remaining $106.3 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $12.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41% to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 8.11%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the three months ended March 31, 2006 totaled $96,000 compared to $72,000 for the same period of 2005.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the three months ended March 31, 2006 and 2005 totaled $6,000.

Capital Resources

Total stockholders’ equity was $21.4 million at March 31, 2006, representing an increase of $396,000 or 1.89% from December 31, 2005. The growth of stockholders’ equity in the first three months of 2006 was primarily attributable to the earnings of the Company in the amount of $690,000 and the exercise and expensing of stock options of $54,000 which was offset by a decrease in accumulated other comprehensive income of $348,000 resulting from declined market values of securities available-for-sale.

No dividends were paid for the three months ended March 31, 2006 or March 31, 2005.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	March 31, 2006	December 31, 2005	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.8%	13.2%	4.0%
Total Capital	13.7%	12.3%	8.0%
Tier 1 Leverage Ratio	9.3%	8.8%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of March 31, 2006, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001, as amended (the “Patriot Act”), has imposed substantial record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Company has established all required programs.

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

Federal Deposit Insurance Reform Act

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), as part of the Deficit Reduction Act of 2005, and on February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA merges the SAIF and Bank Insurance Fund into a single Deposit Insurance Fund (DIF). The merger will become effective no later than July 1, 2006. All other substantive provisions of deposit insurance reform will not become effective until the FDIC issues final implementing regulations, which are due no later than November 5, 2006.

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

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 – Exhibits

Exhibits

3.1	Articles of Incorporation of Annapolis National Bancorp, Inc.*

3.2	Bylaws of Annapolis National Bancorp, Inc.*

3.3	Articles of Incorporation of BankAnnapolis**

3.4	Bylaws of BankAnnapolis**

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

10.1	Annapolis National Bancorp, Inc. Employee Stock Option Plan*

31.1	Certification Pursuant To Sarbanes-Oxley Section 302

31.2	Certification Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To18 U.S.C. Section 1350

32.2	Certification Pursuant To18 U.S.C. Section 1350

*	Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on March 23, 1997.
**	Incorporated by reference to Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: May 11, 2006	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: May 11, 2006	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer