Form 10QSB
period 2006-06-30
ANNAPOLIS BANCORP INC
filed 2006-08-10
CIK 1041429

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

At August 01, 2006, the Registrant had 4,083,230 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of June 30, 2006 and December 31, 2005

(in thousands)

	(Unaudited) June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$8,570	$9,603
Federal funds sold and other overnight investments	14,745	3,400
Investment securities available for sale, at fair value	66,237	73,398
Federal Reserve Bank stock, at cost	504	504
Loans, less allowance for credit losses of $2,055 and $2,012	217,565	202,568
Premises and equipment, net	9,167	8,550
Accrued interest receivable	1,333	1,423
Deferred income taxes	1,423	1,128
Investment in bank owned life insurance	3,704	3,638
Other assets	583	704

Total assets	$323,831	$304,916

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$45,845	$43,448
Interest-bearing	211,369	206,501

Total deposits	257,214	249,949

Securities sold under agreements to repurchase	19,221	12,986
Short-term borrowings	5,000	—
Long-term borrowings	15,000	15,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	658	1,022

Total liabilities	302,093	283,957

Stockholders’ Equity
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,083,230 shares at June 30, 2006 and 4,072,800 at December 31, 2005	41	41
Paid in capital	13,238	13,171
Retained earnings	10,243	8,858
Accumulated other comprehensive loss	(1,784)	(1,111)

Total stockholders’ equity	21,738	20,959

Total liabilities and stockholders’ equity	$323,831	$304,916

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

for the Three and Six Month Periods Ended June 30, 2006 and 2005

(unaudited)

(in thousands, except Per Share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$3,959	$3,556	$7,678	$6,923
Investment securities	734	526	1,500	1,049
Federal funds sold and overnight investments	102	140	119	194

Total interest income	4,795	4,222	9,297	8,166

Interest expense:
Interest-bearing deposits	1,435	1,021	2,708	1,848
Securities sold under agreements to repurchase	135	66	229	117
Short-term borrowings	32	—	32	—
Long-term borrowings	153	210	320	417
Junior subordinated debentures	103	79	199	151

Total interest expense	1,858	1,376	3,488	2,533

Net interest income	2,937	2,846	5,809	5,633
Provision for credit losses	—	75	12	220

Net interest income after provision for credit losses	2,937	2,771	5,797	5,413

Noninterest income
Service charges and fees	295	302	585	596
Mortgage banking fees	54	91	96	149
Other fee income	122	115	225	229
Loss on sale of securities	—	—	(23)	—

Total noninterest income	471	508	883	974

Noninterest expense
Personnel	1,291	1,235	2,509	2,455
Occupancy and equipment	283	271	552	556
Data processing	189	223	420	443
Other operating expenses	506	472	925	886

Total noninterest expense	2,269	2,201	4,406	4,340

Income before income taxes	1,139	1,078	2,274	2,047
Income tax expense	445	406	889	755

Net income	$694	$672	$1,385	$1,292

Basic Earnings Per Share	$0.17	$0.17	$0.34	$0.32

Diluted Earnings Per Share	$0.17	$0.16	$0.33	$0.31

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

for the Six Month Periods Ended June 30, 2006 and 2005

(unaudited)

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital	Retained Earnings
Balance, January 1, 2006	4,072,800	$41	$13,171	$8,858	$(1,111)	$20,959
Net income	—	—	—	1,385	—	1,385	$1,385
Stock options exercised	10,430	—	37	—	—	37
Stock-based compensation	—	—	30	—	—	30
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(673)	(673)	(673)

Balances, June 30, 2006	4,083,230	$41	$13,238	$10,243	$(1,784)	$21,738	$712

	Common Stock				Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital	Retained Earnings
Balance, January 1, 2005	4,050,480	$41	$12,986	$5,877	$(242)	$18,662
Net income	—	—	—	1,292	—	1,292	$1,292
Stock options exercised	8,665	—	23	—	—	23
Issuance of restricted stock	2,933	—	7	—	—	7
Stock-based compensation	—	—	44	—	—	44
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(113)	(113)	(113)

Balances, June 30, 2005	4,062,078	$41	$13,060	$7,169	$(355)	$19,915	$1,179

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Six Month Periods Ended June 30, 2006 and 2005

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$1,385	$1,292
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	52	(218)
Depreciation and amortization of furniture, equipment and leasehold improvements	218	231
Amortization of premiums and accretions of discounts, net	5	21
Provision for credit losses	12	220
Stock-based compensation	30	51
Loss on sale of investment securities	23	—
(Increase) decrease in:
Accrued interest receivable	90	(135)
Cash surrender value of bank-owned life insurance	(66)	(63)
Other assets	106	(92)
Increase (decrease) in:
Accrued interest payable	46	14
Other liabilities	(410)	280

Net cash provided by operating activities	1,491	1,601

Cash flows from investing activities
Net increase in loans	(15,009)	(5,844)
Purchase of investment securities - available-for-sale	(285)	(7,324)
Proceeds from maturity of securities and principal repayments	6,398	2,479
Net increase in federal funds sold and other overnight investments	(11,345)	(20,233)
Purchase of furniture, equipment and leasehold improvements	(820)	(137)

Net cash used in investing activities	(21,061)	(31,059)

Cash flows from financing activities
Net increase in deposits	7,265	28,250
Net increase in securities sold under agreements to repurchase	6,235	2,366
Net increase in short and long term borrowings	5,000	—
Stock options exercised	37	23

Net cash provided by financing activities	18,537	30,639

Net (decrease) increase in cash	(1,033)	1,181
Cash and due from banks, beginning of period	9,603	7,455

Cash and due from banks, end of period	$8,570	$8,636

Supplemental cash flow information
Interest paid	$3,449	$2,519
Income taxes paid	$1,245	$916
Non-cash transactions:
Issuance of restricted stock and stock options expensed	$30	$51

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2006 and 2005

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three and six month periods ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2005. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2006.

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

During the first quarter of 2006 the Company adopted the provisions of SFAS 123R which required the recognition of stock-based compensation expense did not have a material impact on the Company’s financial statements.

Stock based-compensation expense recognized in the three months ended June 30, 2006 was $1,000 and the six months ended June 30, 2006 was $30,000.

The following table illustrates the effect on net income and earnings per share if the Company had applied all of the fair value recognition provisions of SFAS 123R in the quarter and six months ended June 30, 2005:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income as reported	$672	$1,292
Add: Stock option employee compensation expense included in reported net income, net of related tax effect	21	28
Deduct: Total stock option employee compensation expense determined under the fair value method for all awards vested during the period, net of related tax effects	(18)	(35)

Pro forma net income	$675	$1,285

Basic earnings per share
As reported	$0.17	$0.32
Pro forma	$0.17	$0.32
Diluted earnings per share
As reported	$0.17	$0.31
Pro forma	$0.17	$0.31

The weighted average fair value of options granted during 2006 and 2005 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2006*	2005
Dividend yield	—	0.00%
Risk-free interest rate	—	3.87%
Expected volatility	—	39.55%
Expected life in years	—	7
Weighted average fair value	—	$4.01

*	There were no options granted during the first and second quarters of 2006.

Stock-based compensation expense recognized in the consolidated statement of income for the first quarters of 2006 and 2005 reflects estimated forfeitures.

Net cash proceeds from the exercise of stock options was approximately $12,000 for the three month period ending June 30, 2006 and $10,000 for the three months ended June 30, 2005 and $37,000 and $23,000 for the six month period ending June 30, 2006 and 2005, respectively.

Stock option activity for the six months ended June 30, 2006 and 2005 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	307,512	$5.75
Grants	—	—
Exercised	10,430	3.60
Forfeitures	24,954	8.10

Outstanding as of June 30, 2006	272,128	$4.56

Exercisable at June 30, 2006	195,208	$3.34	5.50	$1,741,000

Outstanding at December 31, 2004	276,588	$3.75
Grants	46,664	9.31
Exercised	8,665	2.69
Forfeitures	8,443	6.81

Outstanding as of June 30, 2005	306,144	$5.58

Exercisable at June 30, 2005	181,889	$3.05	6.39	$1,701,000

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between the closing stock price on June 30, 2006 the last trading day in the first quarter and the exercise price for those options in the money multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised is approximately $93,000 for the six months ended June 30, 2006, and $81,000 for the six months ended June 30, 2005. Total fair value of options vested is $796,000 for the three months ended June 30, 2006 and $729,000 for the three months ended June 30, 2005.

As of June 30, 2006, $110,000 of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 3.23 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share*

(in thousands, except Earnings Per Share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$694	$672	$1,385	$1,292
Average shares outstanding	4,082	4,058	4,080	4,056
Basic Earnings Per Share	$0.17	$0.17	$0.34	$0.32
Net income	$694	$672	$1,385	$1,292
Average shares outstanding before the effect of options	4,082	4,058	4,080	4,056
Effect of options	124	124	125	125

Average shares outstanding including options	4,206	4,182	4,205	4,182

Diluted Earnings Per Share	$0.17	$0.16	$0.33	$0.31

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options. For the three months ended June 30, 2006 and 2005 there were 51,664 and zero shares, respectively attributable to stock options outstanding that were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive. For the six months ended June 30, 2006 and 2005 there were no anti-dilutive stock options excluded from the calculation of earnings per share.

Note E – New Accounting Pronouncements

In May 2005, the Financial Accounting Standard Board (“FASB”) issued Statement of financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special- purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity´s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity´s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets at June 30, 2006 were $323.8 million, an increase of $18.9 million or 6.2% from total assets at December 31, 2005 of $304.9 million. Loan growth accounted for $15.0 million of this $18.9 million increase, with the balance explained by an $11.3 million increase in federal funds sold offset by reductions of $7.2 million in investment securities and $1.0 million in cash balances. Funding for the loan growth and increase in federal fund sold came from increases in deposit balances of $7.3 million, repurchase agreement balances of $6.2 million and from the proceeds of a $5.0 million short-term advance from the Federal Home Loan Bank of Atlanta.

Loans less allowance for credit losses at June 30, 2006 were $217.6 million, up from $202.6 million at December 31, 2005, an increase of $15.0 million or 7.4%. The increase resulted from a $19.8 million or 16.4% increase in real estate loans, primarily adjustable rate mortgages, offset by decreases in construction and installment loans.

The allowance for credit losses increased $43,000 to $2.1 million at June 30, 2006 from $2.0 million at December 31, 2005. The increase in the allowance is attributed to the addition of a provision for credit losses of $12,000 and net recoveries of loans previously charged-off of $31,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At June 30, 2006 and December 31, 2005, the allowance for credit losses to total loans was 0.94% and 0.98%, respectively. Non performing assets as of June 30, 2006 and December 31, 2005 were $1.0 million and $27,000, respectively. The increase in nonperforming loans is attributable to the addition of several boat loans and a commercial mortgage to nonaccrual status. At this time no losses are anticipated on these transactions.

Deposits of $257.2 million at June 30, 2006 represent a $7.3 million or 2.9% increase from December 31, 2005 deposits of $249.9 million. The increase was due to a $4.5 million or a 2.9% increase in core deposits, which include demand deposit, NOW, savings and money market accounts, and an increase of $2.8 million or 3.0% in IRAs and certificates of deposit. Repurchase agreement balances increased $6.2 million to $19.2 million at June 30, 2006 from $13.0 million at December 31, 2005, an increase of 47.7%

Federal Home Loan Bank (“FHLB”) borrowings totaled $20.0 million at June 30, 2006 compared to $15.0 million at December 31, 2005. The borrowings were made under the FHLB of Atlanta’s convertible advance program with an average remaining life of 1.32 years and an average cost of 4.39%. The most recent borrowing under this program was made on May 17, 2006 for $5.0 million. The borrowing is a one year floating rate instrument priced at 281 basis points below prime. The current rate is 5.44%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 8.61%.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005.

General. Net income for the six months ended June 30, 2006 totaled $1.4 million or $0.34 per basic and $0.33 per diluted share compared to $1.3 million or $0.32 per basic and $0.31 per diluted share for the six months ended June 30, 2005. Net interest income improved by $176,000 or 3.1% for the six months ended June 30, 2006 compared to the same in period in 2005. The provision for credit losses decreased $208,000 for the six months ended June 30, 2006 compared to the same period in 2005. Offsetting the improvement in net interest income and the lower provision expenses was a decrease in noninterest income of $91,000, and an increase in noninterest expense of $66,000.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives as of June 30, 2006. The current cash surrender value of the policies included in other assets is $3.7 million. The Bank recorded income from the insurance policies for the six-month period ended June 30, 2006 of $66,000 compared to $63,000 for the same period in 2005 and incurred $27,000 in expense to accrue the retirement benefits for the six months ended June 30, 2006 compared to $25,000 for the same period in 2005.

Interest Income. Interest income increased $1.1 million or 13.9% as a result of an increase in loan and investment yields due to rising interest rates and increased loan and federal funds sold volume. The yield on the loan portfolio improved to 7.40% for the six months ended June 30, 2006 from 6.58% for the six months ended June 30, 2005. The yield on the investment portfolio also improved increasing to 4.30% for the six months ended June 30, 2006 compared to 3.90% for the same period in 2005 as investment volumes and investment yields both increased.

Interest Expense. Interest expense increased by $955,000 or 37.7% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was due to the cost of interest-bearing deposits, primarily money market accounts and certificates of deposit. The average rate of interest paid on all interest bearing liabilities was 2.94% for the six months ended June 30, 2006 compared to 2.15% for the six months ended June 30, 2005. Interest expense on short and long-term borrowings and junior subordinated debentures was $551,000 for the six months ended June 30, 2006 compared to $568,000 for the six months ended June 30, 2005, a decrease of $17,000 the result of lower average year to date borrowings for the six months ended June 30, 2006 compared to the same period in 2005 offset by the increased cost of the trust preferred offering.

Net Interest Income. Net interest income improved by $176,000 or 3.1% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The improvement was due primarily to an increase in loan and investment yields offset by the higher cost of deposits.

For the six months ended June 30, 2006, the net interest margin improved slightly to 4.12% compared to 4.05% for the six months ended June 30, 2005. The increase in net interest margin was the result of higher yields on federal funds sold, investments and loans due to an overall increase in market interest rates. The yield on earning assets increased to 6.60% in the first six months of 2006 from 5.88% in the first six months of 2005.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $12,000 for the six months ended June 30, 2006 compared to $220,000 for the same period in 2005. The provision was based on the composition and credit quality of the loan portfolio as of June 30, 2006. Total gross loans grew by $15.0 million for the six month period ended June 30, 2006. The Bank recorded net recoveries on loans previously charged off of $31,000 for the six months ended June 30, 2006.

Noninterest Income. Noninterest income decreased by $91,000 or 9.3% to $883,000 for the six months ended June 30, 2006 from $974,000 for the same period of 2005. The decrease in noninterest income was due to a reduction in transaction-based deposit fees, lower mortgage banking fees and a loss on the sale of securities. The reduction in deposit based transaction fees is the result of the Company’s decision to dissolve certain customer relationships that previously generated high levels of fee income. Also included in non- interest income was a loss on the sale of securities of $23,000.

Noninterest Expense. Noninterest expense increased by $66,000 or 1.5% for the six months ended June 30, 2006. The increase in noninterest expense resulted from higher compensation expense of $54,000 due to higher benefit costs during the first six months of 2006. Marketing expense increased $48,000 as the Bank continued to advertise in a variety of media including cable television.

Income Tax Expense. The Company recorded current income tax expense for the six-month period ended June 30, 2006 of $838,000 and deferred taxes of $51,000. This amount includes $784,000 of federal income taxes and $105,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 39.1% for the six months ended June 30, 2006 versus 36.9% for the six months ended June 30, 2005.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005.

General. Net income for the three months ended June 30, 2006 totaled $694,000 or $0.17 per basic and diluted share compared to $672,000 or $0.17 per basic and $0.16 per diluted share for the three months ended June 30, 2005. Net interest income improved by $91,000 or 3.2% for the three months ended June 30, 2006 compared to the same period in 2005, while noninterest income decreased by $37,000, a 7.3% reduction. Noninterest expense increased $68,000 or 3.1%. The Bank recorded no provision for credit losses during the three months ended June 30, 2006.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The cash surrender value of the policies was $3.7 million at June 30, 2006 and $3.6 million at December 31, 2005. The Bank recorded income from the insurance policies of $34,000 for the three-month period ended June 30, 2006 and $33,000 for the same period in 2005 and incurred $14,000 in expense to accrue the retirement benefits for the three months ended June 30, 2006 compared to $12,000 for the same period in 2005.

Interest Income. Interest income increased $573,000 or 13.6% as result of an improvement in loan and investment yields and increase in loan and federal funds sold volume. The yield on the loan portfolio rose to 7.40% for the three months ended June 30, 2006 from 6.67% for the three months ended June 30, 2005. The yield on the investment portfolio improved to 4.31% for the three months ended June 30, 2006 compared to 3.92% for the same period in 2005 as a result of an improved mix of investment securities and higher yields on federal funds sold due to the Federal Reserve rate hikes.

Interest Expense. Interest expense increased by $482,000 or 35.0% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Interest expense on interest-bearing deposits for the three months ending June 30, 2006 was $1.4 million compared to $1.0 million for the same period in 2005, an increase of $414,000 or 40.5%. This increase was due to the higher cost of money market accounts and certificates of deposit. The total cost of interest-bearing liabilities rose to 3.05% for the three months ended June 30, 2006 from 2.27% for the three months ended June 30, 2005. Interest expense on short and long-term borrowings and junior subordinated debentures was $288,000 for the three months ended June 30, 2006 compared to $289,000 for the three months ended June 30, 2006, a decrease of $1,000. The decrease is a result of a lower average balance of borrowings outstanding for the quarter offset by higher costs of the floating rate trust preferred offering.

Net Interest Income. Net interest income improved by $91,000 or 3.2% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. For the three months ended June 30, 2006, the net interest margin increased to 4.03% compared to 3.99% for the three months ended June 30, 2005. The increase in net interest margin was the result of a higher yield on earning assets of 6.61% compared to 5.90% for the same period in 2005 offset by a higher cost of funds. The cost of funds for the same period increased to 2.59% from 1.93%.

Provision for Credit Losses. The Bank recorded no provision for credit losses for the three months ended June 30, 2006 compared to $75,000 for the same period in 2005. The lower provision reflects the favorable impact on reserve calculations due to payoffs received during the period on several substandard loans. The Bank recorded net charge offs of $5,000 and $26,000 for the three months ended June 30, 2006 and 2005, respectively.

Noninterest Income. Noninterest income decreased by $37,000 or 7.3% to $471,000 for the three months ended June 30, 2006 from $508,000 for the same period of 2005. The reduction in noninterest income was due to decreased income on transaction-based deposit fees and decreases in mortgage banking fees.

Noninterest Expense. Noninterest expense increased by $68,000 or 3.1% for the three months ended June 30, 2006. The increase in noninterest expense resulted from higher compensation expense of $56,000 due to higher benefit costs. Legal expense increased by $21,000 compared to the same period in 2005 as the result of negotiations related to the payoff of several substandard loans and also from the cost of designing the new Employee Stock Incentive Plan recently approved by the shareholders.

Income Tax Expense. The Company recorded current and deferred income tax expense for the three-month period ended June 30, 2006 of $445,000. This amount includes $379,000 of federal income taxes and $66,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 39.1% for the three months ended June 30, 2006 versus 37.7% for the three months ended June 30, 2005.

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

The Company’s major source of liquidity is its deposit base. At June 30, 2006, total deposits were $257.2 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $162.0 million or 63.0% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At June 30, 2006, federal funds sold and other overnight investments totaled $14.7 million while investments available-for-sale totaled $66.7 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At June 30, 2006 the Company had a $129.5 million credit limit with the FHLB with advances outstanding of $20.0 million. The Company had collateral sufficient to borrow up to $33.70 million of the remaining $109.5 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $12.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41% to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 8.61%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the six months ended June 30, 2006 totaled $199,000 compared to $151,000 for the same period of 2005.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the six months ended June 30, 2006 and 2005 totaled $12,000.

Capital Resources

Total stockholders’ equity was $21.7 million at June 30, 2006, representing an increase of $779,000 or 3.7% from December 31, 2005. The growth of stockholders’ equity in the first six months of 2006 was primarily attributable to the earnings of the Company in the amount of $1.4 million and the exercise and expensing of stock options of $67,000 which was offset by a decrease in accumulated other comprehensive income of $673,000 resulting from declined market values of securities available-for-sale.

No dividends were paid for the six months ended June 30, 2006 or June 30, 2005.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	June 30, 2006	December 31, 2005	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.5%	12.2%	4.0%
Total Capital	13.4%	13.1%	8.0%
Tier 1 Leverage Ratio	9.2%	9.4%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of June 30, 2006, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Item 3 – Controls and Procedures

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 18, 2006

The Company received the following votes for the election of directors:

	For	%	Withheld	%
Walter L. Bennett, IV	3,564,561	99.7%	12,049	0.3%
F. Carter Heim	3,562,566	99.6%	14,044	0.4%
Nancy Lowell	3,573,160	99.9%	3,450	0.1%

The Company received the following votes for ratification of Stegman & Company as the independent auditor of the Company for the year ending December 31, 2006:

For	%	Against	%	Abstain	%
3,570,229	100.0%	1,308	0.0%	5,073	0.0%

The Company received the following votes to approve the Annapolis Bancorp, Inc. 2006 Stock Incentive Plan:

For	%	Against	%	Abstain	%	Non-Vote	%
2,584,141	95.3%	127,927	4.7%	4,382	0.0%	860,160	0.0%

Item 5 – Other Information

Entry into a Material Definitive Agreement

On May 18, 2006, the Company’s stockholders approved the Annapolis Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), which was previously adopted, subject to stockholder approval, by the Company’s board of directors. The 2006 Plan authorizes awards to directors, officers, consultants, advisors and employees of the Company and its affiliates in the form of stock options, stock appreciation rights, restricted stock, deferred shares, and performance awards. A description of the 2006 Plan is set forth in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 14, 2006 (the “2006 Proxy Statement”) and is incorporate herein by reference. A copy of the 2006 Plan is attached as Appendix A to the 2006 Proxy Statement and is incorporated herein by reference.

Item 6 – Exhibits and Reports on Form 8-K

Exhibits
3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Bylaws of Annapolis Bancorp, Inc.*

3.3	Articles of Incorporation of BankAnnapolis**

3.4	Bylaws of BankAnnapolis**

4.0	Stock Certificate of Annapolis Bancorp, Inc.*

10.1	Annapolis Bancorp, Inc. Employee Stock Option Plan*

10.2	Annapolis Bancorp, Inc. 2006 Stock Incentive Plan***

10.3	Form of Stock Option Award Agreement***

10.4	Form of Restricted Share Award Agreement***

10.5	Form of Deferral Election Agreement for Deferred Share Units***

31.1	Certification Pursuant To Sarbanes-Oxley Section 302

31.2	Certification Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To18 U.S.C. Section 1350

32.2	Certification Pursuant To18 U.S.C. Section 1350

*	Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on March 23, 1997.
**	Incorporated by reference to Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.
***	Incorporated by reference to the Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on August 8, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: August 10, 2006	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: August 10, 2006	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer