Form 10QSB
period 2006-09-30
ANNAPOLIS BANCORP INC
filed 2006-11-13
CIK 1041429

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

At November 6, 2006, the Registrant had 4,099,005 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of September 30, 2006 and December 31, 2005

(in thousands)

	(Unaudited)
	September 30,	December 31,
	2006	2005
Assets

Cash and due from banks	$8,542	$9,603
Federal funds sold and other overnight investments	16,856	3,400
Investment securities available for sale, at fair value	74,779	73,398
Federal Reserve Bank stock, at cost	504	504
Loans, less allowance for credit losses of $2,013 and $2,012	215,644	202,568
Premises and equipment, net	9,258	8,550
Accrued interest receivable	1,598	1,423
Deferred income taxes	1,094	1,128
Investment in bank owned life insurance	3,739	3,638
Other assets	480	704

Total assets	$332,494	$304,916

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$43,247	$43,448
Interest-bearing	225,160	206,501

Total deposits	268,407	249,949

Securities sold under agreements to repurchase	15,116	12,986
Short-term borrowings	5,000	—
Long-term borrowings	15,000	15,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	781	1,022

Total liabilities	309,304	283,957

Stockholders’ Equity
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,089,230 shares at September 30, 2006 and 4,072,800 at December 31, 2005	41	41
Paid in capital	13,261	13,171
Retained earnings	10,982	8,858
Accumulated other comprehensive loss	(1,094)	(1,111)

Total stockholders’ equity	23,190	20,959

Total liabilities and stockholders’ equity	$332,494	$304,916

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

for the Three and Nine Month Periods Ended September 30, 2006 and 2005

(unaudited)

(in thousands, except Per Share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$4,144	$3,570	$11,822	$10,493
Investment securities	760	648	2,260	1,697
Federal funds sold and overnight investments	283	222	402	416

Total interest income	5,187	4,440	14,484	12,606

Interest expense:
Interest-bearing deposits	1,721	1,156	4,429	3,004
Securities sold under agreements to repurchase	148	82	377	199
Short-term borrowings	69	—	101	—
Long-term borrowings	152	212	472	629
Junior subordinated debentures	110	85	309	236

Total interest expense	2,200	1,535	5,688	4,068

Net interest income	2,987	2,905	8,796	8,538
Provision for credit losses	—	73	12	293

Net interest income after provision for credit losses	2,987	2,832	8,784	8,245

Noninterest income
Service charges and fees	297	314	882	910
Mortgage banking fees	28	106	124	255
Other fee income	125	120	350	349
Loss on sale of securities	—	—	(23)	—

Total noninterest income	450	540	1,333	1,514

Noninterest expense
Personnel	1,349	1,327	3,858	3,781
Occupancy and equipment	305	280	857	836
Data processing	203	228	623	671
Other operating expenses	457	473	1,383	1,360

Total noninterest expense	2,314	2,308	6,721	6,648

Income before income taxes	1,123	1,064	3,396	3,111
Income tax expense	383	386	1,272	1,141

Net income	$740	$678	$2,124	$1,970

Basic Earnings Per Share	$0.18	$0.17	$0.52	$0.49

Diluted Earnings Per Share	$0.18	$0.16	$0.50	$0.47

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

for the Nine Month Periods Ended September 30, 2006 and 2005

(unaudited)

(dollars in thousands)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value
Balance, January 1, 2006	4,072,800	$41	$13,171	$8,858	$(1,111)	$20,959
Net income	—	—	—	2,124	—	2,124	$2,124
Stock options exercised	16,430	—	62	—	—	62
Stock-based compensation	—	—	28	—	—	28
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	17	17	17

Balances, September 30, 2006	4,089,230	$41	$13,261	$10,982	$(1,094)	$23,190	$2,141

					Accumulated
	Common Stock		Paid in Capital	Retained Earnings	Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value
Balance, January 1, 2005	4,050,480	$41	$12,986	$5,877	$(242)	$18,662
Net income	—	—	—	1,970	—	1,970	$1,970
Stock options exercised	17,552	—	50	—	—	50
Issuance of restricted stock	2,933	—	7	—	—	7
Stock-based compensation	—	—	85	—	—	85
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(504)	(504)	(504)

Balances, September 30, 2005	4,070,965	$41	$13,128	$7,847	$(746)	$20,270	$1,466

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Nine Month Periods Ended September 30, 2006 and 2005

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$2,124	$1,970
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	25	(180)
Depreciation and amortization of furniture, equipment and leasehold improvements	344	343
Amortization of premiums and accretions of discounts, net	9	34
Provision for credit losses	12	293
Stock-based compensation	28	92
Loss on sale of investment securities	(23)	—
(Increase) decrease in:
Accrued interest receivable	(175)	(219)
Cash surrender value of bank-owned life insurance	(101)	(96)
Other assets	202	(30)
Increase (decrease) in:
Accrued interest payable	92	25
Other liabilities	(333)	186

Net cash provided by operating activities	2,204	2,418

Cash flows from investing activities
Net (increase) decrease in loans	(13,088)	4,122
Purchase of investment securities - available-for-sale	(9,420)	(21,471)
Proceeds from maturity of securities and principal repayments	8,079	3,987
Net increase in federal funds sold and other overnight investments	(13,456)	(22,897)
Purchase of furniture, equipment and leasehold improvements	(1,030)	(453)

Net cash used in investing activities	(28,915)	(36,712)

Cash flows from financing activities
Net increase in deposits	18,458	32,008
Net increase in securities sold under agreements to repurchase	2,130	4,240
Net increase in short term borrowings	5,000	—
Stock options exercised	62	50

Net cash provided by financing activities	25,650	36,298

Net (decrease) increase in cash	(1,061)	2,004
Cash and due from banks, beginning of period	9,603	7,455

Cash and due from banks, end of period	$8,542	$9,459

Supplemental cash flow information
Interest paid	$4,051	$4,043
Income taxes paid	$1,537	$1,356
Non-cash transactions:
Issuance of restricted stock and stock options expensed	$28	$92

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three and Nine Month Periods Ended September 30, 2006 and 2005

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three and nine month periods ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2005. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2006.

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

During the first quarter of 2006, the Company adopted the provisions of SFAS 123R which required the recognition of stock-based compensation expense and did not have a material impact on the Company’s financial statements.

Stock-based compensation expense of $2,000 was reversed in the three months ended September 30, 2006 due to the impact of options previously granted that were forfeited during the quarter. The Company recognized $28,000 in stock-based compensation expense for the nine months ended September 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied all of the fair value recognition provisions of SFAS 123R in the quarter and nine months ended September 30, 2005:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$678	$1,970
Add: Stock option employee compensation expense included in reported net income, net of related tax effect	27	56
Deduct: Total stock option employee compensation expense determined under the fair value method for all awards vested during the period, net of related tax effects	(29)	(64)

Pro forma net income	$676	$1,962

Basic earnings per share
As reported	$0.17	$0.49
Pro forma	$0.17	$0.48
Diluted earnings per share
As reported	$0.16	$0.47
Pro forma	$0.16	$0.47

The weighted average fair value of options granted during 2006 and 2005 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	September 30,
	2006*	2005
Dividend yield	—	0.00%
Risk-free interest rate	—	3.83%
Expected volatility	—	39.42%
Expected life in years	—	7
Weighted average fair value	—	$4.01

*	There were no options granted during the first three quarters of 2006.

Stock-based compensation expense recognized in the consolidated statement of income for the first quarters of 2006 and 2005 reflects estimated forfeitures.

Net cash proceeds from the exercise of stock options was approximately $25,000 for the three month period ending September 30, 2006 and $27,000 for the three months ended September 30, 2005 and $62,000 and $50,000 for the nine month periods ending September 30, 2006 and 2005, respectively.

Stock option activity for the nine months ended September 30, 2006 and 2005 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	307,512	$4.82
Grants	—	—
Exercised	16,430	3.73
Forfeitures	24,954	8.10

Outstanding as of September 30, 2006	266,128	$4.58

Exercisable at September 30, 2006	193,919	$3.44	5.22	$1,096,000

Outstanding at December 31, 2004	276,588	$3.75
Grants	66,664	9.30
Exercised	17,552	2.90
Forfeitures	15,109	7.73

Outstanding as of September 30, 2005	310,591	$4.8

Exercisable at September 30, 2005	173,721	$3.05	6.38	$1,103,000

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between the closing stock price on September 29, 2006 the last trading day in the third quarter and the exercise price for those options in the money multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised is approximately $88,000 for the nine months ended September 30, 2006, and $114,000 for the nine months ended September 30, 2005. Total fair value of options outstanding at September 30, 2006 was $1,619,000 and $2,002,000 as of September 30, 2005.

As of September 30, 2006, $113,000 of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 2.61 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share*

(in thousands, except Earnings Per Share)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income	$740	$678	$2,124	$1,970
Average shares outstanding	4,087	4,068	4,082	4,060
Basic Earnings Per Share	$0.18	$0.17	$0.52	$0.49

Net income	$740	$678	$2,124	$1,970
Average shares outstanding before the effect of options	4,087	4,068	4,082	4,060
Effect of options	133	151	135	148

Average shares outstanding including options	4,220	4,219	4,217	4,208

Diluted Earnings Per Share	$0.18	$0.16	$0.50	$0.47

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options. For the three months ended September 30, 2006 and 2005 there were 51,664 and zero shares, respectively attributable to stock options outstanding that were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive. For the nine months ended September 30, 2006 and 2005 there were 31,664 and zero shares, respectively that were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

Note E – New Accounting Pronouncements

In May 2005, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No.154”). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 has had no impact on the Company’s financial statements since its adoption on January 1, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140 (“SFAS No. 155”). This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special- purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of SFAS No. 156 on its financial results.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, which provided guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of FIN 48 may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans” (an amendment of FASB Statements 87, 88, 106 and 132R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize on its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognizes changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income as a separate component of stockholder’s equity. SFAS 158 is effective for the Company in the fourth quarter of fiscal 2007. The Company does not offer any defined benefit retirement plans and therefore believes this new accounting standard will have no impact on its financial condition or results of operations.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company believes the adoption of SAB No. 108 will have no material impact on its financial position, results of operations, or cash flows.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets at September 30, 2006 were $332.5 million, an increase of $27.6 million or 9.1% from total assets at December 31, 2005 of $304.9 million. Loan growth accounted for $13.0 million of the increase, with the balance explained by a $13.5 million increase in federal funds sold and a $1.4 million increase in investment securities. Funding for the loan growth and increases in federal funds sold and investments came from increases in deposit balances of $18.5 million, repurchase agreement balances of $2.1 million and from the proceeds of a $5.0 million short-term advance from the Federal Home Loan Bank of Atlanta.

Loans less allowance for credit losses at September 30, 2006 were $215.6 million, up from $202.6 million at December 31, 2005, an increase of $13.0 million or 6.4%. The increase resulted from a $16.5 million or 13.7% increase in real estate loans, primarily adjustable rate mortgages, offset by decreases in commercial, construction and installment loans.

The allowance for credit losses increased $1,000 to $2.013 million at September 30, 2006 from $2.012 million at December 31, 2005. The increase in the allowance is attributed to the addition of a provision for credit losses of $12,000 offset by net charge-offs of loans deemed uncollectible of $11,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At September 30, 2006 and December 31, 2005, the allowance for credit losses to total loans was 0.92% and 0.98%, respectively. Nonperforming assets as of September 30, 2006 and December 31, 2005 were $866,000 and $2.0 million, respectively. The decrease in nonperforming loans is attributable to payoffs received on several commercial non-accrual loans.

Deposits of $268.4 million at September 30, 2006 represented an $18.5 million or 7.4% increase from December 31, 2005 deposits of $249.9 million. The increase was due to an $8.4 million or a 5.3% increase in core deposits, which include demand deposit, NOW, savings and money market accounts, and an increase of $10.1 million or 10.9% in IRAs and certificates of deposit. In March 2006 the Bank began offering certificates of deposit under the Certificate of Deposit Account Registry Service (“CDARS”). The CDARS program provides a bank customer with a means to make insured deposits in excess of the traditional FDIC insurance limits. There were $5.3 million of CDARS balances of September 30, 2006 and zero as of September 30, 2005. Repurchase agreement balances increased $2.1 million to $15.1 million at September 30, 2006 from $13.0 million at December 31, 2005, an increase of 16.2%

Federal Home Loan Bank (“FHLB”) borrowings totaled $20.0 million at September 30, 2006 compared to $15.0 million at December 31, 2005. The borrowings were made under the FHLB of Atlanta’s convertible advance program with an average remaining life of 1.07 years and an average cost of 4.39%. The increase is attributable to the most recent borrowing under this program was made on May 17, 2006 for $5.0 million. The borrowing is a one year floating rate instrument priced at 281 basis points below prime. The current rate is 5.44%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 8.52% a decrease from the prior quarter rate of 8.61%.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005.

General. Net income for the nine months ended September 30, 2006 totaled $2.1 million or $0.52 per basic and $0.50 per diluted share compared to $2.0 million or $0.49 per basic and $0.47 per diluted share for the nine months ended September 30, 2005. Net interest income improved by $258,000 or 3.0% for the nine months ended September 30, 2006 compared to September 30, 2005. The provision for credit losses decreased $281,000 for the nine months ended September 30, 2006 compared to the same period in 2005. Offsetting the improvement in net interest income and the lower provision expenses was a decrease in noninterest income of $181,000, and an increase in noninterest expense of $73,000.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives as of September 30, 2006. The current cash surrender value of the policies included in other assets is $3.7 million. The Bank recorded income from the insurance policies for the nine-month period ended September 30, 2006 of $101,000 compared to $96,000 for the same period in 2005 and incurred $41,000 in expense to accrue the retirement benefits for the nine months ended September 30, 2006 compared to $39,000 for the same period in 2005.

Interest Income. Interest income increased $1.9 million or 14.9% as a result of an increase in loan, federal funds sold and investment yields due to rising interest rates and increased account volumes. The yield on the loan portfolio improved to 7.44% for the nine months ended September 30, 2006 from 6.66% for the nine months ended September 30, 2005. The yield on the investment portfolio also improved increasing to 4.35% for the nine months ended September 30, 2006 compared to 3.94% for the same period in 2005 as investment volumes and investment yields both increased.

Interest Expense. Interest expense increased by $1.6 million or 39.8% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was due to the cost of interest-bearing deposits, primarily money market accounts and certificates of deposit and the rising cost of repurchase agreement balances and long and short-term borrowings. The average rate of interest paid on all interest bearing liabilities was 3.08% for the nine months ended September 30, 2006 compared to 2.24% for the nine months ended September 30, 2005. Interest expense on short and long-term borrowings and junior subordinated debentures was $882,000 for the nine months ended September 30, 2006 compared to $865,000 for the nine months ended September 30, 2005, an increase of $17,000 the result of higher costs; 5.04% for the nine months ended September 30, 2006 compared to 3.80% for the nine months ended September 30, 2005 offset by lower average balances; $23.0 million for the period ended September 30, 2006 compared to $30.0 million for the period ended September 30, 2005.

Net Interest Income. Net interest income improved by $258,000 or 3.0% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The improvement was due primarily to an increase in loan and investment yields offset by the higher cost of deposits.

For the nine months ended September 30, 2006, the net interest margin improved slightly to 4.03% compared to 3.99% for the nine months ended September 30, 2005. The increase in net interest margin was the result of higher yields on federal funds sold, investments and loans due to an overall increase in market interest rates. The yield on earning assets increased to 6.63% in the first nine months of 2006 from 5.89% in the first nine months of 2005.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $12,000 for the nine months ended September 30, 2006 compared to $293,000 for the same period in 2005. The provision was based on the composition and credit quality of the loan portfolio as of September 30, 2006. Total gross loans grew by $13.0 million for the nine month period ended September 30, 2006. The Bank recorded net charge-offs on loans deemed uncollectible of $11,000 for the nine months ended September 30, 2006.

Noninterest Income. Noninterest income decreased by $181,000 or 12.0% to $1.3 million for the nine months ended September 30, 2006 from $1.5 million for the same period of 2005. The decrease in noninterest income was due to a reduction in mortgage broker fee income, the result of a general slow-down in mortgage activity, a decrease in transaction-based deposit fees and a loss on the sale of securities of $23,000 for the nine months ended September 30, 2006. The reduction in deposit based transaction fees was the result of the Company’s decision to dissolve certain customer relationships that previously generated high levels of fee income.

Noninterest Expense. Noninterest expense increased by $73,000 or 1.1% for the nine months ended September 30, 2006. The increase in noninterest expense resulted from higher compensation expense of $77,000 due to higher benefit costs during the first nine months of 2006. Occupancy expense increased due to the costs associated with opening a new branch in the center of Annapolis and maintenance costs for exterior painting and asphalt repair at the Company’s headquarters building. Marketing expense increased $51,000 as the Bank continued to advertise in a variety of media including cable television.

Income Tax Expense. The Company recorded current income tax expense for the nine-month period ended September 30, 2006 of $1.3 million and deferred taxes of $25,000. This amount includes $1.1 million of federal income taxes and $180,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 37.5% for the nine months ended September 30, 2006 versus 36.9% for the nine months ended September 30, 2005.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005.

General. Net income for the three months ended September 30, 2006 totaled $740,000 or $0.18 per basic and diluted share compared to $678,000 or $0.17 per basic and $0.16 per diluted share for the three months ended September 30, 2005. Net interest income improved by $82,000 or 2.8% for the three months ended September 30, 2006 compared to the same period in 2005, while noninterest income decreased by $90,000, a 16.7% reduction. Noninterest expense increased $6,000 or 0.3%. The Bank recorded no provision for credit losses during the three months ended September 30, 2006.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The cash surrender value of the policies was $3.7 million at September 30, 2006 and $3.6 million at December 31, 2005. The Bank recorded income from the insurance policies of $35,000 for the three-month period ended September 30, 2006 and $32,000 for the same period in 2005 and incurred $14,000 in expense to accrue the retirement benefits for each of the three months ended September 30, 2006 and 2005.

Interest Income. Interest income increased $747,000 or 16.8% as result of an improvement in yields and volumes for loans, investment securities and federal funds sold. The yield on the loan portfolio rose to 7.53% for the three months ended September 30, 2006 from 6.82% for the three months ended September 30, 2005. The yield on the investment portfolio improved to 4.43% for the three months ended September 30, 2006 compared to 4.01% for the same period in 2005 as a result of an improved mix of investment securities and higher yields on federal funds sold due to the Federal Reserve rate increases.

Interest Expense. Interest expense increased by $665,000 or 43.3% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Interest expense on interest-bearing deposits for the three months ending September 30, 2006 was $1.7 million compared to $1.2 million for the same period in 2005, an increase of $565,000 or 48.9%. This increase was due to the higher cost of money market accounts and certificates of deposit including interest on CDARS balances. The total cost of interest-bearing liabilities rose to 3.35% for the three months ended September 30, 2006 from 2.41% for the three months ended September 30, 2005 as interest on repurchase agreement balances increased $66,000 or 80.5% and interest expense on short and long-term borrowings and junior subordinated debentures rose $34,000 to $331,000 for the three months ended September 30, 2006 compared to $297,000 for the three months ended September 30, 2005, a 11.4% increase. The increase is a result of the higher cost of the borrowings outstanding offset by lower average balances of $5.0 million for the quarter ended September 30, 2006 compared to the same period in 2005.

Net Interest Income. Net interest income improved by $82,000 or 2.8% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. For the three months ended September 30, 2006, the net interest margin decreased to 3.85% compared to 3.87% for the three months ended September 30, 2005. The decrease in net interest margin was the result of the higher cost funds for the period ended September 30, 2006 of 2.87% compared to 2.05% for the quarter ended September 30, 2005. Offsetting the higher cost of funds was an increase in the yield on earning assets; increasing to 6.68% for the quarter ended September 30, 2006 compared to 5.91% for the quarter ended September 30, 2005.

Provision for Credit Losses. The Bank recorded no provision for credit losses for the three months ended September 30, 2006 compared to $73,000 for the same period in 2005. The lower provision reflects the favorable impact on reserve calculations of overall asset quality and the impact of payoffs received on several substandard loans. The Bank recorded net charge offs of $43,000 and $87,000 for the three months ended September 30, 2006 and 2005, respectively.

Noninterest Income. Noninterest income decreased by $90,000 or 16.7% to $450,000 for the three months ended September 30, 2006 from $540,000 for the same period of 2005. The reduction in noninterest income was due to decreased income on transaction-based deposit fees and decreases in mortgage banking fees.

Noninterest Expense. Noninterest expense increased by $6,000 or 0.3% for the three months ended September 30, 2006. The increase in noninterest expense resulted from higher compensation expense of $22,000 due to higher benefit costs. Occupancy and equipment costs increased $25,000 for the quarter compared to the same period in 2005 due to the addition of a new branch in downtown Annapolis. Offsetting these increases were decreases in legal fees of $41,000 and data processing costs of $25,000.

Income Tax Expense. The Company recorded current and deferred income tax expense for the three-month period ended September 30, 2006 of $383,000. This amount includes $329,000 of federal income taxes and $54,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 34.1% for the three months ended September 30, 2006 versus 36.3% for the three months ended September 30, 2005.

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

The Company’s major source of liquidity is its deposit base. At September 30, 2006, total deposits were $268.4 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $165.9 million or 61.8% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 2006, federal funds sold and other overnight investments totaled $16.9 million while investments available-for-sale totaled $74.8 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for the Bank of up to 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At September 30, 2006 the Company had a $133.0 million credit limit with the FHLB with advances outstanding of $20.0 million. The Company had collateral sufficient to borrow up to $34.5 million of the remaining $113.0 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $12.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41% to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 8.52%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the nine months ended September 30, 2006 totaled $309,000 compared to $236,000 for the same period of 2005.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the nine months ended September 30, 2006 and 2005 totaled $19,000.

Capital Resources

Total stockholders’ equity was $23.2 million at September 30, 2006, representing an increase of $2.2 million or 10.5% from December 31, 2005. The growth of stockholders’ equity in the first nine months of 2006 was primarily attributable to the earnings of the Company in the amount of $2.1 million and the exercise and expensing of stock options of $90,000 and an improvement in the accumulated other comprehensive loss of $17,000 resulting from rising market values of securities available-for-sale.

No dividends were paid for the nine months ended September 30, 2006 or September 30, 2005.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	September 30, 2006	December 31, 2005	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.7%	12.2%	4.0%
Total Capital	13.6%	13.1%	8.0%
Tier 1 Leverage Ratio	8.9%	9.4%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of September 30, 2006, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

ANNAPOLIS BANCORP, INC. (Registrant)

Date: November 10, 2006	/s/ Richard M. Lerner
Richard M. Lerner Chief Executive Officer

Date: November 10, 2006	/s/ Margaret Theiss Faison
Margaret Theiss Faison Chief Financial Officer