Form 10KSB
period 2006-12-31
ANNAPOLIS BANCORP INC
filed 2007-03-26
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

Annual report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 2006

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

Issuer’s revenues for its fiscal year ended December 31, 2006 were $21,695,837.

The aggregate market value of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $19,412,899 and is based upon the last sales price as quoted on The NASDAQ Stock Market for March 1, 2007.

The Registrant had 4,101,893 shares of Common Stock outstanding as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2006 ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-KSB.

PORTIONS OF THE PROXY STATEMENT FOR THE 2007 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The information relating to the description of business of the Registrant is incorporated herein by reference to page 23 of the Registrant’s 2006 Annual Report to Shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

The executive offices of the Company and the Bank are located at 1000 Bestgate Road, Suite 400, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 2006:

	Leased/ Owned	Original Year Leased or Location Acquired	Year of Lease Expiration		Net Book Value of Property or Leasehold Improvements at December 31, 2006 ($000)
Administration (4)	Owned	2001	N/A		$3,989
Bestgate	Owned	2001	N/A		1,371
Edgewater	Land Leased	1996	2016	(1)	309
Cape St. Claire	Leased	1995	2010	(1)	39
Kent Island (3)	Leased	1990	2023	(1)	1,557
Severna Park	Leased	1996	2008	(2)	19
BayWoods	Leased	2003	2008	(1)	9
Market House (3)	Leased	2006	2011	(1)	119

(1)	These leases may be extended at the option of the Company for periods ranging from one to twenty years.
(2)	The landlord agreed to allow a two year extension of the lease at Severna Park instead of the five year option originally included in the lease.
(3)	Construction was completed on the Kent Island branch in May, 2006 and on the Market House branch in July, 2006.
(4)	The Company owns an undeveloped piece of property in Odenton, Maryland for future branch expansion.

On July 1, 2001, the Bank entered into a three year lease for the second floor space of the Bank’s headquarters building with Heim and Associates, P.A., now HeimLantz Professional Corporation, an accounting firm whose President is a director of the Company and the Bank. The lease rate of $184 thousand per annum is based on current market rates as determined by an independent commercial real estate services firm not affiliated with the Company or the Bank. The initial lease term of 3 years expired in June 30, 2004. The lease is now in the first year of the second renewal option of 2 years. There is one 1 year renewal option remaining.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information relating to the market for Registrant’s common equity and related stockholder matters appears on page 17, of the Registrant’s 2006 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The above-captioned information appears on pages 1 through 17 of the Registrant’s 2006 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of Annapolis Bancorp, Inc. and its subsidiaries, together with the report thereon by Stegman & Company for the year ended December 31, 2006, appear in the Registrant’s 2006 Annual Report to Stockholders on pages 18 through 38 and are incorporated herein by reference.

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

In addition, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information relating to directors, officers, promoters and control persons and regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year (“Proxy Statement”).

Executive Officers of the Registrant

The information relating to directors and named executive officers of the Registrant is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2007 at pages 4 through 8. In addition, information concerning Executive Officers who are not directors is set forth below:

Name	Age at 12/31/06	Position with the Company and Bank and Past Five Years Experience
Rita D. Demma	59	Secretary of the Company and the Bank. Ms. Demma has been an officer of the Bank since 2000. Ms. Demma held a similar position from 1996 through 2000 with the University of Maryland Medical Center prior to joining the Company.

Margaret Theiss Faison	48	Chief Financial Officer and Treasurer of the Company and Senior Vice President, Chief Financial Officer and Treasurer of the Bank. Prior to joining the Company in 1999, Ms. Faison was Senior Vice President and Chief Financial Officer of Sterling Bank & Trust Co. of Baltimore from 1997 until 1999. Ms. Faison was previously Vice President and Chief Financial Officer with Mellon Bank (MD).

Robert E. Kendrick, III	61	Senior Vice President and Chief Credit Officer of the Bank. Prior to joining the Bank in 1999, Mr. Kendrick held similar positions from 1967 through 1999 with Citizens National Bank of Laurel, Bank of Maryland, Sterling Bank & Trust Co. of Baltimore and NationsBank.

J. Mitchell Krebs	45	Senior Vice President and Chief Business Development Officer of the Bank. Prior to joining the Bank in July 2006, Mr. Krebs was with SunTrust from 1985 to June 2006 most recently as a Vice President and Sales Manager for the Annapolis Market and as a Team Leader for Business Banking.

Code of Ethics

On June 20, 2003, the Company’s Board of Directors adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. On March 16, 2007 the Company’s Board of Director’s reaffirmed the code of ethics. That Code of Ethics for the Principal Executive Officer and the Senior Financial Officer has been posted on the Company’s internet website at www.bankannapolis.com.

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

The Equity Compensation Plan Information appears in the Registrant’s 2006 Annual Report to Stockholders on pages 25 and 26 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement.

ITEM 13. EXHIBITS

Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Bylaws of Annapolis Bancorp, Inc.*

3.3	Articles of Incorporation of BankAnnapolis**

3.4	Bylaws of BankAnnapolis**

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

10.1	Annapolis National Bancorp, Inc. Employee Stock Option Plan*+

10.2	Annapolis Bancorp, Inc. 2006 Stock Incentive Plan****

10.3	Annapolis Bancorp, Inc. 2006 Stock Incentive Plan****

10.4	Form of Restricted Share Award Agreement****

10.5	Form of Deferral Election Agreement for Deferred Share Units****

11.0	Computation of earnings per share (filed herewith)

13.0	Portions of 2006 Annual Report to Stockholders (filed herewith)

14.0	Code of Ethics***

21.0	Subsidiary information is incorporated herein by reference to Part I – “Subsidiaries”

23.0	Consent of Independent Registered Public Accounting Firm/Auditors (filed herewith)

31.1	Certification Pursuant to Sarbanes-Oxley Section 302 (filed herewith)

31.2	Certification Pursuant to Sarbanes-Oxley Section 302 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

+	Management contract or compensatory plan or arrangement.
*	Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on June 23, 1997 and any Amendments thereto, Registration No. 333-29841.
**	Incorporated herein by reference to the Exhibits to Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.
***	Incorporated herein by reference to the Annual Report on Form 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on March 25, 2005.

****	Incorporated by reference to the Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on August 8, 2006.

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

Date: March 26, 2007

By:	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer

Date: March 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

NAME	Title	Date

/s/ Richard M. Lerner Richard M. Lerner	Chairman, Chief Executive Officer and Director (principal executive officer)	March 26, 2007

/s/ Margaret Theiss Faison Margaret Theiss Faison	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 26, 2007

/s/ Walter L. Bennett, IV Walter L. Bennett, IV	Director	March 26, 2007

/s/ Clyde E. Culp, III Clyde E. Culp, III	Director	March 26, 2007

/s/ F. Carter Heim F. Carter Heim	Director	March 26, 2007

/s/ Stanley J. Klos, Jr. Stanley J. Klos, Jr.	Director	March 26, 2007

/s/ Lawrence E. Lerner Lawrence E. Lerner	Director	March 26, 2007

/s/ Nancy Lowell Nancy Lowell	Director	March 26, 2007

/s/ Lawrence W. Schwartz Lawrence W. Schwartz	Director	March 26, 2007

/s/ Ermis Sfakiyanudis Ermis Sfakiyanudis	Director	March 26, 2007

/s/ Clifford T. Solomon Clifford T. Solomon	Director	March 26, 2007