Form 10QSB
period 2007-03-31
ANNAPOLIS BANCORP INC
filed 2007-05-09
CIK 1041429

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

At May 1, 2007, the Registrant had 4,101,893 shares of Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of March 31, 2007 and December 31, 2006

(in thousands)

	(Unaudited) March 31, 2007	(Audited) December 31, 2006
Assets
Cash and due from banks	$6,085	$5,705
Federal funds sold and other overnight investments	20,181	30,367
Investment securities available for sale, at fair value	76,837	79,153
Federal Reserve Bank stock, at cost	504	504
Loans, less allowance for credit losses of $1,978 and $1,976	226,976	219,794
Premises and equipment, net	9,312	9,173
Accrued interest receivable	1,577	1,660
Deferred income taxes	1,043	1,201
Investment in bank owned life insurance	3,811	3,775
Other assets	612	529

Total assets	$346,938	$351,861

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$39,984	$42,218
Interest-bearing	234,501	231,957

Total deposits	274,485	274,175

Securities sold under agreements to repurchase	11,288	17,734
Long-term borrowings	30,000	30,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	1,157	831

Total liabilities	321,930	327,740

Stockholders’ Equity
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,101,893 shares at March 31, 2007 and 4,101,893 at December 31, 2006	41	41
Paid in capital	13,332	13,309
Retained earnings	12,412	11,809
Accumulated other comprehensive loss	(777)	(1,038)

Total stockholders’ equity	25,008	24,121

Total liabilities and stockholders’ equity	$346,938	$351,861

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

for the Three Month Periods Ended March 31, 2007 and 2006

(unaudited)

(in thousands, except Per Share data)

	For the Three Months Ended March 31 ,
	2007	2006
Interest income:
Loans	$4,275	$3,719
Investment securities	926	766
Federal funds sold and overnight investments	158	17

Total interest income	5,359	4,502

Interest expense:
Interest-bearing deposits	1,902	1,273
Securities sold under agreements to repurchase	108	94
Long-term borrowings	313	167
Junior subordinated debentures	107	96

Total interest expense	2,430	1,630

Net interest income	2,929	2,872
Provision for credit losses	10	12

Net interest income after provision for credit losses	2,919	2,860

Noninterest income
Service charges and fees	264	290
Mortgage banking fees	16	42
Other fee income	125	126
Loss on sale of investment securities	—	(23)

Total noninterest income	405	435

Noninterest expense
Personnel	1,390	1,218
Occupancy and equipment	308	269
Data processing	194	231
Marketing	137	136
Other operating expenses	356	307

Total noninterest expense	2,385	2,161

Income before income taxes	939	1,134
Income tax expense	336	444

Net income	$603	$690

Basic Earnings Per Share	$0.15	$0.17

Diluted Earnings Per Share	$0.14	$0.16

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

for the Three Month Periods Ended March 31, 2007 and 2006

(unaudited)

(dollars in thousands)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value
Balance, January 1, 2007	4,101,893	$41	$13,309	$11,809	$(1,038)	$24,121
Net income	—	—	—	603	—	603	$603
Stock-based compensation	—	—	23	—	—	23
Unrealized gain on investment securities available for sale, net of tax	—	—	—	—	261	261	261

Balances, March 31, 2007	4,101,893	$41	$13,332	$12,412	$(777)	$25,008	$864

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value
Balance, January 1, 2006	4,072,800	$41	$13,171	$8,858	$(1,111)	$20,959
Net income	—	—	—	690	—	690	$690
Stock options exercised	8,830	—	25	—	—	25
Stock-based compensation	—	—	29	—	—	29
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(348)	(348)	(348)

Balances, March 31, 2006	4,081,630	$41	$13,225	$9,548	$(1,459)	$21,355	$342

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Three Month Periods Ended March 31, 2007 and 2006

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$603	$690
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	79	(7)
Depreciation and amortization of furniture, equipment and leasehold improvements	129	68
Amortization of premiums and accretions of discounts, net	9	1
Loss on sale of investments	—	23
Provision for credit losses	10	12
Net (charge-offs) recoveries on loans	(8)	36
Stock based compensation	23	29
Decrease (increase) in:
Accrued interest receivable	83	88
Cash surrender value of bank-owned life insurance	(36)	(31)
Other assets	(86)	204
Increase (decrease) in:
Accrued interest payable	43	33
Other liabilities	283	(8)

Net cash provided by operating activities	1,132	1,138

Cash flows from investing activities
Net increase in loans	(7,184)	(4,571)
Purchase of investment securities—available-for-sale	(3,529)	(42)
Proceeds from maturity of securities and principal repayments	6,176	4,652
Purchase of premises and equipment	(265)	(547)

Net cash provided by (used in) investing activities	(4,802)	(508)

Cash flows from financing activities
Net increase (decrease) in deposits	310	(3,427)
Net (decrease) increase in securities sold under agreements to repurchase	(6,446)	1,389
Proceeds from stock options exercised	—	25

Net cash provided by financing activities	(6,136)	(2,013)

Net increase (decrease) in cash	(9,806)	(1,383)
Cash and cash equivalents, beginning of period	36,072	13,003

Cash and cash equivalents, end of period	$26,266	$11,620

Supplemental cash flow information
Interest paid	$2,395	$1,605
Income taxes paid	$89	$295

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three Month Periods Ended March 31, 2007 and 2006

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2006. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2007.

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

Note C – Stock Based Compensation

During 2003 the Company adopted the prospective method of recognizing stock-based compensation provided by Statement of Financial Accounting Standard (“SFAS”) No. 148. Accordingly expense is recognized for all employee awards granted, modified or settled after January 1, 2003.

The adoption of SFAS 123R which required the recognition of stock-based compensation expense did not have a material impact on the Company’s financial statements.

Stock based-compensation expense recognized in the three month periods ending March 31, 2007 and 2006 was $23,000 and $29,000, respectively. Stock-based compensation expense recognized in the consolidated statement of income for the first quarter of 2007 and 2006 reflects estimated forfeitures

During the first quarter of 2007 and 2006 there were no options granted to employees or directors of the Company or Bank. During the first quarter of 2007, non-employee directors of the Bank were awarded a total of 5,842 shares of restricted stock at a market value of $9.40 per share in lieu of an annual retainer. The restricted shares vest on December 31, 2007. During the quarter ended March 31, 2007 $14,000 in expense was recognized related to the grant of the restricted shares.

No options were exercised during the three month period ending March 31, 2007 and approximately $25,000 was received in cash proceeds for options exercised in the three months ended March 31, 2006.

Stock option activity for the three months ended March 31, 2007 and 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	253,465	$4.65
Grants	—	—
Exercised	—	—
Forfeitures	5,000	9.32

Outstanding as of March 31, 2007	248,465	$4.55

Exercisable at March 31, 2007	194,513	$3.54	4.68	$1,150,000

Outstanding at January 1, 2006	307,512	$4.82
Grants	—	—
Exercised	8,830	2.85
Forfeitures	18,554	8.36

Outstanding as of March 31, 2006	280,128	$4.64

Exercisable at March 31, 2006	191,475	$3.21	5.83	$1,252,000

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between the closing stock price of $9.45 on March 30, 2007 and $9.75 on March 31, 2006 the last trading day in the first quarter and the exercise price for those options in the money multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. There were no options exercised in the first quarter of 2007, the total intrinsic value of options exercised in the first quarter of 2006 was approximately $61,000. Total intrinsic value of options vested is $1,150,000 as of March 31, 2007 and $1,252,000 as of March 31, 2006.

As of March 31, 2007, $155,000 of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 1.88 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended March 31,
	2007	2006
Net income	$603	$690

Average shares outstanding	4,102	4,077
Basic Earnings Per Share	$0.15	$0.17

Net income	$603	$690
Average shares outstanding before the effect of options	4,102	4,077

Effect of options	129	126
Average shares outstanding including options	4,230	4,203
Diluted Earnings Per Share	$0.14	$0.16

Note E – New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”, which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity of the Company.

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, “ Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and thus the entity must record compensation cost and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. Management is currently evaluating the impact of adopting this Issue on the Company’s financial statements. This Issue is effective for fiscal years beginning after December 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), which provides detail in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB 108 instructs companies to quantify the misstatement under both methodologies and if either method results in the determination of a material error, then the company must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management does not expect the adoption of this Bulletin to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Company does not sponsor a defined benefit pension plan and, accordingly, this standard will not have any effect on the Company’s financial condition, results of operations or liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Financial Accounting Standards Board Staff Positions

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2004. FSP 115-1 is effective for reporting periods beginning after December 15, 2006. The Company adopted FSP 115-1 which did not significantly impact its financial statements.

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

Significant accounting policies followed by the Company are presented in Note 1 to the Company’s 2006 consolidated financial statements which can be found on the Company’s Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets at March 31, 2007 were $346.9 million, a decrease of $5.0 million or 1.4% from total assets at December 31, 2006 of $351.9 million. The decrease in total assets was due principally to anticipated withdrawals from one large estate account of approximately $8.4 million upon distribution of its assets. Federal funds sold and other overnight investments and investment securities available-for-sale decreased $12.5 million or 11.4% as federal funds sold were used to fund the distribution and loan growth for the quarter.

Loans less allowance for credit losses at March 31, 2007 were $227.0 million, up from $219.8 million at December 31, 2006, an increase of $7.2 million or 3.3%; an annualized growth rate of 13.25%. The increase resulted from increases of $7.6 million, $0.9 million, and $0.1 million in real estate, commercial and installment loans, respectively, offset by a decrease of $1.4 million in construction loans.

The allowance for credit losses increased $2,000 remaining at approximately $2.0 million at March 31, 2007 compared to December 31, 2006. The increase in the allowance is attributed to the addition of a provision for credit losses of $10,000 offset by net charge-offs of loans deemed uncollectible totaling $8,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At March 31, 2007 and December 31, 2006 the allowance for credit losses to total loans was 0.86% and 0.89%, respectively. Non performing assets as of March 31, 2007 and December 31, 2006 were $417,000 and $1.1 million, respectively.

Deposits of $274.5 million at March 31, 2007 represent an increase of $310 thousand or 0.1% from December 31, 2006 deposits of $274.2 million. The increase was due to the addition of $8.0 million of broker deposits offset by the loss of NOW account balances related to the previously mentioned estate account. NOW account balances decreased $9.2 million in total or 21.0%. Money market account balances improved $5.6 million or 7.9% while certificate of deposits and IRA balances improved $5.4 million or 5.3%. Demand deposit balances decreased $2.2 million or 5.2% for the quarter.

Federal Home Loan Bank (“FHLB”) borrowings totaled $30.0 million at March 31, 2007 compared to $30.0 million at December 31, 2006. The borrowings were made under the FHLB of Atlanta’s convertible advance program with an average remaining life to the first call date of 0.58 years and an average cost of 4.18%. There were no new FHLB borrowings in the first quarter of 2007.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 8.52%.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006.

General. Net income for the three months ended March 31, 2007 totaled $603,000 or $0.15 per basic and $0.14 per diluted share compared to $690,000 or $0.17 per basic and $0.16 per diluted share for the three months ended March 31, 2006. Net interest income improved by $57,000 or 2.0% for the three months ended March 31, 2007 compared to the same in period in 2006, while noninterest income decreased by $30,000, a 6.9% drop. Noninterest expense increased $224,000 or 10.4%. The Bank recorded $10,000 in provision for credit losses during the three months ended March 31, 2007, while $12,000 in provision for credit losses was recorded during the same period in 2006.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The cash surrender value of the policies was $3.8 million at March 31, 2007 and December 31, 2006. The Bank recorded income from the insurance policies for the three-month period ended March 31, 2007 of $36,000 compared to $31,000 for the same period in 2006 and incurred $36,000 in expense to accrue the retirement benefits for the three months ended March 31, 2007 compared to $14,000 for the same period in 2006 as two additional participants were added to the program.

Interest Income. Interest income increased $857,000 or 19.0% as a result of an increase in loan volume and a rise in interest rates. The yield on the loan portfolio rose to 7.71% for the three months ended March 31, 2007 from 7.39% for the three months ended

March 31, 2006. The yield on the investment portfolio improved to 4.63% for the three months ended March 31, 2007 compared to 4.29% for the same period in 2006 also as a new investments were added at higher yields.

Interest Expense. Interest expense increased by $800,000 or 49.1% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Interest expense on interest-bearing deposits for the quarter ending March 31, 2007 was $1.9 million compared to $1.3 million for the same period in 2006, a 49.4% increase. This increase was due to higher deposit costs of the indexed money market accounts and on certificates of deposit. The total cost of interest-bearing liabilities rose to 3.62% for the three months ended March 31, 2007 from 2.88% for the three months ended March 31, 2006. Interest expense on long-term borrowings and junior subordinated debentures was $420,000 for the three months ended March 31, 2007 compared to $263,000 for the three months ended March 31, 2006, an increase of $157,000 or 59.7%. The increase is a result of taking an additional FHLB advance of $15.0 million, with $5.0 million used to payoff an existing higher priced advance and the remaining $10.0 million to be used to fund loan growth.

Net Interest Income. Net interest income improved by $57,000 or 2.0% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The improvement was due primarily to an increase in volume of real estate loans aided by improved yields on loans and investments offset by an increase in interest expense.

For the three months ended March 31, 2007, the net interest margin decreased to 3.75% compared to 4.20% for the three months ended March 31, 2006, with the interest rate spread for the same period falling from 3.71% to 3.24%. The decrease in net interest margin was the result of a higher cost of funds. The cost of funds for the same period increased to 3.17% from 2.44% principally due to the increased cost of money market and certificate of deposit accounts.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $10,000 for the three months ended March 31, 2007 compared to $12,000 for the same period in 2006. The growth in the loan portfolio resulted in a need for provision however the payoff of several nonperforming loans had a favorable impact on the calculation of the reserve requirements resulting in the modest increase in provision of $10,000 for the quarter. The Bank recorded net charge-offs of $8,000 for the quarter compared to net recoveries of $37,000 for the three months ended March 31, 2006.

Noninterest Income. Noninterest income decreased by $30,000 or 6.9% to $405,000 for the three months ended March 31, 2007 from $435,000 for the same period of 2006. The reduction in noninterest income was due to decreased income from deposit transaction fees as several high paying fee accounts were closed and from lower mortgage banking fees as investor volume declined.

Noninterest Expense. Noninterest expense increased by $224,000 or 10.4% for the three months ended March 31, 2007. The increase in noninterest expense resulted from costs associated with relocating an existing branch in Kent Island to a new facility, opening a new branch in downtown Annapolis and adding additional staff in business development and back room operations positions. Compensation expense increased $172,000 for the quarter with $92,000 related to merit increases, benefit rate increases and the timing of pay dates; $58,000 resulting from additions to staff; and $22,000 in additional costs associated with adding two new participants to the BOLI. Occupancy and equipment expense increased $39,000 over 2006 due to the addition of the new branch and depreciation on the new building at Kent Island. Legal expense increased for the first quarter 2007 compared to the same period in 2006 as the first quarter 2006 included significant recoveries of legal fees on several nonperforming loans that were repaid in full in the first quarter 2006. Data processing expense decreased for the quarter ended March 31, 2007 by $37,000 as the Company realized cost savings from renegotiating core and items processing contracts in the prior years.

Income Tax Expense. The Company recorded current income tax expense for the three-month period ended March 31, 2007 of $336,000. This amount includes $304,000 of federal income taxes and $32,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 35.8% for the three months ended March 31, 2007 versus 39.2% for the three months ended March 31, 2006.

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

The Company’s major source of liquidity is its deposit base. At March 31, 2007, total deposits were $274.5 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $166.6 million or 60.7% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2007, federal funds sold and other overnight investments totaled $20.2 million while investments available-for-sale totaled $77.3 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at up to 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At March 31, 2007 the Company had a $138.8 million credit limit with the FHLB with advances outstanding of $30.0 million. The Company had collateral sufficient to borrow up to $32.4 million of the remaining $108.8 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $15.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities at 4.41% to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 8.52%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the three months ended March 31, 2007 totaled $107,000 compared to $96,000 for the same period of 2006.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the three months ended March 31, 2007 and 2006 totaled $6,000.

Capital Resources

Total stockholders’ equity was $25.0 million at March 31, 2007, representing an increase of $887,000 or 3.7% from December 31, 2006. The growth of stockholders’ equity in the first three months of 2007 was primarily attributable to the earnings of the Company in the amount of $603,000, the expensing of stock options of $23,000 and an improvement in accumulated other comprehensive loss of $261,000 resulting from improved market values of securities available-for-sale.

No dividends were paid for the three months ended March 31, 2007 or March 31, 2006.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	March 31, 2007	December 31, 2006	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.8%	12.7%	4.0%
Total Capital	13.6%	13.6%	8.0%
Tier 1 Leverage Ratio	9.1%	8.9%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of March 31, 2007, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3—Defaults Upon Senior Securities

None

Item 4—Submission of Matters to a Vote of Security Holders

None

Item 5—Other Information

None

Item 6—Exhibits

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

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: May 9, 2007	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: May 9, 2007	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer