Form 10QSB
period 2007-06-30
ANNAPOLIS BANCORP INC
filed 2007-08-09
CIK 1041429

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

At August 01, 2007, the Registrant had 4,106,398 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

T ABLE OF CONTENTS

This Quarterly Report on Form 10-QSB contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Annapolis Bancorp, Inc. (the “Company”), its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, including but not limited to: changes in interest rates, deposit flows, cost of funds and demand for financial services; general economic conditions; legislative and regulatory changes; changes in tax policies, rates and regulations of federal, state and local tax authorities; and changes in accounting principles, policies and guidelines. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in the Company’s filings with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of June 30, 2007 and December 31, 2006

(in thousands)

	(Unaudited) June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$6,011	$5,705
Federal funds sold and other overnight investments	31,949	30,367
Investment securities available for sale, at fair value	75,494	79,153
Federal Reserve Bank stock, at cost	504	504
Loans, less allowance for credit losses of $1,994 and $1,976	226,964	219,794
Premises and equipment, net	9,199	9,173
Accrued interest receivable	1,660	1,660
Deferred income taxes	1,223	1,201
Investment in bank owned life insurance	3,850	3,775
Other assets	390	529

Total assets	$357,244	$351,861

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$46,405	$42,218
Interest-bearing	259,071	231,957

Total deposits	305,476	274,175

Securities sold under agreements to repurchase	15,534	17,734
Long-term borrowings	5,000	30,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	936	831

Total liabilities	331,946	327,740

Stockholders’ Equity
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,106,398 shares at June 30, 2007 and 4,101,893 at December 31, 2006	41	41
Paid in capital	13,353	13,309
Retained earnings	13,040	11,809
Accumulated other comprehensive loss	(1,136)	(1,038)

Total stockholders’ equity	25,298	24,121

Total liabilities and stockholders’ equity	$357,244	$351,861

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

for the Three and Six Month Periods Ended June 30, 2007 and 2006

(unaudited)

(in thousands, except Per Share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans	$4,432	$3,959	$8,707	$7,678
Investment securities	877	734	1,803	1,500
Federal funds sold and overnight investments	323	102	481	119

Total interest income	5,632	4,795	10,991	9,297

Interest expense
Interest-bearing deposits	2,300	1,435	4,202	2,708
Securities sold under agreements to repurchase	131	135	239	229
Short-term borrowings	36	32	104	32
Long-term borrowings	141	153	386	320
Junior subordinated debentures	107	103	214	199

Total interest expense	2,715	1,858	5,145	3,488

Net interest income	2,917	2,937	5,846	5,809
Provision for credit losses	10	—	20	12

Net interest income after provision for credit losses	2,907	2,937	5,826	5,797

Noninterest income
Service charges and fees	334	295	598	585
Mortgage banking fees	24	54	40	96
Other fee income	129	122	254	225
Loss on sale of securities	—	—	—	(23)

Total noninterest income	487	471	892	883

Noninterest expense
Personnel	1,332	1,291	2,722	2,509
Occupancy and equipment	317	283	625	552
Data processing	190	189	384	420
Marketing	115	99	252	234
Other operating expenses	424	407	780	691

Total noninterest expense	2,378	2,269	4,763	4,406

Income before income taxes	1,016	1,139	1,955	2,274
Income tax expense	388	445	724	889

Net income	$628	$694	$1,231	$1,385

Basic Earnings Per Share	$0.15	$0.17	$0.30	$0.34

Diluted Earnings Per Share	$0.15	$0.17	$0.29	$0.33

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

for the Six Month Periods Ended June 30, 2007 and 2006

(unaudited)

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value	Paid in Capital	Retained Earnings
Balance, January 1, 2007	4,101,893	$41	$13,309	$11,809	$(1,038)	$24,121
Net income	—	—	—	1,231	—	1,231	$1,231
Stock options exercised	6,188	—	21	—	—	21	—
Stock-based compensation	—	—	38	—	—	38	—
Stock repurchased	(1,683)	—	(15)	—	—	(15)	—
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(98)	(98)	(98)

Balances, June 30, 2007	4,106,398	$41	$13,353	$13,040	$(1,136)	$25,298	$1,133

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value
Balance, January 1, 2006	4,072,800	$41	$13,171	$8,858	$(1,111)	$20,959
Net income	—	—	—	1,385	—	1,385	$1,385
Stock options exercised	10,430	—	37	—	—	37	—
Stock-based compensation	—	—	30	—	—	30	—
Stock repurchased	—	—	—	—	—	—	—
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(673)	(673)	(673)

Balances, June 30, 2006	4,083,230	$41	$13,238	$10,243	$(1,784)	$21,738	$712

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Six Month Periods Ended June 30, 2007 and 2006

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$1,231	$1,385
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	111	52
Depreciation and amortization of furniture, equipment and leasehold improvements	260	218
Amortization of premiums and accretions of discounts, net	19	5
Provision for credit losses	20	12
Stock-based compensation	38	30
Loss on sale of investment securities (Increase) decrease in:	—	23
Accrued interest receivable	—	90
Cash surrender value of bank-owned life insurance	(75)	(66)
Other assets	136	106
Increase (decrease) in:
Accrued interest payable	(79)	46
Other liabilities	184	(410)

Net cash provided by operating activities	1,845	1,491

Cash flows from investing activities
Net increase in loans	(7,190)	(15,009)
Purchase of investment securities—available-for-sale	(3,859)	(285)
Proceeds from maturity of securities and principal repayments	7,268	6,398
Net increase in federal funds sold and other overnight investments	(1,582)	(11,345)
Purchase of furniture, equipment and leasehold improvements	(283)	(820)

Net cash used in investing activities	(5,646)	(21,061)

Cash flows from financing activities
Net increase in deposits	31,301	7,265
Net (decrease) increase in securities sold under agreements to repurchase	(2,200)	6,235
Net (decrease) increase in short and long term borrowings	(25,000)	5,000
Stock repurchased	(15)	—
Stock options exercised	21	37

Net cash provided by financing activities	4,107	18,537

Net increase (decrease) in cash	306	(1,033)
Cash and due from banks, beginning of period	5,705	9,603

Cash and due from banks, end of period	$6,011	$8,570

Supplemental cash flow information
Interest paid	$5,226	$3,449
Income taxes paid	$641	$1,245

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2007 and 2006

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2006. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2007.

Note B – Business

The Company was incorporated on May 26, 1988, under the laws of the State of Maryland, to serve as a bank holding company for BankAnnapolis (formerly known as Annapolis National Bank) (the “Bank”). Effective November 1, 2000, the Bank changed its charter from a national charter to a state charter and joined the State of Maryland and the Federal Reserve banking systems. Also effective November 1, 2000, the Bank changed its name from Annapolis National Bank to BankAnnapolis. The bank holding company changed its name from Annapolis National Bancorp, Inc. to Annapolis Bancorp, Inc. effective June 1, 2001. The Company (as a bank holding company) and the Bank are subject to governmental supervision, regulation, and control.

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

Note C – Stock Based Compensation

During 2003, the Company adopted the prospective method of recognizing stock-based compensation provided by Statement of Financial Accounting Standards (“SFAS”) No. 148. Accordingly expense is recognized for all employee awards granted, modified or settled after January 1, 2003.

During 2006, the Company adopted the provisions of SFAS 123R, which requires the recognition of stock-based compensation expense and did not have a material impact on the Company’s financial statements.

Stock based-compensation expense recognized in the three month periods ended June 30, 2007 and 2006 was $15,000 and $29,000, respectively, and $38,000 and $30,000 for the six months ended June 30, 2007 and 2006, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the first and second quarters of 2007 and 2006 reflects estimated forfeitures.

During the second quarter of 2007, 15,862 options were granted to employees of the Bank. The options were granted at an average exercise price of $8.77. There were no options granted in the first quarter of 2007 to employees or directors of the Company or the Bank. In 2006, there were no options granted in the first or second quarter to employees or directors of the Company or the Bank. During the first quarter of 2007, non-employee directors of the Bank were awarded a total of 5,842 shares of restricted stock at a market value of $9.40 per share in lieu of an annual retainer. The restricted shares vest on December 31, 2007. During the three and six month periods ended June 30, 2007, $14,000 and $28,000, respectively, in expense was recognized related to the grant of the restricted shares.

Approximately $21,000 was received in cash during the three and six month periods ended June 30, 2007 for options exercised during the second quarter. No options were exercised during the three month period ended March 31, 2007. During 2006, approximately $12,000 was received in cash proceeds for options exercised in the three months ended June 30, 2006 and $37,000 during the six month period ended June 30, 2006.

The weighted average fair value of options granted during 2007 and 2006 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2007*	2006*
Dividend yield	0.00%	—
Risk-free interest rate	4.75%	—
Expected volatility	24.08%	—
Expected life in years	5.78	—
Weighted average fair value	$2.99	—

*	There were no options granted during the first quarter of 2007 and the first and second quarters of 2006.

Stock option activity for the six months ended June 30, 2007 and 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	253,465	$4.65
Grants	15,862	8.77
Exercised	6,188	3.38
Forfeitures	5,000	9.32

Outstanding as of June 30, 2007	258,139	$4.84

Exercisable at June 30, 2006	197,544	$3.80	4.8	$1,124,000

Outstanding at January 1, 2006	307,512	$5.75
Grants	—	—
Exercised	10,430	3.60
Forfeitures	24,954	8.10

Outstanding as of June 30, 2006	272,128	$4.56

Exercisable at June 30, 2006	195,208	$3.34	5.5	$1,089,000

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on June 30, 2007, the last trading day in the first six months of 2007, and the exercise price of the options multiplied by the number of shares) on June 30, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was approximately $39,000 for the six months ended June 30, 2007, and $55,000 for the six months ended June 30, 2006. Total fair value of options vested is $545,000 for the six months ended June 30, 2007 and $498,000 for the three months ended June 30, 2006.

As of June 30, 2007, $187,000 of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 2.65 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$628	$694	$1,231	$1,385
Average shares outstanding	4,103	4,082	4,103	4,080
Basic Earnings Per Share	$0.15	$0.17	$0.30	$0.34
Net income	$628	$694	$1,231	$1,385
Average shares outstanding before the effect of options	4,103	4,082	4,103	4,080
Effect of options	123	124	123	125

Average shares outstanding including options	4,226	4,206	4,226	4,205

Diluted Earnings Per Share	$0.15	$0.17	$0.29	$0.33

Basic earnings per share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares of common stock plus dilutive potential shares outstanding during the period. Potential common shares consist of stock options. For each of the three months ended June 30, 2007 and 2006, 46,664 outstanding shares of common stock attributable to stock options were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive. For the six months ended June 30, 2007 and 2006, there were 26,664 and zero shares respectively, anti-dilutive stock options excluded from the calculation of earnings per share.

Note E – New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on the financial condition, results of operations or liquidity of the Company.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, “ Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and thus the entity must record compensation cost and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. Management is currently evaluating the impact of adopting Issue No. 06-4 on the Company’s financial statements. This Issue is effective for fiscal years beginning after December 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), which provides detail in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB 108 instructs companies to quantify the misstatement under both methodologies and if either method results in the determination of a material error, then the company must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity of the Company.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Management is currently evaluating the potential impact of this statement.

Financial Accounting Standards Board Staff Positions

FASB Staff Position (“FSP”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2004. FSP 115-1 is effective for reporting periods beginning after December 15, 2006. The Company adopted FSP 115-1, which did not significantly impact its financial statements.

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

Significant accounting policies followed by the Company are presented in Note 1 to the Company’s 2006 Consolidated Financial Statements, which can be found on the Company’s Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which the Bank operates, including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the historical loss factors used by the Bank to determine the specific component of the allowance.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets at June 30, 2007 were $357.2 million, an increase of $5.3 million or 1.5% from total assets at December 31, 2006 of $351.9 million. Loan growth accounted for $7.2 million of the increase with cash and due from banks, and federal funds sold and other overnight investments increasing $1.9 million. Offsetting these increases was a decrease of

$3.7 million in investment securities available for sale, at fair value. Funding for the increase in federal funds sold and other overnight investments came from increases in total deposits of $31.3 million offset by the repayment of $25.0 million in Federal Home Loan Bank (“FHLB”) borrowings.

Loans, less allowance for credit losses, at June 30, 2007 were $227.0 million, up from $219.8 million at December 31, 2006, an increase of $7.2 million or 3.3%. The increase resulted primarily from a $6.9 million or 4.9% increase in real estate loans and an increase of $1.1 million or 6.3% in consumer and installment loans.

The allowance for credit losses increased $18,000 to $1.99 million at June 30, 2007 from $1.97 million at December 31, 2006. The increase in the allowance is attributed to the addition of a provision for credit losses of $20,000 and net charge-offs of loans deemed uncollectible of $2,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At June 30, 2007 and December 31, 2006, the allowance for credit losses to total loans was 0.87% and 0.89%, respectively. Nonperforming assets as of June 30, 2007 were $297,000, a decrease of $803,000 or 73.0% from $1.1 million, as of December 31, 2006. The decrease in nonperforming loans is attributable to receiving payment in full for several nonperforming commercial loans and commercial mortgages.

Total deposits of $305.5 million at June 30, 2007 represent a $31.3 million or 11.4% increase from December 31, 2006 total deposits of $274.2 million. The increase was due to a $38.1 million or a 40.5% increase in savings and money market deposits as a result of the introduction of a new savings product offered at a premium rate. Offsetting the increase in savings and money market accounts was a decrease in NOW accounts of $12.3 million as a result of a planned withdrawal of funds from an estate account for distribution of its assets. Demand deposits increased $4.2 million while certificates of deposit and IRAs increased $1.3 million from December 31, 2006. Repurchase agreement balances decreased $2.2 million or 12.4% to $15.5 million at June 30, 2007 from $17.7 million at December 31, 2006.

Long-term borrowings consisting of FHLB borrowings totaled $5.0 million at June 30, 2007 compared to $30.0 million at December 31, 2006. The decrease in borrowings resulted from the payoff of $25.0 million in callable borrowings that were made under the FHLB of Atlanta’s convertible advance program. The remaining $5.0 million, which is also a convertible advance, has an interest rate of 2.85% and an initial call date of March 19, 2009.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5.0 million of variable-rate capital securities to institutional investors. The current rate on these securities is 8.51%.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

General. Net income for the six months ended June 30, 2007 totaled $1.2 million, or $0.30 per basic and $0.29 per diluted share, compared to $1.4 million, or $0.34 per basic and $0.33 per diluted share, for the six months ended June 30, 2006. Net interest income improved by $37,000 or 0.6% for the six months ended June 30, 2007 compared to the same period in 2006. The provision for credit losses increased $8,000 for the six months ended June 30, 2007 compared to the same period in 2006. Offsetting the improvement in net interest income was an increase in total noninterest expense of $357,000.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives as of June 30, 2007. The current cash surrender value of the policies is $3.9 million. The Bank recorded income from the insurance policies for the six-month period ended June 30, 2007 of $75,000 compared to $66,000 for the same period in 2006 and incurred $80,000 in expense to accrue the retirement benefits for the six months ended June 30, 2007 compared to $27,000 for the same period in 2006 as two new participants were added to the program in 2007.

Interest Income. Total interest income increased $1.7 million or 18.2% as a result of an increase in loan, federal funds sold and other overnight investments and investment security yields due to rising interest rates and increased loan and federal funds sold volume. The yield on the loan portfolio improved to 7.71% for the six months ended June 30, 2007 from 7.40% for the six months ended June 30, 2006. The combined yield on federal funds sold and other overnight investments and investment securities available-for-sale also improved increasing to 4.64% for the six months ended June 30, 2007 compared to 4.30% for the same period in 2006 as federal funds sold and other overnight investments and investment securities available-for-sale volumes and yields both increased.

Interest Expense. Total interest expense increased by $1.7 million or 47.5% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase was due to higher interest rates offered on a new premium rate savings product that resulted in average savings deposits rising by over $6.0 million for the six months ended June 30, 2007 compared to the same period in 2006. Contributing to the increase in interest expense was the higher cost of money market accounts, certificates of deposit and repurchase agreements. The average rate of interest paid on all interest bearing liabilities was 3.73% for the six months ended June 30, 2007 compared to 2.94% for the six months ended June 30, 2006. Interest expense on short-term and long-term borrowings and junior subordinated debentures was $704,000 for the six months ended June 30, 2007 compared to $551,000 for the six months ended June 30, 2006, an increase of $153,000. The increase was a result of higher average year to date borrowings for the six months ended June 30, 2007 compared to the same period in 2006 and the increased cost of the trust preferred offering to 8.51% from 7.92%.

Net Interest Income. Net interest income improved by $37,000 or 0.6% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The improvement was due primarily to an increase in loan and investment yields offset by the higher cost of deposits.

For the six months ended June 30, 2007, the net interest margin decreased to 3.64% compared to 4.12% for the six months ended June 30, 2006. The decrease in net interest margin was the result of the higher cost of deposits and increased borrowing costs. The yield on earning assets improved to 6.84% in the first six months of 2007 from 6.60% in the first six months of 2006.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $20,000 for the six months ended June 30, 2007 compared to $12,000 for the same period in 2006. The provision was based on the composition and credit quality of the loan portfolio as of June 30, 2007. Total gross loans grew by $7.1 million for the six month period ended June 30, 2007. The Bank recorded net charge offs on loans deemed uncollectible of $2,000 for the six months ended June 30, 2007.

Noninterest Income. Total noninterest income increased by $9,000 or 1.0% to $892,000 for the six months ended June 30, 2007 from $883,000 for the same period in 2006. The increase in noninterest income was due to improved card-based transaction fees offset by lower mortgage banking fees, which were the result of staff shortages in the mortgage banking area.

Noninterest Expense. Total noninterest expense increased by $357,000 or 8.1% for the six months ended June 30, 2007. The increase in total noninterest expense during the first six months of 2007 compared with the same period in 2006 resulted from a $213,000 increase in personnel expense and a $73,000 increase in occupancy and equipment costs due to the addition of a branch in downtown Annapolis. Also contributing to the increase in compensation expense was higher benefit costs and higher expenses related to bank owned life insurance. Legal expense increased $43,000 due in part to costs associated with preparing new SEC disclosures and for assistance in implementing a new Employee Stock Purchase Plan.

Income Tax Expense. The Company recorded current and deferred income tax expense for the six-month period ended June 30, 2007 of $724,000. This amount includes $651,000 of federal income taxes and $73,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 37.0% for the six months ended June 30, 2007 versus 39.1% for the six months ended June 30, 2006.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

General. Net income for the three months ended June 30, 2007 totaled $628,000, or $0.15 per basic and diluted share compared to $694,000, or $0.17 per basic and diluted share, for the three months ended June 30, 2006. Net interest income decreased by $20,000 or 0.7% for the three months ended June 30, 2007 compared to the same period in 2006, while total noninterest income increased by $16,000 or 3.4%. Total noninterest expense increased $109,000 or 4.8%. The Bank recorded $10,000 in provision for credit losses during the three months ended June 30, 2007.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The cash surrender value of the policies was $3.9 million at June 30, 2007 and $3.8 million at December 31, 2006. The Bank recorded income from the insurance policies of $39,000 for the three-month period ended June 30, 2007 and $34,000 for the same period in 2006 and incurred $44,000 in expense to accrue the retirement benefits for the three months ended June 30, 2007 compared to $14,000 for the same period in 2006 as two new participants were added to the plan in 2007.

Interest Income. Total interest income increased $837,000 or 17.5% as a result of improvements in loan and investment yields and an increase in investments and federal funds sold volume. The yield on the loan portfolio rose to 7.71% for the three months ended June 30, 2007 from 7.40% for the three months ended June 30, 2006. The yield on the investment portfolio improved to 4.65% for the three months ended June 30, 2007 compared to 4.31% for the same period in 2006 as a result of an improved mix of investment securities and higher yields on federal funds sold.

Interest Expense. Total interest expense increased by $857,000 or 46.1% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Interest expense on interest-bearing deposits for the three months ended June 30, 2007 was $2.3 million compared to $1.4 million for the same period in 2006, an increase of $865,000 or 60.3%. This increase was due to the higher cost of savings accounts related to a new premium priced product that increased average savings balances by $15.7 million for the three month period ended June 30, 2007 compared to the same period in 2006. Also contributing to the increase in total interest expense was the higher cost of money market accounts and certificates of deposit. The total cost of interest-bearing liabilities rose to 3.84% for the three months ended June 30, 2007 from 3.05% for the three months ended June 30, 2006. Interest expense on short-term and long-term borrowings and junior subordinated debentures was $284,000 for the three months ended June 30, 2007 compared to $288,000 for the three months ended June 30, 2007, a decrease of $4,000. The decrease was a result of the lower average balance of borrowings outstanding for the quarter offset by higher costs of the floating rate trust preferred offering.

Net Interest Income. Net interest income decreased by $20,000 or 0.7% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. For the three months ended June 30, 2007, the net interest margin decreased to 3.54% compared to 4.05% for the three months ended June 30, 2006. The decrease in net interest margin was the result of a higher cost of funds, increasing to 3.35% from 2.59%.

Provision for Credit Losses. The Bank recorded a provision of $10,000 for credit losses for the three months ended June 30, 2007. No provision was recorded for the same period in 2006. The higher provision reflects changes in the qualitative factors, such as economic conditions and real estate values, used to calculate the allowance for credit losses. The Bank recorded net recoveries of $6,000 compared to net charge offs of $5,000 for the three months ended June 30, 2007 and 2006, respectively.

Noninterest Income. Total noninterest income increased by $16,000 or 3.4% to $487,000 for the three months ended June 30, 2007 from $471,000 for the same period in 2006. The increase in noninterest income was due to increased income on transaction-based deposit fees and card based fees offset by a decrease in mortgage banking fees.

Noninterest Expense. Total noninterest expense increased by $109,000 or 4.8% for the three months ended June 30, 2007. The increase in noninterest expense resulted from a $41,000 increase in personnel expense of $41,000 and a $34,000 increase in occupancy and equipment expense due to the addition of a new branch in downtown Annapolis. Marketing expense increased $16,000 for the three month period ended June 30, 2007 compared to the same period in 2006, the result of costs incurred to promote the Bank’s new savings product. Legal expense increased by $6,000 compared to the same period in 2006, as a result of implementing the new Employee Stock Purchase Plan recently approved by the stockholders.

Income Tax Expense. The Company recorded current and deferred income tax expense for the three-month period ended June 30, 2007 of $388,000. This amount includes $347,000 of federal income taxes and $41,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 38.2% for the three months ended June 30, 2007 versus 39.1% for the three months ended June 30, 2006.

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

The Company’s major source of liquidity is its deposit base. At June 30, 2007, total deposits were $305.5 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $201.7 million or 66.0% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as investment securities available-for-sale and investment securities with maturities less than one year. At June 30, 2007, federal funds sold and other overnight investments totaled $31.9 million while investment securities available-for-sale totaled $75.5 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at up to 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At June 30, 2007, the Company had a $142.9 million credit limit with the FHLB with advances outstanding of $5.0 million. The Company had collateral sufficient to borrow up to $53.9 million of the remaining $137.9 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $15.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Statutory Trust I, a Connecticut business trust formed, funded and wholly owned by the Company, issued $5.0 million of variable-rate capital securities to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 8.51%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the

Consolidated Balance Sheets as Guaranteed preferred beneficial interests in junior subordinated debentures. The sole asset of Statutory Trust I is the $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five-year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the six months ended June 30, 2007 totaled $214,000 compared to $199,000 for the same period of 2006.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the six months ended June 30, 2007 and 2006 totaled $12,000.

Capital Resources

Total stockholders’ equity was $25.3 million at June 30, 2007, representing an increase of $1.2 million or 4.9% from December 31, 2006. The growth of stockholders’ equity in the first six months of 2007 was primarily attributable to the $1.2 million increase in retained earnings of the Company, and the exercise and expensing of stock options of $59,000, which were offset by a decrease in accumulated other comprehensive income of $98,000 resulting from declined market values of securities available-for-sale and $15,000 paid to repurchase shares of common stock.

No dividends were paid for the six months ended June 30, 2007 or June 30, 2006.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	June 30, 2007	December 31, 2006	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	13.0%	12.7%	4.0%
Total Capital	13.8%	13.6%	8.0%
Tier 1 Leverage Ratio	9.0%	8.9%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of June 30, 2007, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under applicable regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PA RT II—OTHER INFORMATION

Item 1 – Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

Item 2 – Unregistered Sal es of Equity Securities and Use of Proceeds

The following table provides information about shares of the Company’s common stock purchased by or on behalf of the Company during the three months ended June 30, 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April 1 -30, 2007	—	—	—	—
May 1-31, 2007	1,683	$9.28	1,683	203,412
June 1-30, 2007	—	—	—	—

Total	1,683	$9.28	1,683	203,412

(1)

All shares were purchased under our repurchase plan that was adopted on February 16, 2007 and was publicly announced on February 20, 2007. The plan authorizes the repurchase of up to 5% of the Company’s common stock or approximately 200,000 shares of common stock in open market and/or private transactions. The plan provides that the price at which the shares are purchased may not be less than the fair market value of a share of common stock as listed or quoted on The NASDAQ Stock Market® on the date of purchase.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 17, 2007.

The Company received the following votes for the election of directors:

	For	%	Withheld	%
Clyde E. Culp, III	3,605,113	99.5%	17,197	0.5%
Kendel S. Ehrlich	3,593,407	99.2%	28,903	0.8%
Stanley J. Klos, Jr.	3,602,903	99.5%	19,407	0.5%
Richard M. Lerner	3,599,032	99.4%	23,278	0.6%

The following directors terms continued after the annual meeting:

Walter, L. Bennett, IV	Lawrence W. Schwartz
F. Carter Heim	Ermis Sfakiyanudis
Lawrence E. Lerner	Clifford T. Solomon
Nancy Lowell

The Company received the following votes to approve the Annapolis Bancorp, Inc. 2007 Employee Stock Purchase Plan:

For	%	Against	%	Abstain	%	Broker Non-Vote	%
2,758,257	98.5%	41,662	1.5%	18,005	0.0%	804,286	0.0%

The Company received the following votes for ratification of Stegman & Company as the independent auditor of the Company for the year ending December 31, 2007:

For	%	Against	%	Abstain	%
3,603,591	99.8%	5,930	0.2%	12,789	0.0%

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

Exhibits
3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Bylaws of Annapolis Bancorp, Inc.*

3.3	Articles of Incorporation of BankAnnapolis**

3.4	Bylaws of BankAnnapolis**

4.0	Stock Certificate of Annapolis Bancorp, Inc.*

10.1	Annapolis Bancorp, Inc. Employee Stock Option Plan*

10.2	Annapolis Bancorp, Inc. 2006 Stock Incentive Plan***

10.3	Form of Stock Option Award Agreement***

10.4	Form of Restricted Share Award Agreement***

10.5	Form of Deferral Election Agreement for Deferred Share Units***

31.1	Certification Pursuant To Sarbanes-Oxley Act of 2002 Section 302

31.2	Certification Pursuant To Sarbanes-Oxley Act of 2002 Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350

32.2	Certification Pursuant To 18 U.S.C. Section 1350

*	Incorporated by reference to Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on March 23, 1997.
**	Incorporated by reference to Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.
***	Incorporated by reference to the Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on August 8, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: August 9, 2007	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: August 9, 2007	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer