Form 10QSB
period 2007-09-30
ANNAPOLIS BANCORP INC
filed 2007-11-09
CIK 1041429

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

At October 15, 2007, the Registrant had 4,018,272 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of September 30, 2007 and December 31, 2006

(in thousands)

	(Unaudited) September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$7,391	$5,705
Federal funds sold and other overnight investments	12,033	30,367
Investment securities available for sale, at fair value	83,120	79,153
Federal Reserve Bank stock, at cost	504	504
Loans, less allowance for credit losses of $2,128 and $1,976	238,240	219,794
Premises and equipment, net	9,162	9,173
Accrued interest receivable	1,896	1,660
Deferred income taxes	864	1,201
Investment in bank owned life insurance	3,889	3,775
Other assets	409	529

Total assets	$357,508	$351,861

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$44,673	$42,218
Interest-bearing	258,050	231,957

Total deposits	302,723	274,175

Securities sold under agreements to repurchase	17,756	17,734
Long-term borrowings	5,000	30,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	971	831

Total liabilities	331,450	327,740

Stockholders’ Equity
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,018,133 shares at September 30, 2007 and 4,101,893 at December 31, 2006	40	41
Paid in capital	12,596	13,309
Retained earnings	13,702	11,809
Accumulated other comprehensive loss	(280)	(1,038)

Total stockholders’ equity	26,058	24,121

Total liabilities and stockholders’ equity	$357,508	$351,861

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

for the Three and Nine Month Periods Ended September 30, 2007 and 2006

(unaudited)

(in thousands, except Per Share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Loans	$4,516	$4,144	$13,223	$11,822
Investment securities	974	760	2,777	2,260
Federal funds sold and other overnight investments	304	283	785	402

Total interest income	5,794	5,187	16,785	14,484

Interest expense
Interest-bearing deposits	2,444	1,721	6,646	4,429
Securities sold under agreements to repurchase	203	148	442	377
Short-term borrowings	—	69	104	101
Long-term borrowings	37	152	423	472
Junior subordinated debentures	108	110	322	309

Total interest expense	2,792	2,200	7,937	5,688

Net interest income	3,002	2,987	8,848	8,796
Provision for credit losses	133	—	153	12

Net interest income after provision for credit losses	2,869	2,987	8,695	8,784

Noninterest income
Service charges and fees	346	297	944	882
Mortgage banking fees	9	28	49	124
Other fee income	130	125	384	350
Loss on sale of investment securities	—	—	—	(23)

Total noninterest income	485	450	1,377	1,333

Noninterest expense
Personnel	1,440	1,349	4,162	3,858
Occupancy and equipment	310	305	935	857
Data processing	201	203	585	623
Marketing	63	106	315	340
Other operating expenses	387	351	1,167	1,043

Total noninterest expense	2,401	2,314	7,164	6,721

Income before income taxes	953	1,123	2,908	3,396
Income tax expense	291	383	1,015	1,272

Net income	$662	$740	$1,893	$2,124

Basic Earnings Per Share	$0.16	$0.18	$0.46	$0.52

Diluted Earnings Per Share	$0.16	$0.18	$0.45	$0.50

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

for the Nine Month Periods Ended September 30, 2007 and 2006

(unaudited)

(dollars in thousands)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value
Balance, January 1, 2007	4,101,893	$41	$13,309	$11,809	$(1,038)	$24,121
Net income	—	—	—	1,893	—	1,893	$1,893
Stock options exercised	6,188	—	21	—	—	21	—
Stock-based compensation	—	—	13	—	—	13	—
Stock repurchased	(90,256)	(1)	(750)	—	—	(751)	—
Employee stock purchase plan	308		3			3
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	758	758	758

Balance, September 30, 2007	4,018,133	$40	$12,596	$13,702	$(280)	$26,058	$2,651

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value
Balance, January 1, 2006	4,072,800	$41	$13,171	$8,858	$(1,111)	$20,959
Net income	—	—	—	2,124	—	2,124	$2,124
Stock options exercised	16,430	—	62	—	—	62	—
Stock-based compensation	—	—	28	—	—	28	—
Stock repurchased	—	—	—	—	—	—	—
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	17	17	17

Balance, September 30, 2006	4,089,230	$41	$13,261	$10,982	$(1,094)	$23,190	$2,141

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Nine Month Periods Ended September 30, 2007 and 2006

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$1,893	$2,124
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(33)	25
Depreciation and amortization of furniture, equipment and leasehold improvements	383	344
Amortization of premiums and accretions of discounts, net	27	9
Provision for credit losses	153	12
Stock-based compensation	13	28
Loss on sale of investment securities	—	(23)
(Increase) decrease in:
Accrued interest receivable	(236)	(175)
Cash surrender value of bank-owned life insurance	(114)	(101)
Other assets	115	202
Decrease (increase) in:
Accrued interest payable	(88)	92
Other liabilities	228	(333)

Net cash provided by operating activities	2,341	2,204

Cash flows from investing activities
Net increase in loans	(18,599)	(13,088)
Purchase of investment securities—available-for-sale	(10,509)	(9,420)
Proceeds from maturity of securities and principal repayments	7,643	8,079
Net increase (decrease) in federal funds sold and other overnight investments	18,334	(13,456)
Purchase of furniture, equipment and leasehold improvements	(367)	(1,030)

Net cash used in investing activities	(3,498)	(28,915)

Cash flows from financing activities
Net increase in deposits	28,548	18,458
Net increase in securities sold under agreements to repurchase	22	2,130
Net (decrease) increase in short and long term borrowings	(25,000)	5,000
Proceeds from issuance of common stock	3	—
Stock repurchased	(751)	—
Proceeds from stock options exercised	21	62

Net cash provided by financing activities	2,843	25,650

Net increase (decrease) in cash	1,686	(1,061)
Cash and due from banks, beginning of period	5,705	9,603

Cash and due from banks, end of period	$7,391	$8,542

Supplemental cash flow information
Interest paid	$8,027	$4,051
Income taxes paid	$1,091	$1,537

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three and Nine Month Periods Ended September 30, 2007 and 2006

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB, which includes the consolidated financial statements and footnotes for the year ended December 31, 2006. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2007.

Note B – Business

The Company was incorporated on May 26, 1988, under the laws of the State of Maryland, to serve as a bank holding company for BankAnnapolis (formerly known as Annapolis National Bank) (the “Bank”). Effective November 1, 2000, the Bank changed its charter from a national charter to a state charter and joined the State of Maryland and the Federal Reserve banking systems. Also effective November 1, 2000, the Bank changed its name from Annapolis National Bank to BankAnnapolis. The bank holding company changed its name from Annapolis National Bancorp, Inc. to Annapolis Bancorp, Inc. effective September 1, 2001. The Company (as a bank holding company) and the Bank are subject to governmental supervision, regulation, and control.

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

During 2006, the Company adopted the provisions of SFAS No. 123R, which requires the recognition of stock-based compensation expense. SFAS No. 123R did not have a material impact on the Company’s financial statements.

For the nine months ended September 30, 2007 and 2006, $13,000 and $28,000 of net stock-based compensation expense was recognized, respectively. The Company reduced stock-based compensation expense by $25,000 in the quarter ended September 30, 2007 due to the impact of vested options that were forfeited or expired compared to recording $29,000 of stock-based compensation expense in the same quarter of 2006. Stock-based compensation expense recognized in the consolidated statements of income for the nine months ended September 30, 2007 and 2006 reflects estimated forfeitures.

During the third quarter of 2007, no options were granted to employees of the Company or the Bank. During the same period of 2007, 12,000 shares of restricted stock that vest over periods ranging from two to five years were granted on July 20, 2007 to an employee of the Bank. The stock was granted at a market value of $9.11 per share. During the second quarter of 2007, 15,862 options were granted to employees of the Bank. The options were granted at an average exercise price of $8.77. During the first quarter of 2007, non-employee directors of the Bank were awarded a total of 5,842 shares of restricted stock at a market value of $9.40 per share in lieu of an annual retainer. The restricted shares vest on December 31, 2007. During the three and nine month periods ended September 30, 2007, $21,000 and $48,000, respectively, in expense was recognized related to the grants of the restricted shares. In 2006, there were no options or restricted stock granted in the first nine months to employees or directors of the Company or the Bank.

Approximately $21,000 was received in cash during the nine month period ended September 30, 2007 for options exercised during the second quarter. No options were exercised during the three month period ended September 30, 2007. During 2006, approximately $12,000 was received in cash proceeds for options exercised in the three months ended September 30, 2006 and $62,000 during the nine month period ended September 30, 2006.

The weighted average fair value of options granted during the first nine months of 2007 has been estimated using the Black-Scholes option pricing model with the assumptions indicated below. There were no options granted during the first nine months of 2006.

September 30, 2007
Dividend yield	0.00%
Risk-free interest rate	4.75%
Expected volatility	24.08%
Expected life in years	5.78
Weighted average fair value	$2.99

Stock option activity for the nine months ended September 30, 2007 and 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	253,465	$4.65
Grants	15,862	8.77
Exercised	6,188	3.38
Forfeitures	5,000	9.32
Expired	1,477	3.38

Outstanding as of September 30, 2007	256,662	$4.85

Exercisable at September 30, 2007	200,060	$3.91	4.6	$816,000

Outstanding at January 1, 2006	307,512	$4.82
Grants	—	—
Exercised	16,430	3.73
Forfeitures	24,954	8.10

Outstanding as of September 30, 2006	266,128	$4.58

Exercisable at September 30, 2006	193,919	$3.44	5.2	$1,096,000

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on September 30, 2007, the last trading day in the first nine months of 2007, and the exercise price of the options multiplied by the number of shares) on September 30, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was approximately $29,000 for the nine months ended September 30, 2007, and $70,000 for the nine months ended September 30, 2006. Total fair value of options vested is $49,000 for the nine months ended September 30, 2007 and $62,000 for the nine months ended September 30, 2006.

As of September 30, 2007, $187,000 of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 1.43 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$662	$740	$1,893	$2,124
Average shares outstanding	4,074	4,087	4,093	4,082
Basic Earnings Per Share	$0.16	$0.18	$0.46	$0.52

Net income	$662	$740	$1,893	$2,124
Average shares outstanding before the effect of options	4,074	4,087	4,093	4,082
Effect of options	109	133	114	135

Average shares outstanding including options	4,183	4,220	4,207	4,217

Diluted Earnings Per Share	$0.16	$0.18	$0.45	$0.50

Basic earnings per share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options. For each of the three months ended September 30, 2007 and 2006, 65,859 and 51,664 shares of common stock, respectively, attributable to outstanding stock options were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive. For the nine months ended September 30, 2007 and 2006, there were 46,664 and 31,664 shares, respectively, anti-dilutive stock options excluded from the calculation of earnings per share.

Note E – New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on the financial condition, results of operations or liquidity of the Company.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Management is currently evaluating the potential impact of this statement.

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

Significant accounting policies followed by the Company are presented in Note 1 to the Company’s 2006 Consolidated Financial Statements, which can be found in the Company’s Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The allowance for credit losses consists of a specific component and a nonspecific component. The components of the allowance for credit losses represent an estimation done pursuant to either SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The calculation of the allowance is based, in part, upon historical loss factors, as adjusted, for the major loan categories based upon adjusted historical loss experience over the prior eight quarters. The factors used to adjust the historical loss experience address various risk characteristics of the Bank’s loan portfolio including (1) trends in delinquencies and other nonperforming loans, (2) results of independent loan reviews, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Bank’s credit administration and loan portfolio management processes, (7) changes in the experience, ability and depth of lending management and staff, (8) the effect of changes in local real estate values on the level of potential credit losses in the Bank’s portfolio and (9) the impact of unresolved collateral and documentation exceptions on the potential credit losses in the Bank’s portfolio.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets at September 30, 2007 were $357.5 million, an increase of $5.6 million or 1.6% from total assets at December 31, 2006 of $351.9 million. Loan growth of $18.4 million offset by a decrease of federal funds sold and other overnight investments of $18.3 million accounted for the increase in total assets. The decrease in federal funds sold and other overnight investments was the result of repaying $25.0 million in Federal Home Loan Bank (“FHLB”) borrowings. Providing the liquidity to repay the borrowings was an increase in deposits of $28.5 million.

Loans, less allowance for credit losses, at September 30, 2007 were $238.2 million, an increase of $18.4 million or 8.4% from $219.8 million at December 31, 2006. The increase resulted primarily from an $11.9 million or 8.5% increase in real estate loans, and an increase of $4.8 million or 11.9% in commercial loans.

The allowance for credit losses increased $152,000 to $2.1 million at September 30, 2007 from $1.97 million at December 31, 2006. The increase in the allowance is attributed to the addition of a provision for credit losses of $153,000 and net charge-offs of loans deemed uncollectible of $1,000. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At September 30, 2007 and December 31, 2006, the allowance for credit losses to total loans for both was 0.89%. Nonperforming assets as of September 30, 2007 were $253,000, a decrease of $823,000 or 76.5% from $1.1 million, as of December 31, 2006. The decrease in nonperforming loans is attributable to receiving payment in full for several nonperforming commercial loans and commercial mortgages.

Total deposits of $302.7 million at September 30, 2007 represent a $28.5 million or 10.4% increase from December 31, 2006 total deposits of $274.2 million. The increase was due to a $42.4 million or a 49.6% increase in savings and money market deposits primarily due to the introduction in April of a new savings product offered at a premium rate. The premium rate was lowered in June but balances continued to increase. Offsetting the increase in savings and money market accounts was a decrease in NOW accounts of $14.5 million or 33.1%, the result of a planned withdrawal of funds from an estate account for distribution of its assets. Demand deposits increased $2.5 million while certificates of deposit and IRAs decreased $1.8 million from December 31, 2006. Repurchase agreement balances remained flat at $17.7 million as of September 30, 2007 compared to December 31, 2006.

Long-term borrowings consisting of FHLB borrowings totaled $5.0 million at September 30, 2007 compared to $30.0 million at December 31, 2006. The decrease in borrowings resulted from the payoff of $25.0 million in callable borrowings that were made under the FHLB of Atlanta’s convertible advance program. The remaining $5.0 million, which is also a convertible advance, has an interest rate of 2.85% and an initial call date of March 19, 2009.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5.0 million of variable-rate capital securities to institutional investors. The current rate on these securities is 8.35%.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General. Net income for the nine months ended September 30, 2007 totaled $1.9 million, or $0.46 per basic and $0.45 per diluted share, compared to $2.1 million, or $0.52 per basic and $0.50 per diluted share, for the nine months ended September 30, 2006, a decrease of $231,000 or 10.9%. Net interest income improved by $52,000 or 0.6% for the nine months ended September 30, 2007 compared to the same period in 2006. The provision for credit losses increased $141,000; the result of loan growth for the nine months ended September 30, 2007 compared to the same period in 2006 and increases in risk ratings for several credits. Offsetting improvements in net interest income was an increase in noninterest expense of $443,000.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives as of September 30, 2007. The current cash surrender value of the policies is $3.9 million. The Bank recorded income from the insurance policies for the nine-month period ended September 30, 2007 of $114,000 compared to $101,000 for the same period in 2006 and incurred $121,000 in expense to accrue the retirement benefits for the nine months ended September 30, 2007 compared to $41,000 for the same period in 2006 as two new participants were added to the program in 2007.

Interest Income. Total interest income increased $2.3 million or 15.9% as a result of increased volumes of loans, and federal funds sold and other overnight investments and an increased loan and investment security yields. The yield on the loan portfolio improved to 7.68% for the nine months ended September 30, 2007 from 7.44% for the nine months ended September 30, 2006. The combined yield on federal funds sold and other overnight investments and investment securities available-for-sale also improved increasing to 4.82% for the nine months ended September 30, 2007 compared to 4.40% for the same period in 2006 as federal funds sold and other overnight investments and investment securities available-for-sale volumes and yields both increased.

Interest Expense. Total interest expense increased by $2.2 million or 39.5% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was due to higher interest rates offered on a new premium rate savings product that resulted in average savings deposits rising by over $13.1 million for the nine months ended September 30, 2007 compared to the same period in 2006. Contributing to the increase in total interest expense was the higher cost of money market accounts, certificates of deposit and repurchase agreements. The average rate of interest paid on all interest bearing liabilities was 5.67% for the nine months ended September 30, 2007 compared to 3.08% for the nine months ended September 30, 2006. Interest expense on short-term and long-term borrowings and junior subordinated debentures was $849,000 for the nine months ended September 30, 2007 compared to $882,000 for the nine months ended September 30, 2006, a decrease of $33,000. The decrease was a result of paying off $25.0 million of Federal Home Loan Bank convertible advances that either matured or were called during the nine month period ending September 30, 2007. The cost of the trust preferred offering increased to 8.49% from 8.15% respectively, for the nine month periods ending September 30, 2007 and 2006.

Net Interest Income. Net interest income improved by $52,000 or 0.6% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The improvement was due primarily to an increase in loan and investment yields offset by the higher cost of deposits.

For the nine months ended September 30, 2007, the net interest margin decreased to 3.59% compared to 4.03% for the nine months ended September 30, 2006. The decrease in net interest margin was the result of the higher cost of deposits and increased borrowing costs on the trust preferred offering. The yield on earning assets improved to 6.82% in the first nine months of 2007 from 6.63% in the first nine months of 2006.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $153,000 for the nine months ended September 30, 2007 compared to $12,000 for the same period in 2006. The provision was based on the composition and credit quality of the loan portfolio as of September 30, 2007. Total gross loans grew by $18.4 million for the nine month period ended September 30, 2007. The Bank recorded net charge offs on loans deemed uncollectible of $1,000 for the nine months ended September 30, 2007.

Noninterest Income. Total noninterest income increased by $44,000 or 3.3% to $1.4 million for the nine months ended September 30, 2007 from $1.3 million for the same period in 2006. The increase in noninterest income was due to improved card-based transaction fees offset by lower mortgage banking fees, which were the result of staff shortages in the mortgage banking area. No losses were recorded on the sale of securities for the nine month period ended September 30, 2007 while a $23,000 loss on the sale of securities was recorded for the same period in 2006.

Noninterest Expense. Total noninterest expense increased by $443,000 or 6.6% for the nine months ended September 30, 2007. The increase in total noninterest expense during the first nine months of 2007 compared with the same period in 2006 resulted from a $304,000 increase in personnel expense and a $78,000 increase in occupancy and equipment costs due to the addition of a branch in downtown Annapolis. Contributing to the increase in personnel expense was higher recruiting costs and higher expenses related to deferred compensation expense. Legal expense increased $57,000 due in part to costs associated with preparing new SEC disclosures and for assistance in implementing a new Employee Stock Purchase Plan. Legal expense recognized for the nine month period ended September 30, 2006 included the recovery of $46,000 of expense when several nonperforming loans paid off.

Income Tax Expense. The Company recorded current and deferred income tax expense for the nine-month period ended September 30, 2007 of $1.0 million. This amount includes $922,000 of federal income taxes and $93,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 34.9% for the nine months ended September 30, 2007 versus 36.7% for the nine months ended September 30, 2006.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General. Net income for the three months ended September 30, 2007 totaled $662,000 or $0.16 per basic and diluted share compared to $740,000, or $0.18 per basic and diluted share, for the three months ended September 30, 2006. Net interest income increased by $15,000 or 0.5% for the three months ended September 30, 2007 compared to the same period in 2006, while total noninterest income increased by $35,000 or 7.8%. Total noninterest expense increased $87,000 or 3.8%. The Bank recorded $133,000 in provision for credit losses during the three months ended September 30, 2007.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The cash surrender value of the policies was $3.9 million at September 30, 2007 and $3.8 million at December 31, 2006. The Bank recorded income from the insurance policies of $39,000 for the three-month period ended September 30, 2007 and $35,000 for the same period in 2006 and incurred $41,000 in expense to accrue the retirement benefits for the three months ended September 30, 2007 compared to $14,000 for the same period in 2006 as two new participants were added to the plan in 2007.

Interest Income. Total interest income increased $607,000 or 11.7% as a result of improvements in loan and investment security yields and an increase in investments and federal funds sold volume. The yield on the loan portfolio rose to 7.63% for the three months ended September 30, 2007 from 7.53% for the three months ended September 30, 2006. The yield on the investment security portfolio improved to 4.87% for the three months ended September 30, 2007 compared to 4.61% for the same period in 2006 as a result of an improved mix of investment securities and higher yields on federal funds sold and other overnight investments.

Interest Expense. Total interest expense increased by $592,000 or 26.9% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Interest expense on interest-bearing deposits for the three months ended September 30, 2007 was $2.4 million compared to $1.7 million for the same period in 2006, an increase of $723,000 or 42.0%. This increase was due to the higher cost of savings accounts related to a new premium priced product that increased average savings balances by $26.6 million for the three month period ended September 30, 2007 compared to the same period in 2006. Also contributing to the increase in total interest expense was the higher cost of money market accounts and certificates of deposit. The total cost of interest-bearing liabilities rose to 3.81% for the three months ended September 30, 2007 from 3.35% for the three months ended September 30, 2006. Interest expense on short-term and long-term borrowings and junior subordinated debentures was $145,000 for the three months ended September 30, 2007 compared to $331,000 for the three months ended September 30, 2007, a decrease of $186,000. The decrease was a result of the pay-down of FHLB debt and a reduction in the cost of the junior subordinated debt.

Net Interest Income. Net interest income increased by $15,000 or 0.5% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. For the three months ended September 30, 2007, the net interest margin decreased to 3.51%

compared to 3.85% for the three months ended September 30, 2006. The decrease in net interest margin was the result of a higher cost of funds, which increased to 3.37% from 2.87%.

Provision for Credit Losses. The Bank recorded a provision of $133,000 for credit losses for the three months ended September 30, 2007. No provision was recorded for the same period in 2006. The higher provision reflects the increase in loan balances and changes in the risk ratings on several boat loans. The Bank recorded net recoveries of less than $1,000 compared to net charge offs of $43,000 for the three months ended September 30, 2007 and 2006, respectively.

Noninterest Income. Total noninterest income increased by $35,000 or 7.8% to $485,000 for the three months ended September 30, 2007 from $450,000 for the same period in 2006. The increase in noninterest income was due to increased income on transaction-based deposit fees and card-based fees offset by a decrease in mortgage banking fees.

Noninterest Expense. Total noninterest expense increased by $87,000 or 3.8% for the three months ended September 30, 2007. The increase in noninterest expense resulted from a $91,000 increase in personnel expense primarily due to increased recruiting costs and benefit expenses offset by a decrease in marketing expense as media advertising decreased. Other operating expenses increased $36,000 for the three month period ended September 30, 2007 compared to the same period in 2006, the result of costs associated with increased debit card losses due to identity theft and increased police coverage in the branches.

Income Tax Expense. The Company recorded current and deferred income tax expense for the three-month period ended September 30, 2007 of $291,000. This amount includes $269,000 of federal income taxes and $22,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 30.5% for the three months ended September 30, 2007 versus 34.1% for the three months ended September 30, 2006.

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

The Company’s major source of liquidity is its deposit base. At September 30, 2007, total deposits were $302.7 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $202.0 million or 66.7% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, as well as investment securities available-for-sale and investment securities with maturities less than one year. At September 30, 2007, federal funds sold and other overnight investments totaled $12.0 million while investment securities available-for-sale totaled $83.1 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at up to 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At September 30, 2007, the Company had a $143.0 million credit limit with the FHLB with advances outstanding of $5.0 million. The Company had collateral sufficient to borrow up to $59.9 million of the remaining $138.0 million from the FHLB. Additionally, at September 30, 2007, the Bank had available credit with its correspondent banks of $15.5 million.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On March 26, 2003, Statutory Trust I, a Connecticut business trust formed, funded and wholly owned by the Company, issued $5.0 million of variable-rate capital securities to institutional investors in a private pooled transaction. The variable rate securities adjust quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 8.35%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as Guaranteed preferred beneficial interests in junior subordinated debentures. The sole asset of Statutory Trust I is the $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five-year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the nine months ended September 30, 2007 totaled $322,000 compared to $309,000 for the same period of 2006.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the nine months ended September 30, 2007 and 2006 totaled $12,000.

Capital Resources

Total stockholders’ equity was $26.1 million at September 30, 2007, representing an increase of $1.9 million or 8.03% from December 31, 2006. The growth of stockholders’ equity in the first nine months of 2007 was primarily attributable to the $1.9 million increase in retained earnings of the Company, a reduction in the unrealized loss on investment securities available for sale of $758,000, stock related transactions of $37,000, offset by repurchases of common stock totaling $751,000.

No dividends were paid for the nine months ended September 30, 2007 or the nine months ended September 30, 2006.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	September 30, 2007	December 31, 2006	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.6%	12.7%	4.0%
Total Capital	13.5%	13.6%	8.0%
Tier 1 Leverage Ratio	8.7%	8.9%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of September 30, 2007, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under applicable regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of the Company’s common stock purchased by or on behalf of the Company during the three months ended September 30, 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July 1 – 31, 2007	—	—	—
August 1 – 31, 2007	—	—	—
September 1 – 30, 2007	88,573	$8.34	88,573	114,839

Total	88,573	$8.34	88,573	114,839

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

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibits
3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Annapolis Bancorp, Inc.**

3.3	Articles of Incorporation of BankAnnapolis***

3.4	Bylaws of BankAnnapolis***

4.0	Stock Certificate of Annapolis Bancorp, Inc.*

10.1	Annapolis Bancorp, Inc. Employee Stock Option Plan*

10.2	Annapolis Bancorp, Inc. 2006 Stock Incentive Plan****

10.3	Form of Stock Option Award Agreement****

10.4	Form of Restricted Share Award Agreement****

10.5	Form of Deferral Election Agreement for Deferred Share Units****

31.1	Certification Pursuant To Sarbanes-Oxley Act of 2002 Section 302

31.2	Certification Pursuant To Sarbanes-Oxley Act of 2002 Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350

32.2	Certification Pursuant To 18 U.S.C. Section 1350

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, originally filed with the Securities and Exchange Commission on March 23, 1997.
**	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 23, 2007.
***	Incorporated by reference to the Company’s Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.
****	Incorporated by reference to the Company’s Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on November 8, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: November 9, 2007	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: November 9, 2007	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer