Form 10KSB
period 2007-12-31
ANNAPOLIS BANCORP INC
filed 2008-03-27
CIK 1041429

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

Annual report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes:  ☒    No:  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

Issuer’s revenues for its fiscal year ended December 31, 2007 were $24,295,622.

The aggregate market value of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $14,518,006 and is based upon the last sales price as quoted on The NASDAQ Stock Market for March 1, 2008.

The Registrant had 4,015,254 shares of Common Stock outstanding as of March 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-KSB.

PORTIONS OF THE PROXY STATEMENT FOR THE 2008 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

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

The information relating to the description of business of the Company is incorporated herein by reference to page 25 of the Company’s 2007 Annual Report to Shareholders.

ITEM 2.	DESCRIPTION OF PROPERTY

The executive offices of the Company and BankAnnapolis (the “Bank”) are located at 1000 Bestgate Road, Suite 400, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 2007:

	Leased/ Owned	Original Year Leased or Location Acquired	Year of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2007 ($000)
Administration (3), (4)	Owned	2001	N/A	$4,680
Bestgate	Owned	2001	N/A	1,338
Edgewater	Land Leased	1996	2016(1)	305
Cape St. Claire	Leased	1995	2010(1)	38
Kent Island	Leased	1990	2023(1)	1,672
Severna Park	Leased	1996	2013(2)	18
BayWoods	Leased	2003	2013(2)	8
Market House	Leased	2006	2011(1)	106

(1)	These leases may be extended at the option of the Company for periods ranging from one to twenty years.
(2)	Renewal options were exercised subsequent to December 31, 2007, extending the leases for five years until 2013.
(3)	The Company owns an undeveloped piece of property in Odenton, Maryland for future branch expansion.
(4)	The Company has signed a lease agreement for space in the Annapolis Towne Centre at Parole, a development still under construction. The Company expects to open a branch location in the Centre by the end of 2008.

On July 1, 2001, the Bank entered into a three year lease for the second floor space of the Bank’s headquarters building with Heim and Associates, P.A., now HeimLantz Professional Corporation, an accounting firm whose President is a director of the Company and the Bank. The current lease rate is $188 thousand per annum with the initial lease rate set at the inception of the lease in 2001 based on market rates at that time as determined by an independent commercial real estate services firm not affiliated with the Company or the Bank. The initial lease term of 3 years expired in June 30, 2005. The lease is now in the second year of the second renewal option of 2 years. There is one 1 year renewal option remaining.

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

Information relating to the market for the Company’s common stock and related stockholder matters appears on page 18, of the Company’s 2007 Annual Report to Stockholders under Market Value and Dividend Information and is incorporated herein by reference.

Information relating to the Company’s Employee Stock Purchase Plan appears on page 34, of the Company’s 2007 Annual Report to Stockholders under Note 13 to the Financial Statements and is incorporated herein by reference.

The following table provides information about shares of the Company’s common stock purchased by or on behalf of the Company during the three months ended December 31, 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1-31, 2007	—	—	—	104,744
November 1-30, 2007	8,916	$7.40	8,916	100,828
December 1-31, 2007	—	—	—	100,828

Total	8,916	$7.40	8,916	100,828

(1)

All shares were purchased under our repurchase plan that was adopted on February 16, 2007 and was publicly announced on February 20, 2007. On February 15, 2008 the repurchase plan was amended to increase the authorized number of shares to be repurchased from 200,000 to 300,000 shares of common stock in open market and/or private transactions. The plan provides that the price at which the shares are purchased may not be less than the fair market value of a share of common stock as listed or quoted on The NASDAQ Stock Market® on the date of purchase.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The above-captioned information appears on pages 1 through 18 of the Company’s 2007 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.	FINANCIAL STATEMENTS

The Consolidated Financial Statements of Annapolis Bancorp, Inc. and its subsidiaries, together with the report thereon by Stegman & Company, the Company’s Independent Registered Public Accounting Firm, for the year ended December 31, 2007, appear in the Company’s 2007 Annual Report to Stockholders on pages 20 through 41 and are incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Disclosure Controls

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

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), is included in our 2007 Financial Report under the heading Management’s Report on Internal Control Over Financial Reporting, which appears on page 19 of the Company’s 2007 Annual Report to Stockholders and is incorporated by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information relating to directors, officers, promoters and control persons and regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2008 at pages 3 through 4, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year (“Proxy Statement”).

Executive Officers of the Registrant

The information relating to directors and named executive officers of the Registrant is incorporated herein by reference to the Registrant’s Proxy Statement at pages 3 through 8. In addition, information concerning Executive Officers who are not directors is set forth below:

Name	Age at 12/31/07	Position with the Company and Bank and Past Five Years Experience
Rita D. Demma	60	Secretary of the Company and the Bank. Ms. Demma has been an officer of the Bank since 2000. Ms. Demma held a similar position from 1996 through 2000 with the University of Maryland Medical Center prior to joining the Company.

Margaret Theiss Faison	49	Chief Financial Officer and Treasurer of the Company and Senior Vice President, Chief Financial Officer and Treasurer of the Bank. Prior to joining the Company in 1999, Ms. Faison was Senior Vice President and Chief Financial Officer of Sterling Bank & Trust Co. of Baltimore from 1997 until 1999. Ms. Faison was previously Vice President and Chief Financial Officer with Mellon Bank (MD).

Patsy J. Houck	45	Senior Vice President and Chief of Operations for the Bank. Prior to joining the Company in 1999, Ms. Houck was Vice President and Manager of Operations and Administration for Mellon Bank (MD).

Robert E. Kendrick, III	62	Senior Vice President and Chief Credit Officer of the Bank. Prior to joining the Bank in 1999, Mr. Kendrick held similar positions from 1967 through 1999 with Citizens National Bank of Laurel, Bank of Maryland, Sterling Bank & Trust Co. of Baltimore and NationsBank.

Ronald M. Voigt	41	Senior Vice President and Chief Business Development Officer of the Bank. Prior to joining the Bank in July 2007, Mr. Voigt was with Bank of America from 1989 to 2007 most recently as Senior Vice President and Market Credit Officer for the Annapolis, Eastern Shore and Baltimore Market.

Code of Ethics

On June 20, 2003, the Company’s Board of Directors adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. On February 15, 2008 the Company’s Board of Director’s reaffirmed the code of ethics. That Code of Ethics for the Principal Executive Officer and the Senior Financial Officer has been posted on the Company’s internet website at www.bankannapolis.com.

Audit Committee

The information relating to the Company’s Audit Committee is incorporated herein by reference to the Company’s Proxy Statement at page 7.

ITEM 10.	EXECUTIVE COMPENSATION

The information relating to director and executive compensation is incorporated herein by reference to the Company’s Proxy Statement at pages 9 through 12.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company’s Proxy Statement at pages 3 though 4.

The Equity Compensation Plan Information appears in the Company’s Proxy Statement on pages 12 through 13 and is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement on page 13 and is incorporated herein by reference.

ITEM 13.	EXHIBITS

Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Annapolis Bancorp, Inc.******

3.3	Articles of Incorporation of BankAnnapolis**

3.4	Bylaws of BankAnnapolis**

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

10.1	Annapolis National Bancorp, Inc. Employee Stock Option Plan*+

10.2	Annapolis National Bancorp, Inc. 2000 Employee Stock Option Plan**

10.3	Annapolis Bancorp, Inc. 2006 Stock Incentive Plan****

10.4	Form of Restricted Share Award Agreement****

10.5	Form of Deferral Election Agreement for Deferred Share Units****

10.6	Annapolis Bancorp, Inc. 2007 Employee Stock Purchase Plan *****

11.0	Computation of earnings per share (filed herewith)

13.0	Portions of 2007 Annual Report to Stockholders (filed herewith)

14.0	Code of Ethics***

21.0	Subsidiary information is incorporated herein by reference to Part I – “Subsidiaries”

23.0	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification Pursuant to Sarbanes-Oxley Section 302 (filed herewith)

31.2	Certification Pursuant to Sarbanes-Oxley Section 302 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

+	Management contract or compensatory plan or arrangement.
*	Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on June 23, 1997 and any Amendments thereto, Registration No. 333-29841.
**	Incorporated herein by reference to the Exhibits to Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, Commission File Number 0-22961, filed with the Securities and Exchange Commission on March 28, 2001.
***	Incorporated herein by reference to the Annual Report on Form 10-KSB for fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 25, 2004.
****	Incorporated by reference to the Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on August 8, 2006.
*****	Incorporated by reference to the Registration Statement on Form S-8, Commission File Number 333-143943, filed with the Securities and Exchange Commission on June 21, 2007.
******	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 22, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The information relating to the principal accountant fees and services is incorporated herein by reference to the Company’s Proxy Statement on page 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANNAPOLIS BANCORP, INC.

By:	/s/ Richard M. Lerner
Richard M. Lerner
Chairman and CEO

Date:	March 26, 2008

By:	/s/ Margaret Theiss Faison
Margaret Theiss Faison Chief Financial Officer

Date:	March 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates stated.

NAME	Title	Date

/s/ Richard M. Lerner	Chairman, Chief Executive Officer and Director (principal executive officer)	March 26, 2008
Richard M. Lerner

/s/ Margaret Theiss Faison	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 26, 2008
Margaret Theiss Faison

/s/ Walter L. Bennett, IV	Director	March 26, 2008
Walter L. Bennett, IV

/s/ Clyde E. Culp, III	Director	March 26, 2008
Clyde E. Culp, III

/s/ Kendel S. Ehrlich	Director	March 26, 2008
Kendel S. Ehrlich

/s/ F. Carter Heim	Director	March 26, 2008
F. Carter Heim

/s/ Stanley J. Klos, Jr.	Director	March 26, 2008
Stanley J. Klos, Jr.

/s/ Lawrence E. Lerner	Director	March 26, 2008
Lawrence E. Lerner

/s/ Lawrence W. Schwartz	Director	March 26, 2008
Lawrence W. Schwartz

/s/ Ermis Sfakiyanudis	Director	March 26, 2008
Ermis Sfakiyanudis

/s/ Clifford T. Solomon	Director	March 26, 2008
Clifford T. Solomon