Form 10-Q
period 2008-03-31
ANNAPOLIS BANCORP INC
filed 2008-05-09
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-22961

ANNAPOLIS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1595772
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Bestgate Road, Annapolis, Maryland 21401

(Address of principal executive offices)

(410) 224-4455

(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At May 1, 2008, the Registrant had 3,832,882 shares of common stock outstanding.

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements
Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	1
Consolidated Statements of Income for the Three Month Periods Ended March 31, 2008 and 2007 (unaudited)	2
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Three Month Periods Ended March 31, 2008 and 2007 (unaudited)	3
Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2008 and 2007 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5-10
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10-19
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	19
Item 4 – Controls and Procedures	19
Item 4T – Controls and Procedures	19-20

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	20

Item 1A – Risk Factors	20

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3 – Defaults Upon Senior Securities	20

Item 4 – Submission of Matters to a Vote of Security Holders	21

Item 5 – Other Information	21

Item 6 – Exhibits	21

SIGNATURES	22
CERTIFICATIONS	23-27

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Annapolis Bancorp, Inc. (the “Company”), its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, including but not limited to: changes in interest rates, deposit flows, cost of funds and demand for financial services; general economic conditions; legislative and regulatory changes; changes in tax policies, rates and regulations of federal, state and local tax authorities; and changes in accounting principles, policies and guidelines. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in the Company’s filings with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of March 31, 2008 and December 31, 2007

(in thousands)

	(Unaudited) March 31, 2008	(Audited) December 31, 2007
Assets
Cash and due from banks	$9,045	$5,411
Interest-bearing deposits with banks	30,000	11,500
Federal funds sold and other overnight investments	9,681	1,588
Investment securities available for sale, at fair value	75,836	83,123
Loans, less allowance for credit losses of $2,404 and $2,283	242,144	243,905
Premises and equipment, net	9,146	9,179
Accrued interest receivable	1,554	1,794
Deferred income taxes	637	836
Investment in bank owned life insurance	3,966	3,927
Other assets	686	616

Total assets	$382,695	$361,879

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$38,471	$38,075
Interest-bearing	249,279	253,514

Total deposits	287,750	291,589

Securities sold under agreements to repurchase	15,934	13,337
Short-term borrowings	—	4,170
Long-term borrowings	45,000	20,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	1,562	931

Total liabilities	355,246	335,027

Stockholders’ Equity
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,986,882 shares at March 31, 2008 and 4,014,928 at December 31, 2007	40	40
Paid in capital	12,394	12,589
Retained earnings	14,615	14,233
Accumulated other comprehensive income (loss)	400	(10)

Total stockholders’ equity	27,449	26,852

Total liabilities and stockholders’ equity	$382,695	$361,879

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

for the Three Month Periods Ended March 31, 2008 and 2007

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months Ended March 31 ,
	2008	2007
Interest income:
Loans	$4,457	$4,275
Investment securities	965	926
Interest bearing deposits with banks	107	—
Federal funds sold and other overnight investments	106	158

Total interest income	5,635	5,359

Interest expense:
Interest-bearing deposits	2,046	1,902
Securities sold under agreements to repurchase	96	108
Long-term borrowings	268	313
Junior subordinated debentures	99	107

Total interest expense	2,509	2,430

Net interest income	3,126	2,929
Provision for credit losses	121	10

Net interest income after provision for credit losses	3,005	2,919

Noninterest income
Service charges and fees	293	264
Mortgage banking fees	18	16
Other fee income	123	125

Total noninterest income	434	405

Noninterest expense
Personnel	1,554	1,390
Occupancy and equipment	319	308
Data processing	203	194
Marketing	97	137
Other operating expenses	447	356

Total noninterest expense	2,620	2,385

Income before income taxes	819	939
Income tax expense	294	336

Net income	$525	$603

Basic Earnings Per Share	$0.13	$0.15

Average Shares Outstanding before the effect of Options	4,011,150	4,101,893

Diluted Earnings Per Share	$0.13	$0.14

Average Shares Outstanding with the effect of Options	4,114,689	4,229,611

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Income

for the Three Month Periods Ended March 31, 2008 and 2007

(unaudited)

(dollars in thousands)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total	Comprehensive Income

	Shares	Par Value
Balance, January 1, 2008	4,014,928	$40	$12,589	$14,233	$(10)	$26,852
Net income	—	—	—	525	—	525	$525
Change in accounting principle for split dollar life insurance				(143)		(143)
Stock-based compensation	—	—	14	—	—	14
Employee stock purchase plan	454		3			3
Stock repurchased	(28,500)		(212)			(212)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	—	410	410	410

Balances, March 31, 2008	3,986,882	$40	$12,394	$14,615	$400	$27,449	$935

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Gain ( Loss)	Total	Comprehensive Income

	Shares	Par Value
Balance, January 1, 2007	4,101,893	$41	$13,309	$11,809	$(1,038)	$24,121
Net income	—	—	—	603	—	603	$603
Stock-based compensation	—	—	23	—	—	23
Unrealized gain on investment securities available for sale, net of tax	—	—	—	—	261	261	261

Balances, March 31, 2007	4,101,893	$41	$13,332	$12,412	$(777)	$25,008	$864

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Three Month Periods Ended March 31, 2008 and 2007

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$525	$603
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(68)	79
Depreciation and amortization of furniture, equipment and leasehold improvements	131	129
Amortization of premiums and accretions of discounts, net	5	9
Provision for credit losses	121	10
Net (charge-offs) recoveries on loans	—	(8)
Stock based compensation	14	23
Decrease (increase) in:
Accrued interest receivable	240	83
Cash surrender value of bank-owned life insurance	(39)	(36)
Other assets	(72)	(86)
Increase (decrease) in:
Accrued interest payable	(1)	43
Other liabilities	489	283

Net cash provided by operating activities	1,345	1,132

Cash flows from investing activities
Net decrease (increase) in loans	1,640	(7,184)
Purchase of investment securities - available-for-sale	(20,056)	(3,529)
Proceeds from maturity of securities and principal repayments	28,016	6,176
Purchase of interest bearing deposits with banks	(18,500)	—
Net (increase) decrease in federal funds sold and other overnight investments	(8,093)	10,186
Purchase of premises and equipment, net of disposals	(97)	(265)

Net cash (used in) provided by investing activities	(17,090)	5,384

Cash flows from financing activities
Net (decrease) increase in deposits	(3,839)	310
Net increase (decrease) in securities sold under agreements to repurchase	2,597	(6,446)
Proceeds from issuance of common stock	3	—
Stock repurchased	(212)	—
Repayment of short-term borrowings	(4,170)	—
Proceeds from long-term borrowings	25,000	—

Net cash provided by (used in) financing activities	19,379	(6,136)

Net increase in cash	3,634	380
Cash and cash equivalents, beginning of period	5,411	5,705

Cash and cash equivalents, end of period	$9,045	$6,085

Supplemental cash flow information
Interest paid, including interest credited to accounts	$2,512	$2,395
Income taxes paid	$352	$89

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three Month Periods Ended March 31, 2008 and 2007

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2007, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2008.

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

Note C – Stock Based Compensation

Stock based-compensation expense recognized in the three month periods ended March 31, 2008 and 2007 was $14,000 and $23,000, respectively. Stock-based compensation expense recognized in the consolidated statement of income for the first quarter of 2008 and 2007 reflects estimated forfeitures

During the first quarter of 2008 and 2007, there were no options granted to employees or directors of the Company or Bank. During the first quarter of 2008, non-employee directors of the Bank were awarded a total of 7,150 shares of restricted stock at a market value of $7.69 per share in lieu of an annual retainer. The restricted shares vest on January 18, 2009.

Stock option activity for the three months ended March 31, 2008 and 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	245,108	$4.68
Grants	—	—
Exercised	—	—
Forfeitures	—	—

Outstanding as of March 31, 2008	245,108	$4.68

Exercisable at March 31, 2008	206,149	$3.87	4.01	$775,000

Outstanding at January 1, 2007	253,465	$4.65
Grants	—	—
Exercised	—	—
Forfeitures	5,000	9.32

Outstanding as of March 31, 2007	248,465	$4.55

Exercisable at March 31, 2007	194,513	$3.54	4.68	$1,150,000

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between the closing stock price of $7.46 on March 31, 2008 and $9.45 on March 30, 2007, the last trading day in the first quarter, and the exercise price for those in-the-money options multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s stock. There were no options exercised in the first quarter of 2008 or 2007. Total intrinsic value of options vested was $775,000 as of March 31, 2008 and $1,150,000 as of March 31, 2007.

As of March 31, 2008, $49,000 of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 1.31 years. As of March 31, 2008, $158,205 of total unrecognized compensation costs related to unvested restricted shares is expected to be recognized over a weighted average period of 2.80 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended March 31,
	2008	2007
Net income	$525	$603

Average shares outstanding	4,011	4,102
Basic Earnings Per Share	$0.13	$0.15

Net income	$525	$603
Average shares outstanding before the effect of options	4,011	4,102

Effect of options	104	129
Average shares outstanding including options	4,115	4,230
Diluted Earnings Per Share	$0.13	$0.14

Basic earnings per share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock grants. For each of the three months ended March 31, 2008 and 2007, 76,121 and zero shares of common stock, respectively, attributable to outstanding stock options were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

Note E – Change in Accounting Principle

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, “ Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and thus the entity must record compensation cost and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. The effects of the guidance have been applied as a change in accounting principle through a cumulative-effect adjustment to the Company’s retained earnings of $142,952.

Note F – Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs – Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Investment securities available for sale is the only balance sheet category the Company is required by generally accepted accounting principles to account for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(in thousands)	Fair Value March 31, 2008	Fair Value Measurements at March 31, 2008 Using			Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Available for Sale Securities	$75,836	$—	$75,836	$—	$—	$—

Total Assets Measured at Fair Value	$75,836	$—	$75,836	$—	$—	$—

Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

Note G – New Accounting Pronouncements

SFAS 141(R), “Business Combinations (Revised). SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later dater when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition–related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 121. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” contingencies are to be recognized at fair value unless it is a non-contractual contingency that is likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not yet determined the effect that the application of SFAS No. 161 will have on our consolidated financial statements.

SEC Staff Accounting Bulletins

SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 on January 1, 2008 did not significantly impact the Company’s consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

Significant accounting policies followed by the Company are presented in Note 1 to the Company’s 2007 consolidated financial statements which can be found on the Company’s Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The calculation of the allowance is based, in part, upon historical loss factors, as adjusted, for the major loan categories based upon adjusted historical loss experience over the prior eight quarters. The factors used to adjust the historical loss experience address various risk characteristics of the Bank’s loan portfolio including (1) trends in delinquencies and other nonperforming loans, (2) results of independent loan reviews, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Bank’s credit administration and loan portfolio management processes, (7) changes in the experience, ability and depth of lending management and staff, (8) the effect of the rapid escalation in real estate prices in 2003 through 2005 and subsequent decline of local real estate values on the level of potential credit losses in the Bank’s portfolio and (9) the impact of unresolved collateral and documentation exceptions on the potential credit losses in the Bank’s portfolio.

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

Activity in the allowance for credit losses for the three months ended March 31, 2008 and 2007 is shown below:

(Dollars in thousands)	2008	2007
Total loans outstanding - at March 31	$244,548	$228,954
Average loans outstanding year-to-date	245,958	224,839

Allowance for credit losses at beginning of period	$2,283	$1,976

Provision charged to expense	121	10

Chargeoffs:
Commercial loans	4	—
Consumer and other loans	—	11

Total	4	11

Recoveries:
Commercial loans	—	—
Consumer and other loans	4	3

Total	4	3

Net chargeoffs	—	8

Allowance for credit losses at end of year	$2,404	$1,978

Allowance for credit losses as a percent of total loans	0.98%	0.86%
Net chargeoffs (recoveries) as a percent of average loans	0.00%	0.00%

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, loans with repossessed collateral and other real estate owned, totaled $1.7 million at March 31, 2008, compared to $1.1 million at December 31, 2007. The percentage of nonperforming loans to total loans was 0.71% at March 31, 2008, compared to 0.44% at December 31, 2007.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets at March 31, 2008 were $382.7 million, an increase of $20.8 million or 5.8% from total assets at December 31, 2007 of $361.9 million. The increase in total assets was due to taking advantage of favorable Federal Home Loan Bank advance rates by increasing outstanding long-term borrowings by $25.0 million or 125.0%. The excess liquidity derived from the advances was invested in short-term certificates of deposit resulting in an increase in interest-bearing deposits with banks. Investment securities available for sale decreased $7.3 million as numerous Federal Home Loan Bank Notes were called and not immediately replaced.

Loans net of the allowance for credit losses at March 31, 2008 were $242.1 million, down $1.8 million from $243.9 million at December 31, 2007, a decrease of 0.72%. The decrease resulted from net reductions of $2.3 million in real estate loans, $487 thousand in commercial loans and $480 thousand in installment and consumer loans offset by an increase of $1.6 million in construction loans.

The allowance for credit losses increased $121,000 rising to $2.4 million at March 31, 2008 compared to $2.3 million at December 31, 2007. The increase in the allowance is attributed to the addition of a provision for credit losses of $121,000. The Company recorded charge-offs of $4 thousand for the quarter and received recoveries of slightly over $4 thousand for the quarter ended March 31, 2008. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At March 31, 2008 and December 31, 2007, the allowance for credit losses to total loans was 0.98% and 0.93%, respectively. Nonperforming assets as of March 31, 2008 and December 31, 2007 were $1.7 million and $1.1 million, respectively.

Deposits of $287.8 million at March 31, 2008 represent a decrease of $3.8 million or 1.3% from December 31, 2007 deposits of $291.6 million. The decrease was primarily the result of allowing $8.0 million in high cost brokered deposits to runoff without replacement. Money market account balances decreased $9.7 million or 11.3% while savings deposits principally made up of the Company’s Superior Savings product increased $9.4 million. Certificates of deposit excluding the brokered certificates of deposit increased $4.5 million or 5.3%.

Long-term borrowings consisting of Federal Home Loan Bank (“FHLB”) borrowings totaled $45.0 million at March 31, 2008 compared to $20.0 million at December 31, 2007. All $45.0 million in borrowings were made under the FHLB of Atlanta’s convertible advance program with an average remaining life of 4.38 years to maturity and 0.75 years to the first call date. The borrowings have a weighted average interest rate of 2.96%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 5.76%. The capital securities are scheduled to mature on March 26, 2033. The capital securities are callable beginning March 26, 2008 and quarterly thereafter.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007.

General. Net income for the three months ended March 31, 2008 totaled $525,000, or $0.13 per basic and $0.13 per diluted share, compared to $603,000, or $0.15 per basic and $0.14 per diluted share, for the three months ended March 31, 2007. Net interest income improved by $197,000 or 6.7% for the three months ended March 31, 2008 compared to the same in period in 2007 and noninterest income improved by $29,000, a 7.2% increase. Noninterest expense increased $235,000 or 9.9%. The Bank recorded $121,000 in provision for credit losses during the three months ended March 31, 2008, compared to $10,000 in provision for credit losses during the same period in 2007.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The cash surrender value of the policies was $3.9 million at March 31, 2008 and December 31, 2007. The Bank recorded income from the insurance policies for the three-month period ended March 31, 2008 of $39,000 compared to $36,000 for the same period in 2007 and incurred $51,000 in expense to accrue the retirement benefits for the three months ended March 31, 2008 compared to $36,000 for the same period in 2007. During the first quarter of 2008 the Company adopted EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” as a change in accounting principle through a cumulative effect adjustment to retained earnings of $142,952. The adjustment increased the return on average equity from 7.66% for the three months ended March 31, 2008 before the application of the change in accounting principle to 7.70% for the three months ended March 31, 2008 after the change in accounting principle was applied.

Interest Income. Interest income increased $276,000 or 5.2% for the quarter ended March 31, 2008 compared to the same quarter in 2007 as a result of an increase in average loan balances of $21.1 million for the three months ended March 31, 2008 over average loan balances for the three months ended March 31, 2007 offset by a drop in loan yield due to Federal Reserve interest rate reductions. The yield on the loan portfolio fell to 7.29% for the three months ended March 31, 2008 from 7.71% for the three months ended March 31, 2007. Income on the investment portfolio increased $39,000 for the quarter ended March 31, 2009 compared to the same period in 2007 despite a reduction of $808,000 in average balances as the yield on the investment portfolio improved to 4.90% for the three months ended March 31, 2008 compared to 4.63% for the same period in 2007 as new investments were added at higher yields.

Interest Expense. Interest expense increased by $79,000 or 3.3% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as average interest-bearing deposit balances rose $23.9 million. Interest expense on interest-bearing deposits for the quarter ending March 31, 2008 was $2.0 million compared to $1.9 million for the same period in 2007, a 7.6% increase. This increase was due to higher average deposit levels offset by lower interest rates paid on deposits as the cost of interest bearing deposits dropped to 3.29% from 3.41%. A decrease in the cost of the Company’s indexed money market account from 4.10% to 3.05% was offset by an increase in the Company’s cost of savings accounts due to the introduction in the second quarter of 2007 of the Superior Savings account, a premium priced savings account. The total cost of interest-bearing liabilities decreased for the quarter ended March 31, 2008 to 3.32% from 3.62% for the quarter ended March 31, 2007. The Company’s overall cost of funds decreased to 2.96% from 3.17% for the same periods. Interest expense on long-term borrowings and junior subordinated debentures was $367,000 for the three months ended March 31, 2008 compared to $420,000 for the three months ended March 31, 2007, a decrease of $53,000 or 12.6%. The decrease was due to reductions in interest rates paid as the average balance level of borrowings increased $4.1 million for the three months ended March 31, 2008 compared to the same period in 2007 due to the additional Federal Home Loan Bank advances.

Net Interest Income. Net interest income is the difference between interest income and interest expense and is generally affected by increases or decreases in the amount of outstanding interest-earning assets and interest-bearing liabilities (volume variance). This volume variance coupled with changes in interest rates on these same assets and liabilities (rate variance) equates to the total change in net interest income in any given period.

The table below sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Rate/Volume Analysis

(Dollars in thousands)	Quarter Ended March 31, 2008 vs. 2007
	Increase or (Decrease)	Due to Change in
		Volume	Rate	Rate/ Volume
Interest income on:
Loans	$182	$406	$(201)	$(23)
Investment securities	39	(9)	49	(1)
Interest bearing deposits in other banks	107	107	—	—
Federal funds sold and other overnight investments	(52)	34	(71)	(15)

Total interest income	276	538	(223)	(39)

Interest expense on:
NOW accounts	(5)	(4)	(1)	—
Money market accounts	(129)	77	(186)	(20)
Savings accounts	318	31	89	198
Certificates of deposit	(40)	(81)	43	(2)
Repurchase agreements	(12)	34	(35)	(11)
Long-term borrowing	(45)	43	(78)	(10)
Junior subordinated debt	(8)	—	(8)	—

Total interest expense	79	100	(176)	155

Net interest income	$197	$438	$(47)	$(194)

Consolidated Average Balances, Yields and Rates

(Balances in thousands)	Three Month Periods Ended
	March 31, 2008			March 31, 2007
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest Earning Assets
Federal funds sold and other overnight investments	$9,730	$106	4.38%	$12,101	$158	5.30%
Interest bearing deposits in other banks	15,397	107	2.80%	—	—	—
Investment securities	79,245	965	4.90%	80,053	926	4.63%
Loans	245,958	4,457	7.29%	224,839	4,275	7.71%

Total interest earning assets	350,330	5,635	6.47%	316,993	5,359	6.86%
Noninterest Earning Assets
Cash and due from banks	6,009			5,193
Other assets	13,660			16,329

Total Assets	$369,999			$338,515

Liabilities and Stockholders’ Equity
Interest Bearing Deposits
NOW accounts	$27,151	$13	0.19%	$35,583	$18	0.21%
Money market accounts	80,558	610	3.05%	73,066	739	4.10%
Savings accounts	46,783	332	2.85%	14,663	14	0.39%
Certificates of deposit	95,454	1,091	4.60%	102,686	1,131	4.47%
Repurchase agreements	14,898	96	2.59%	11,333	108	3.86%
Long-term borrowings	34,139	268	3.11%	30,000	313	4.17%
Junior subordinated debt	5,000	99	7.83%	5,000	107	8.56%

Total interest bearing liabilities	303,983	2,509	3.32%	272,331	2,430	3.62%

Noninterest Bearing Liabilities
Demand deposit accounts	37,324			38,464
Other liabilities	1,233			3,227
Stockholders’ Equity	27,459			24,493

Total Liabilities and Stockholders’ Equity	$369,999			$338,515

Interest rate spread			3.15%			3.24%
Ratio of interest earning assets to interest bearing liabilities			115.25%			116.40%
Net interest income and net interest margin		$3,126	3.59%		$2,929	3.75%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.

Net interest income improved by $197,000 or 6.7% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The improvement was due primarily to an increase in volume of real estate loans aided by improved yields on investments offset by an increase in interest expense on deposits.

For the three months ended March 31, 2008, the net interest margin decreased to 3.59% compared to 3.75% for the three months ended March 31, 2007, with the interest rate spread for the same period falling from 3.24% to 3.15%. The decrease in net interest margin was the result of a drop in the yield on interest earning assets. The cost of funds for the same period decreased to 2.96% from 3.17% principally due to the decreased cost of money market accounts and repurchase agreement accounts.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $121,000 for the three months ended March 31, 2008 compared to $10,000 for the same period in 2007. The increase in provision was due to applying the factor changes made as the result of the Company’s annual evaluation of the qualitative factors in the Company’s methodology for calculating the provision for credit losses. The changes were primarily related to the Company’s consumer loan portfolio which includes boat loans. The Bank recorded net recoveries of less than $1 thousand for the quarter ended March 31, 2008 compared to net recoveries of $8,000 for the three months ended March 31, 2007.

Noninterest Income. Noninterest income increased by $29,000 or 7.2% to $434,000 for the three months ended March 31, 2008 from $405,000 for the same period of 2007. The improvement in noninterest income was due to increased income from deposit transaction fees and VISA check card fees.

Noninterest Expense. Noninterest expense increased by $235,000 or 9.9% for the three months ended March 31, 2008 compared to the same quarter in 2007. The increase in noninterest expense was due to increased compensation costs of $164,000, professional fees of $45,000 and telephone expense of $15,000. Personnel expense increased $164,000 for the quarter ended March 31, 2008 compared to the same quarter in 2007 with $144,000 related to salary and benefits associated with the addition of several account officers and support staff in the Company’s business development area and annual merit increases for other staff members. Expenses associated with bank owned life insurance increased $15,000 for the quarter and training expense increased by $5,000. The increase in other operating expenses of $91,000 included an increase of $20,000 in consulting expense related to a branch feasibility study; $17,000 in legal expenses associated with annual report preparation, the Company’s share repurchase program and loan collection costs; $8,000 in audit and accounting fees associated with increased internal audit support and Sarbanes-Oxley Act of 2002 Section 404 implementation and an increase in telephone expense of $15,000 due to implementation costs of switching to a different line provider that will ultimately improve data security and enhance the Company’s business continuity plan.

Income Tax Expense. The Company recorded current income tax expense for the three-month period ended March 31, 2007 of $294,000. This amount includes $283,000 of federal income taxes and $11,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 35.8% for the three months ended March 31, 2008 versus 35.8% for the three months ended March 31, 2007.

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

The Company’s major source of liquidity is its deposit base. At March 31, 2008, total deposits were $287.7 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $195.9 million or 68.1% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest-bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2008, interest-bearing deposits with banks, federal funds sold and other overnight investments totaled $39.7 million while investment securities available-for-sale totaled $75.8 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at up to 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At March 31, 2008 the Company had a $153.1 million credit limit with the FHLB with advances outstanding of $45.0 million. The Company had collateral sufficient to borrow up to $19.9 million of the remaining $108.1 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $15.5 million.

Capital Resources

Total stockholders’ equity was $27.4 million at March 31, 2008, representing an increase of $597,000 or 2.2% from December 31, 2007. The growth of stockholders’ equity in the first three months of 2008 as compared to the same period in 2007 was primarily attributable to the earnings of the Company in the amount of $525,000, stock-based compensation of $14,000, and an improvement in accumulated other comprehensive income of $410,000 resulting from improved market values of securities available-for-sale. Offsetting these increases was the effect of applying the cumulative effect of a change in accounting principles related to Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements totaling $143,000

No dividends were paid for the three months ended March 31, 2008 or March 31, 2007.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.
	March 31, 2008	December 31, 2007	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.3%	12.5%	4.0%
Total Capital	13.3%	13.4%	8.0%
Tier 1 Leverage Ratio	8.7%	9.0%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of March 31, 2008, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

Risk Management

The Board of Directors is the foundation for effective corporate governance and risk management. The Board demands accountability of management, keeps stockholders’ and other constituencies’ interests in focus, advocates the upholding of the Company’s code of ethics, and fosters a strong internal control environment. Through its Audit Committee, the Board actively reviews critical risk positions, including market, credit, liquidity, and operational risk. The Company’s goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed. Senior management manages risk at the business line level, supplemented with corporate-level oversight through the Asset Liability Committee, internal audit and quality control functions.

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

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act), each of the chief executive officer and the chief financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

Item 1A – Risk Factors

Not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of the Company’s common stock purchased by or on behalf of the Company during the three months ended March 31, 2008.

	Issuers Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1 - 31, 2008	—	—	—	200,828
February 1 - 29, 2008	—	—	—	200,828
March 1-31, 2008	28,500	$7.46	28,500	172,328

Total	28,500	$7.46	28,500	172,328

(1)

All shares were purchased under our repurchase plan that was adopted on February 16, 2007 and was publicly announced on February 20, 2007. On February 15, 2008, the repurchase plan was amended to increase the authorized number of shares to be repurchased from 200,000 to 300,000 shares of common stock in open market and/or private transactions. Also on February 15, 2008 the Company adopted a 10b5-4 Stock Repurchase Plan to accelerate the repurchase of Company Shares. The plan provides that the price at which the shares are purchased may not be less than the fair market value of a share of common stock as listed or quoted on The NASDAQ Stock Market® on the date of purchase.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibits

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Annapolis Bancorp, Inc.**

3.3	Articles of Incorporation of BankAnnapolis***

3.4	Bylaws of BankAnnapolis***

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

10.1	Annapolis National Bancorp, Inc. Employee Stock Option Plan*+

10.2	Annapolis National Bancorp, Inc. 2000 Employee Stock Option Plan****

10.3	Annapolis Bancorp, Inc. 2006 Stock Incentive Plan*****

10.4	Form of Stock Option Award Agreement*****

10.5	Form of Restricted Share Award Agreement*****

10.6	Form of Deferral Election Agreement for Deferred Share Units*****

10.7	Annapolis Bancorp, Inc. 2007 Employee Stock Purchase Plan ******

31.1	Certification Pursuant to Sarbanes-Oxley Section 302 (filed herewith)

31.2	Certification Pursuant to Sarbanes-Oxley Section 302 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

+	Management contract or compensatory plan or arrangement.

*	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, filed with the Securities and Exchange Commission on June 23, 1997.

**	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 23, 2007.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.

****	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2000 annual meeting, filed with the Securities and Exchange Commission on April 5, 2000.

*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on August 8, 2006.

******	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2007 annual meeting, filed with the Securities and Exchange Commission on April 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: May 9, 2008	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: May 9, 2008	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer