Form 10-Q
period 2008-06-30
ANNAPOLIS BANCORP INC
filed 2008-08-12
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

(410) 224-4455

(Registrant’s telephone number, including area code)

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

At August 1, 2008, the Registrant had 3,817,420 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of June 30, 2008 and December 31, 2007

(in thousands)

	(Unaudited)	(Audited)
	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$5,842	$5,411
Interest-bearing deposits with banks	12,500	11,500
Federal funds sold and other overnight investments	1,330	1,588
Investment securities available for sale, at fair value	85,813	83,123
Loans, less allowance for credit losses of $2,593 and $2,283	252,421	243,905
Premises and equipment, net	9,100	9,179
Accrued interest receivable	2,017	1,794
Deferred income taxes	1,245	836
Investment in bank owned life insurance	4,008	3,927
Other assets	644	616

Total assets	$374,920	$361,879

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$40,409	$38,075
Interest-bearing	245,949	253,514

Total deposits	286,358	291,589

Securities sold under agreements to repurchase	16,406	13,337
Short-term borrowings	—	4,170
Long-term borrowings	40,000	20,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	1,293	931

Total liabilities	349,057	335,027

Stockholders’ Equity
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,814,946 shares at June 30, 2008 and 4,014,928 at December 31, 2007	38	40
Paid in capital	11,147	12,589
Retained earnings	15,073	14,233
Accumulated other comprehensive loss	(395)	(10)

Total stockholders’ equity	25,863	26,852

Total liabilities and stockholders’ equity	$374,920	$361,879

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

for the Three and Six Month Periods Ended June 30, 2008 and 2007

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Interest income
Loans	$4,170	$4,432	$8,627	$8,707
Investment securities	1,050	877	2,015	1,803
Interest-bearing deposits with banks	83	—	190	—
Federal funds sold and other overnight investments	123	323	229	481

Total interest income	5,426	5,632	11,061	10,991

Interest expense
Interest-bearing deposits	1,681	2,300	3,727	4,202
Securities sold under agreements to repurchase	62	131	158	239
Short-term borrowings	—	36	3	104
Long-term borrowings	333	141	598	386
Junior subordinated debentures	73	107	172	214

Total interest expense	2,149	2,715	4,658	5,145

Net interest income	3,277	2,917	6,403	5,846
Provision for credit losses	367	10	488	20

Net interest income after provision for credit losses	2,910	2,907	5,915	5,826

Noninterest income
Service charges and fees	312	334	605	598
Mortgage banking fees	16	24	34	40
Other fee income	123	129	246	254

Total noninterest income	451	487	885	892

Noninterest expense
Personnel	1,538	1,332	3,092	2,722
Occupancy and equipment	307	317	626	625
Data processing	184	190	387	384
Professional fees	107	78	218	144
Marketing	106	115	203	252
Other operating expenses	404	346	740	636

Total noninterest expense	2,646	2,378	5,266	4,763

Income before income taxes	715	1,016	1,534	1,955
Income tax expense	257	388	551	724

Net income	$458	$628	$983	$1,231

Basic Earnings Per Share	$0.12	$0.15	$0.25	$0.30

Weighted Average Shares Outstanding (Basic)	3,853,718	4,103,506	3,932,434	4,102,704

Diluted Earnings Per Share	$0.12	$0.15	$0.24	$0.29

Weighted Average Shares Outstanding (Diluted)	3,955,160	4,226,161	4,034,817	4,226,242

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Income

for the Six Month Periods Ended June 30, 2008 and 2007

(unaudited)

(dollars in thousands)

			Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Common Stock
	Shares	Par Value
Balance, January 1, 2008	4,014,928	$40	$12,589	$14,233	$(10)	$26,852
Net income	—	—	—	983	—	983	$983
Change in accounting principle for split dollar life insurance				(143)		(143)	(143)
Stock-based compensation	—	—	56	—	—	56
Employee stock purchase plan	846		6			6
Stock repurchased	(200,828)	(2)	(1,504)			(1,506)
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(385)	(385)	(385)

Balances June 30, 2008	3,814,946	$38	$11,147	$15,073	$(395)	$25,863	$455

			Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Gain ( Loss)	Total	Comprehensive Income
	Common Stock
	Shares	Par Value
Balance, January 1, 2007	4,101,893	$41	$13,309	$11,809	$(1,038)	$24,121
Net income	—	—	—	1,231	—	1,231	$1,231
Stock options exercised	6,188	—	21	—	—	21	—
Stock-based compensation	—	—	38	—	—	38	—
Stock repurchased	(1,683)	—	(15)	—	—	(15)	—
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(98)	(98)	(98)

Balances, June 30, 2007	4,106,398	$41	$13,353	$13,040	$(1,136)	$25,298	$1,133

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Six Month Periods Ended June 30, 2008 and 2007

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$983	$1,231
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(157)	111
Depreciation and amortization of furniture, equipment and leasehold improvements	260	260
Amortization of premiums and accretions of discounts, net	15	19
Provision for credit losses	488	20
Stock based compensation	56	38
Decrease (increase) in:
Accrued interest receivable	(223)	—
Cash surrender value of bank-owned life insurance	(81)	(75)
Other assets	(30)	136
Increase (decrease) in:
Accrued interest payable	(50)	(79)
Other liabilities	269	184

Net cash provided by operating activities	1,530	1,845

Cash flows from investing activities
Net increase in loans	(9,004)	(7,190)
Purchase of investment securities—available-for-sale	(38,581)	(3,859)
Proceeds from maturity of securities and principal repayments	35,239	7,268
Purchase of interest-bearing deposits with banks	(1,000)	—
Net decrease (increase) in federal funds sold and other overnight investments	258	(1,582)
Purchase of premises and equipment, net of disposals	(179)	(283)

Net cash used in investing activities	(13,267)	(5,646)

Cash flows from financing activities
Net (decrease) increase in deposits	(5,231)	31,301
Net increase (decrease) in securities sold under agreements to repurchase	3,069	(2,200)
Proceeds from issuance of common stock	6	—
Stock repurchased	(1,506)	(15)
Stock options exercised	—	21
Repayment of short-term borrowings	(4,170)	—
Proceeds (repayment) from long-term borrowings	20,000	(25,000)

Net cash provided by financing activities	12,168	4,107

Net increase in cash	431	306
Cash and cash equivalents, beginning of period	5,411	5,705

Cash and cash equivalents, end of period	$5,842	$6,011

Supplemental cash flow information
Interest paid, including interest credited to accounts	$4,710	$5,226
Income taxes paid	$784	$641

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three and Six Month Periods Ended June 30, 2008 and 2007

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2007, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2008.

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

Note C – Stock Based Compensation

Stock based-compensation expense recognized in the three month periods ended June 30, 2008 and 2007 was $15,000 and $15,000, respectively, and $56,000 and $38,000 for the six months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the first and second quarters of 2008 and 2007 reflects estimated forfeitures.

There were no options granted to employees or directors of the Company in the first and second quarters of 2008 and the first quarter of 2007. Options to purchase 15,862 shares of the Company’s common stock were granted to employees in the second quarter of 2007.

Stock option activity for the six months ended June 30, 2008 and 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	245,108	$4.68
Grants	—	—
Exercised	—	—
Forfeitures	—	—

Outstanding as of June 30, 2008	245,108	$4.68

Exercisable at June 30, 2008	212,883	$4.04	3.76	$546,000

Outstanding at January 1, 2007	253,465	$4.65
Grants	15,862	8.77
Exercised	6,188	3.38
Forfeitures	5,000	9.32

Outstanding as of June 30, 2007	258,139	$4.84

Exercisable at June 30, 2007	197,544	$3.80	3.92	$1,124,000

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on the last trading day in the first six months of 2008 and 2007, and the exercise price of the options multiplied by the number of shares) on June 30, 2008 and June 30, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was zero for the six months ended June 30, 2008, and $39,000 for the six months ended June 30, 2007. The total fair value of options that vested during the six month period ending June 30, 2008 was $26,000 and $36,000 for the six months ended June 30, 2007.

During the first quarter of 2008, non-employee directors of the Bank were awarded a total of 7,150 shares of restricted stock at a market value of $7.69 per share in lieu of an annual retainer. The restricted shares vest on January 18, 2009. During the first quarter of 2007, non-employee directors of the Bank were awarded a total of 5,842 shares of restricted stock at a market value of $9.40 per share in lieu of an annual retainer. The restricted shares vested on December 31, 2007. There were no restricted shares granted to non-employee directors or employees of the Bank during the second quarter of 2008 and 2007.

Restricted stock activity for the six months ended June 30, 2008 and 2007 was as follows:

	Shares	Weighted Average Grant Price
Outstanding at January 1, 2008	13,000	$8.95
Grants	7,150	7.69
Exercised	—	—
Forfeitures	—	—

Outstanding as of June 30, 2008	20,150	$8.50

Exercisable at June 30, 2008	—	$—

Outstanding at January 1, 2007	—	$—
Grants	5,842	9.40
Exercised	—	—
Forfeitures	—	—

Outstanding as of June 30, 2007	5,842	$9.40

Exercisable at June 30, 2007	—	$—

As of June 30, 2008, $134,000 of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 1.31 years. As of June 30, 2008, $43,000 of total unrecognized compensation costs related to unvested restricted shares is expected to be recognized over a weighted average period of 1.30 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$458	$628	$983	$1,231
Average shares outstanding	3,854	4,103	3,933	4,103
Basic Earnings Per Share	$0.12	$0.15	$0.25	$0.30

Net income	$458	$628	$983	$1,231
Average shares outstanding before the effect of options and restricted stock	3,854	4,103	3,933	4,103
Effect of options and restricted stock	101	123	102	123

Average shares outstanding including the effect of options and restricted stock	3,955	4,226	4,035	4,226

Diluted Earnings Per Share	$0.12	$0.15	$0.24	$0.29

Basic earnings per share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock grants. For each of the three months ended June 30, 2008 and 2007, 62,302 and 46,664 shares of common stock, respectively, attributable to outstanding stock options were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive. For each of the six months ended June 30, 2008 and 2007, 56,971 and 26,664 shares of common stock, respectively, attributable to outstanding stock options were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

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

Note F – Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 which provides a framework for measuring and disclosing fair value under GAAP. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value all other assets on a nonrecurring basis, such loans as are held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in liquid markets.

Loans. The Company does not report loans at fair value on a recurring basis, however from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.

At June 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The following tables present information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(in thousands)		Fair Value Measurements at June 30, 2008 Using
Description	Fair Value June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Available for Sale Securities	$85,813	$—	$85,813	$—	$—	$—

Total Assets Measured at Fair Value	$85,813	$—	$85,813	$—	$—	$—

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

The Company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

(in thousands)		Fair Value Measurements at June 30, 2008 Using
Description	Fair Value June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Loans	$2,182	$—	$2,182	$—	$—	$—
Other assets	137		137

Total Assets Measured at Fair Value	$2,319	$—	$2,319	$—	$—	$—

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at June 30, 2008.

Note G – New Accounting Pronouncements

SFAS 141(R), “Business Combinations (Revised). SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition–related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 121. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” contingencies are to be recognized at fair value unless it is a non-contractual contingency that is likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which the Bank operates including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the historical loss factors used by the Bank to determine the specific component of the allowance. During the quarter ended June 30, 2008, management increased the factors relating to the concentrations of loans and changes in the local economic conditions as they pertain to the Company’s boat loan portfolio. The impact was to increase the existing allowance for credit losses related to the consumer loan portfolio that includes boat loans by $38,000.

Activity in the allowance for credit losses for the six months ended June 30, 2008 and 2007 is shown below:

(Dollars in thousands)	For the Six Months Ended June 30,
	2008	2007
Total loans outstanding—at June 30	$255,014	$228,958
Average loans outstanding year-to-date	245,696	227,882

Allowance for credit losses at beginning of period	$2,283	$1,976

Provision charged to expense	488	10

Chargeoffs:
Commercial loans	13	—
Real estate and construction	178
Consumer and other loans	—	11

Total	191	11

Recoveries:
Consumer and other loans	13	3

Total	13	3

Net chargeoffs	178	8

Allowance for credit losses at end of year	$2,593	$1,978

Allowance for credit losses as a percent of total loans	1.02%	0.86%
Net chargeoffs (recoveries) as a percent of average loans	0.07%	0.00%

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, loans with repossessed collateral and other real estate owned, totaled $2.6 million at June 30, 2008, compared to $1.1 million at December 31, 2007. The percentage of nonperforming loans to total loans was 0.86% at June 30, 2008, compared to 0.44% at December 31, 2007.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets at June 30, 2008 were $374.9 million, an increase of $13.0 million or 3.6% from total assets at December 31, 2007 of $361.9 million. The increase in total assets was due to taking advantage of favorable Federal Home Loan Bank advance rates by increasing outstanding long-term borrowings by $20.0 million or 100.0%. The excess liquidity derived from the advances was invested in short-term certificates of deposit resulting in an increase in interest-bearing deposits with banks and also placed in investment securities. Investment securities available for sale increased $2.7 million.

Loans net of the allowance for credit losses at June 30, 2008 were $252.4 million, an increase of $8.5 million or 3.5% from $243.9 million at December 31, 2007. The increase resulted from net additions to commercial loans of $6.9 million and $3.8 million in real estate loans, offset by a decrease of $2.3 million in consumer loans.

The allowance for credit losses increased $310,000 rising to $2.6 million at June 30, 2008 compared to $2.3 million at December 31, 2007. The increase in the allowance is attributed to the addition of a provision for credit losses of $487,748. The Company recorded charge-offs of $191,000 for the six months ended June 30, 2008 and received recoveries of $13,000 for same period ended June 30, 2008. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At June 30, 2008 and December 31, 2007, the allowance for credit losses to total loans was 1.02% and 0.93%, respectively. Nonperforming assets as of June 30, 2008 and December 31, 2007 were $2.6 million and $1.1 million, respectively.

Management recorded provision expense during the six months ended June 30, 2008 of $488,000 to replenish the reserve for charge-offs taken during the six month period and to provide for an increase in downgrades of consumer loans including several boat loans and a $1.1 million residential real estate loan, currently classified as nonperforming, due to the unforeseen accidental death of the borrower. The loan is well collateralized but is currently past due. The Bank is working with the borrower’s estate to secure repayment of the loan.

Deposits of $286.4 million at June 30, 2008 represent a decrease of $5.2 million or 1.8% from December 31, 2007 deposits of $291.6 million. The decrease was primarily the result of allowing $8.0 million in high-cost, brokered certificates of deposit to runoff without replacement. Money market account balances decreased $25.9 million or 30.4% as balances shifted to the Company’s “Superior Savings” product. As a result savings deposits increased $29.5 million or 66.2%. Certificates of deposit excluding the brokered certificates of deposit decreased $213,000 or 0.2%.

Long-term borrowings consisting of Federal Home Loan Bank (“FHLB”) borrowings totaled $40.0 million at June 30, 2008 compared to $20.0 million at December 31, 2007. All $40.0 million in borrowings were made under the FHLB of Atlanta’s convertible advance program with an average remaining life of 4.25 years to maturity and 0.62 years to the first call date. The borrowings have a weighted average interest rate of 3.06%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 5.96%. The capital securities are scheduled to mature on March 26, 2033. The capital securities are callable beginning March 26, 2008 and quarterly thereafter.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

General. Net income for the six months ended June 30, 2008 totaled $983,000, or $0.25 per basic and $0.24 per diluted share, compared to $1.2 million, or $0.30 per basic and $0.29 per diluted share, for the six months ended June 30, 2007. Net interest income improved by $557,000 or 9.5% for the six months ended June 30, 2008 compared to the same period in 2007. The provision for credit losses increased $468,000 for the six months ended June 30, 2008 compared to the same period in 2007. Offsetting the improvement in net interest income was an increase in total noninterest expense of $503,000.

Interest Income. Total interest income increased $70,000 or 0.6% for the six months ended June 30, 2008 compared to the same period in 2007 as a result of an increase in average loan balances and an improved yield on investment securities. The yield on the loan portfolio decreased to 7.06% for the six months ended June 30, 2008 from 7.71% for the six months ended June 30, 2007. The yield on investment securities improved to 5.0% from 4.64% for the six months ended June 30, 2008 compared to the same period in 2007 while the combined yield on federal funds sold and interest-bearing deposits with banks decreased to 2.80% from 5.23% for the six months ended June 30, 2008 compared to the same period in 2007 as the Federal Reserve cut in the federal funds target rate 325 basis points from June 30, 2007 until June 30, 2008.

Interest Expense. Total interest expense decreased by $487,000 or 9.5% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease was due to reducing the Company’s portfolio of higher paying certificates of deposit and replacing the certificates with the Company’s “Superior Savings” product, which pays a much lower rate. The Company’s new Superior Savings product had balances in excess of $64.1 million at June 30, 2008 compared to $27.0 million at June 30, 2007, an increase of $37.1 million or 137.4%. Contributing to the decrease in interest expense was the lower cost of money market accounts, certificates of deposit and repurchase agreements. The average rate of interest paid on all interest-bearing liabilities was 3.02% for the six months ended June 30, 2008 compared to 3.73% for the six months ended June 30, 2007. Interest expense on short-term and long-term borrowings and junior subordinated debentures was $773,000 for the six months ended June 30, 2008 compared to $704,000 for the six months ended June 30, 2007, an increase of $69,000. The increase was a result of higher average year-to-date borrowings for the six months ended June 30, 2008 compared to the same period in 2007.

Net Interest Income. Net interest income improved by $557,000 or 9.5% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The improvement was due primarily to the Company’s lower cost of funds, which decreased to 2.70% for the six months ended June 30, 2008 compared to 3.25% for the six months ended June 30, 2007.

For the six months ended June 30, 2008, the net interest margin decreased slightly to 3.61% compared to 3.64% for the six months ended June 30, 2007. The decrease in net interest margin was the result of the lower yield on earning assets, which decreased to 6.24% for the six months ended June 30, 2008 from 6.84% for the same period in 2007.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $488,000 for the six months ended June 30, 2008 compared to $20,000 for the same period in 2007. The provision was based on the composition and credit quality of the loan portfolio as of June 30, 2008 and reflected increases in provision related to changes in the qualitative factors relating to local economic conditions. Total gross loans grew by $8.8 million for the six month period ended June 30, 2008. The Bank recorded net charge-offs on loans deemed uncollectible of $177,000 for the six months ended June 30, 2008 compared to $8,000 for the same period in 2007.

Noninterest Income. Total noninterest income decreased by $7,000 or 0.8% to $885,000 for the six months ended June 30, 2008 from $892,000 for the same period in 2007. The decrease in noninterest income was due to lower transaction based deposit fees offset by improvements in card-based transaction fees.

Noninterest Expense. Total noninterest expense increased by $503,000 or 10.6% for the six months ended June 30, 2008 compared to the same period in 2007. The increase in total noninterest expense during the first six months of 2008 compared with the same period in 2007 resulted from a $370,000 increase in personnel expense and a $74,000 increase in professional fees including legal, consulting and audit fees. The increase in personnel expense was related to the full year impact of hiring additional business development officers to help achieve the Company’s growth plans. Legal expense, a component of professional fees, increased $36,000 due in part to loan collection efforts and to costs associated with preparing the Company’s annual proxy statement, and for implementing a 10b-5 stock repurchase plan. Audit and accounting fees increased $24,000 for the six month period ended June 30, 2008 compared to the same period in 2007 related to reviewing additional Securities and Exchanges Commission filings and to Sarbanes-Oxley Act of 2002 Section 404 testing. Included in professional fees are consulting fees. The Company entered into a consulting arrangement with one of its directors Kendel Ehrlich, whereby Ms. Ehrlich receives consulting fees of approximately $35,000 per annum to assist the Company in developing new business relationships. For each of the six month periods ended June 30, 2008 and 2007, Ms. Ehrlich earned approximately $18,000 in consulting fees.

Income Tax Expense. The Company recorded current and deferred income tax expense for the six-month period ended June 30, 2008 of $551,000. This amount includes $532,000 of federal income taxes and $19,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 35.9% for the six months ended June 30, 2008 versus 37.0% for the six months ended June 30, 2007.

The table below sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Rate/Volume Analysis

(Dollars in thousands)

	Six Months Ended June 30, 2008 vs. 2007
	Increase or (Decrease)	Due to Change in
		Volume	Rate	Rate/ Volume
Interest income on:
Loans	$(80)	$684	$(705)	$(59)
Investment securities	212	65	142	5
Interest-bearing deposits in other banks	190	—	—	190
Federal funds sold and other overnight investments	(252)	18	(260)	(10)

Total interest income	70	767	(823)	126

Interest expense on:
NOW accounts	(7)	(7)	—	—
Money market accounts	(625)	(46)	(597)	18
Savings accounts	463	364	44	55
Certificates of deposit	(306)	(237)	(78)	9
Repurchase agreements	(81)	72	(117)	(36)
Long-term borrowing	111	218	(73)	(34)
Junior subordinated debt	(42)	—	(42)	—

Total interest expense	(487)	364	(863)	12

Net interest income	$557	$403	$40	$114

Consolidated Average Balances, Yields and Rates

(Balances in thousands)

	Six Month Periods Ended
	June 30, 2008			June 30, 2007
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest earning assets
Federal funds sold and other overnight investments	$19,103	$229	2.41%	$18,434	$481	5.26%
Interest-bearing deposits with banks	10,898	190	3.51%	—	—	—
Investment securities	80,558	2,015	5.00%	77,756	1,803	4.64%
Loans	245,696	8,627	7.06%	227,882	8,707	7.71%

Total interest earning assets	356,255	11,061	6.24%	324,072	10,991	6.84%
Noninterest earning assets
Cash and due from banks	5,653			5,617
Other assets	13,740			14,148

Total Assets	$375,648			$343,837

Liabilities and Stockholders’ Equity
Interest-bearing deposits
NOW accounts	$27,070	$27	0.20%	$33,579	$34	0.20%
Money market accounts	73,756	924	2.52%	75,983	1,549	4.11%
Savings accounts	55,583	736	2.66%	23,890	273	2.30%
Certificates of deposit	93,073	2,040	4.41%	103,473	2,346	4.57%
Repurchase agreements	16,008	158	1.98%	12,319	239	3.91%
Short-term borrowings	146	3	4.06%	—	—	—
Long-term borrowings	39,067	598	3.03%	23,729	490	4.11%
Junior subordinated debt	5,000	172	6.80%	5,000	214	8.51%

Total interest-bearing liabilities	309,703	4,658	3.02%	277,973	5,145	3.73%

Noninterest-bearing Liabilities
Demand deposit accounts	37,656			39,911
Other liabilities	1,546			1,035
Stockholders’ Equity	26,743			24,918

Total Liabilities and Stockholders’ Equity	$375,648			$343,837

Interest rate spread			3.22%			3.11%
Ratio of interest earning assets to interest-bearing liabilities			115.03%			116.58%
Net interest income and net interest margin		$6,403	3.61%		$5,846	3.64%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007.

General. Net income for the three months ended June 30, 2008 totaled $458,000, or $0.12 per basic and $0.12 per diluted share, compared to $628,000, or $0.15 per basic and $0.15 per diluted share, for the three months ended June 30, 2007. Net interest income improved by $360,000 or 12.3% for the three months ended June 30, 2008 compared to the same in period in 2007. The Bank recorded $367,000 in provision for credit losses during the three months ended June 30, 2008, compared to $10,000 in provision for credit losses during the same period in 2007.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The cash surrender value of the policies was $3.9 million at June 30, 2008 and December 31, 2007. The Bank recorded income from the insurance policies for the three-month period ended June 30, 2008 of $41,000 compared to $39,000 for the same period in 2007 and incurred $36,000 in expense to accrue the retirement benefits for the three months ended June 30, 2008 compared to $44,000 for the same period in 2007. During the first quarter of 2008 the Company adopted EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” as a change in accounting principle through a cumulative effect adjustment to retained earnings of $142,952.

Interest Income. Interest income decreased $206,000 or 3.7% for the quarter ended June 30, 2008 compared to the same quarter in 2007 as a result of a decrease in the yield on the loan portfolio to 6.83% from 7.71% for the three months ended June 30, 2008 and 2007, respectively. Income on the investment portfolio increased $173,000 for the quarter ended June 30, 2008 compared to the same period in 2007 due to an increase in volume and improvement in the yield. Average investment security balances increased by $6.3 million compared to the same period in 2007 while the yield increased to 5.13% from 4.65% for the same period. Interest income on federal funds sold and interest-bearing deposits with banks decreased $117,000 from $323,000 to $206,000, the result of the Federal Reserve dropping the federal funds target rate by 325 basis points since the same period in 2007.

Interest Expense. Interest expense decreased by $566,000 or 20.8% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 while average interest-bearing deposit balances increased $1.3 million. Interest expense on interest-bearing deposits for the quarter ending June 30, 2008 was $1.7 million compared to $2.3 million for the same period in 2007, a 26.9% decrease. The decrease in interest expense was due to the lower cost of all interest-bearing deposit types with the yield dropping to 2.71% for the three months ended June 30, 2008 compared to 3.72% for the three months ended June 30, 2007. A decrease in the cost of the Company’s indexed money market account from 4.12% to 1.89% offset an increase in the Company’s cost of savings accounts. Savings balances increased due to popularity of the Company’s new “Superior Savings” product. Savings balances increased from $23.9 million on average for the three months ended June 31, 2007 to $55.6 million on average for the same period in 2008. The total cost of interest-bearing liabilities decreased for the quarter ended June 30, 2008 to 2.74% from 3.84% for the quarter ended June 30, 2007. The Company’s overall cost of funds decreased to 2.44% from 3.35% for the same periods. Interest expense on borrowings and junior subordinated debentures was $406,000 for the three months ended June 30, 2008 compared to $284,000 for the three months ended June 30, 2007, an increase of $122,000 as average long-term borrowings increased from $17.5 million to $44.3 million. Despite the increase in average balances the overall cost of long-term borrowings decreased to 2.97% from 3.99%. The decrease was due to replacing higher rate Federal Home Loan Bank convertible advances that were called with instruments of the same type a lower costs.

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

Net interest income improved by $360,000 or 12.3% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The improvement was due primarily to a decrease in interest expense aided by improved yields on investments offset by a decrease in the yields on loans.

For the three months ended June 30, 2008, the net interest margin increased to 3.64% compared to 3.54% for the three months ended June 30, 2007, with the interest rate spread for the same period improving from 2.99% to 3.27%. The increase in net interest margin was the result of a decrease in the cost of interest-bearing liabilities

Provision for Credit Losses. The Bank recorded a provision for credit losses of $367,000 for the three months ended June 30, 2008 compared to $10,000 for the same period in 2007. The increase in provision was due to loan growth for the quarter and to applying the factor changes made as the result of the Company’s evaluation of the qualitative factors in the Company’s methodology for calculating the provision for credit losses. The changes were primarily related to the Company’s consumer loan portfolio which includes boat loans. The Bank recorded net charge-offs of $177,000 for the quarter ended June 30, 2008 compared to net recoveries of $6,000 for the three months ended June 30, 2007.

Noninterest Income. Noninterest income decreased by $36,000 or 7.4% to $451,000 for the three months ended June 30, 2008 from $487,000 for the same period of 2007. The decrease in noninterest income was due to lower income from deposit transaction fees, mortgage banking fees and ATM surcharge fees.

Noninterest Expense. Noninterest expense increased by $268,000 or 11.3% for the three months ended June 30, 2008 compared to the same quarter in 2007. The increase in noninterest expense was due to increased personnel costs of $206,000, professional fees, which includes legal expenses, of $29,000, telephone expense of $26,000 and FDIC insurance expense of $27,000. Personnel expense increased $206,000 for the quarter ended June 30, 2008 compared to the same quarter in 2007 with $217,000 related to salary and benefits associated with the addition of several account officers and support staff in the Company’s business development area and annual merit increases for other staff members. This increase was offset by lower recruiting costs. Professional fees increased $29,000 as legal expense relating to fees associated with preparing annual meeting materials and relating to collection efforts increased $23,000 and accounting and auditing expense increased $17,000 relating to Securities and Exchange Commission reporting and Sarbanes-Oxley Act of 2002 Section 404 compliance. A decrease in consulting fees of $7,000 offset the increase in professional fees. The Company entered into a consulting arrangement with one of its directors Kendel Ehrlich, whereby Ms. Ehrlich receives consulting fees of approximately $35,000 per annum to assist the Company in developing new business relationships. For each of the three month periods ended June 30, 2008 and 2007, Ms. Ehrlich earned approximately $9,000 in consulting fees. The increase in other operating expenses of $58,000 included an increase of $27,000 in FDIC expense as the agency revised their methodology for calculating FDIC insurance premiums.

Income Tax Expense. The Company recorded current and deferred income tax expense for the three-month period ended June 30, 2008 of $257,000. This amount includes $240,000 of federal income taxes and $17,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 35.9% for the three months ended June 30, 2008 versus 38.2% for the three months ended June 30, 2007.

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

The Company’s major source of liquidity is its deposit base. At June 30, 2008, total deposits were $286.4 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $199.4 million or 69.7% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest-bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At June 30, 2008, interest-bearing deposits with banks, federal funds sold and other overnight investments totaled $13.8 million while investment securities available-for-sale totaled $85.8 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at up to 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At June 30, 2008 the Company had a $150.0 million credit limit with the FHLB with advances outstanding of $40.0 million. The Company had collateral sufficient to borrow up to $24.9 million of the remaining $110.0 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $15.5 million.

Capital Resources

Total stockholders’ equity was $25.9 million at June 30, 2008, representing a decrease of $989,000 or 3.7% from December 31, 2007. The reduction of stockholders’ equity in the first six months of 2008 as compared to the same period in 2007 was primarily attributable to the repurchase of company stock totaling $1.5 million and the effect of applying the cumulative effect of a change in accounting principles related to EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” totaling $143,000. Also contributing to the reduction was an increase in accumulated other comprehensive loss of $385,000 resulting from declining market values of securities available-for-sale offset by earnings of the Company in the amount of $983,000 and stock-based compensation and employee stock purchases of $62,000.

No dividends were paid for the three and six months ended June 30, 2008 and 2007.

The following table summarizes the Company’s risk-based capital ratios:

	Annapolis Bancorp, Inc.
	June 30, 2008	December 31, 2007	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	11.8%	12.5%	4.0%
Total Capital	12.8%	13.4%	8.0%
Tier 1 Leverage Ratio	9.0%	9.0%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of June 30, 2008, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 1A - Risk Factors

Not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of the Company’s common stock purchased by or on behalf of the Company during the three months ended June 30, 2008.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April 1-30, 2008	154,000	$7.46	154,000	18,328
May 1-31, 2008	6,600	8.10	6,600	11,728
June 1-30, 2008	11,728	7.86	11,728	—

Total	172,328	$7.51	172,328	—

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

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 17, 2007.

The Company received the following votes for the election of directors:

	For	%	Withheld	%
Joseph G. Baldwin	3,328,789	99.2%	28,481	0.8%
Lawrence E. Lerner	3,306,868	98.5%	50,402	1.5%
Lawrence W. Schwartz	3,329,788	99.2%	28,482	0.8%
Ermis Sfakiyanudis	3,287,197	97.9%	70,073	2.1%
Clifford T. Solomon	3,030,913	90.3%	326,357	9.7%

The following directors’ terms continued after the annual meeting:

Walter L. Bennett, IV	F. Carter Heim
Clyde E. Culp, III	Richard M. Lerner
Kendel S. Ehrlich

The Company received the following votes with respect to the proposal to amend the Tenth Article of Annapolis Bancorp, Inc.’s Articles of Amendment and Restatement to provide for the annual election of all directors.

For	%	Against	%	Abstain	%
1,337,464	40.0%	2,006,857	60.0%	12,949	0.0

The proposal did not pass.

The Company received the following votes with respect to the ratification of Stegman & Company as the independent auditor of the Company for the year ending December 31, 2008:

For	%	Against	%	Abstain	%
3,347,617	99.9%	2,427	0.1%	7,226	0.0

Item 5 - Other Information

None.

Item 6 - Exhibits

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

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: August 12, 2008	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: August 12, 2008	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer