Form 10-Q
period 2008-09-30
ANNAPOLIS BANCORP INC
filed 2008-11-14
CIK 1041429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

At November 1, 2008, the Registrant had 3,842,043 shares of common stock outstanding.

PAGE
PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements
Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1
Consolidated Statements of Income for the Three and Nine Month Periods Ended September 30, 2008 and 2007 (unaudited)	2
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Nine Month Periods Ended September 30, 2008 and 2007 (unaudited)	3
Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2008 and 2007 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5-12
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12-25
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	25
Item 4 – Controls and Procedures	25
Item 4T – Controls and Procedures	25-26

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	25

Item 1A – Risk Factors	26

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3 – Defaults Upon Senior Securities	26

Item 4 – Submission of Matters to a Vote of Security Holders	26

Item 5 – Other Information	26

Item 6 – Exhibits	27

SIGNATURES	28

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of September 30, 2008 and December 31, 2007

(in thousands)

	(Unaudited) September 30, 2008	(Audited) December 31, 2007
Assets
Cash and due from banks	$7,207	$5,411
Interest-bearing deposits with banks	3,049	11,500
Federal funds sold and other overnight investments	12,854	1,588
Investment securities available for sale, at fair value	78,331	83,123
Loans, less allowance for credit losses of $3,521 and $2,283	256,847	243,905
Premises and equipment, net	9,231	9,179
Accrued interest receivable	1,870	1,794
Deferred income taxes	1,801	836
Investment in bank owned life insurance	4,049	3,927
Other assets	630	616

Total assets	$375,869	$361,879

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$40,660	$38,075
Interest-bearing	247,319	253,514

Total deposits	287,979	291,589

Securities sold under agreements to repurchase	15,607	13,337
Short-term borrowings	—	4,170
Long-term borrowings	40,000	20,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	1,291	931

Total liabilities	349,877	335,027

Stockholders’ Equity
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,842,043 shares at September 30, 2008 and 4,014,928 at December 31, 2007	38	40
Paid in capital	11,258	12,589
Retained earnings	15,372	14,233
Accumulated other comprehensive loss	(676)	(10)

Total stockholders’ equity	25,992	26,852

Total liabilities and stockholders’ equity	$375,869	$361,879

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

for the Three and Nine Month Periods Ended September 30, 2008 and 2007

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income
Loans	$4,305	$4,516	$12,932	$13,223
Investment securities	1,080	974	3,095	2,777
Interest-bearing deposits with banks	62	—	252	—
Federal funds sold and other overnight investments	26	304	255	785

Total interest income	5,473	5,794	16,534	16,785

Interest expense
Interest-bearing deposits	1,619	2,444	5,346	6,646
Securities sold under agreements to repurchase	63	203	221	442
Short-term borrowings	—	—	3	104
Long-term borrowings	315	37	913	423
Junior subordinated debentures	77	108	249	322

Total interest expense	2,074	2,792	6,732	7,937

Net interest income	3,399	3,002	9,802	8,848
Provision for credit losses	931	133	1,419	153

Net interest income after provision for credit losses	2,468	2,869	8,383	8,695

Noninterest income
Service charges and fees	307	346	912	944
Mortgage banking fees	9	9	43	49
Other fee income	121	130	367	384

Total noninterest income	437	485	1,322	1,377

Noninterest expense
Personnel	1,375	1,440	4,467	4,162
Occupancy and equipment	336	310	962	935
Data processing	208	201	595	585
Professional fees	78	60	296	204
Marketing	97	63	300	315
Other operating expenses	369	327	1,109	963

Total noninterest expense	2,463	2,401	7,729	7,164

Income before income taxes	442	953	1,976	2,908
Income tax expense	143	291	694	1,015

Net income	$299	$662	$1,282	$1,893

Basic Earnings Per Share	$0.08	$0.16	$0.33	$0.46

Weighted Average Shares Outstanding (Basic)	3,828,618	4,074,713	3,897,576	4,093,271

Diluted Earnings Per Share	$0.08	$0.16	$0.32	$0.45

Weighted Average Shares Outstanding (Diluted)	3,975,023	4,183,305	4,043,981	4,206,633

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Income

for the Nine Month Periods Ended September 30, 2008 and 2007

(unaudited)

(dollars in thousands)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value
Balance, January 1, 2008	4,014,928	$40	$12,589	$14,233	$(10)	$26,852
Net income	—	—	—	1,282	—	1,282	$1,282
Change in accounting principle for split dollar life insurance	—	—	—	(143)	—	(143)	(143)
Stock options exercised and restricted stock issued	26,403	—	66	—	—	66	—
Stock-based compensation	—	—	97	—	—	97	—
Employee stock purchase plan	1,540	—	10	—	—	10	—
Stock repurchased	(200,828)	(2)	(1,504)	—	—	(1,506)	—
Unrealized loss on investment securities available for sale, net of tax	—	—	—	—	(666)	(666)	(666)

Balances, September 30, 2008	3,842,043	$38	$11,258	$15,372	$(676)	$25,992	$473

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Gain ( Loss)	Total	Comprehensive Income
	Shares	Par Value
Balance, January 1, 2007	4,101,893	$41	$13,309	$11,809	$(1,038)	$24,121
Net income	—	—	—	1,893	—	1,893	$1,893
Stock options exercised	6,188	—	21	—	—	21	—
Stock-based compensation	—	—	13	—	—	13	—
Stock repurchased	(90,256)	(1)	(750)	—	—	(751)	—
Employee stock purchase plan	308	—	3	—	—	3	—
Unrealized gain on investment securities available for sale, net of tax	—	—	—	—	758	758	758

Balances, September 30, 2007	4,018,133	$40	$12,596	$13,702	$(280)	$26,058	$2,651

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Nine Month Periods Ended September 30, 2008 and 2007

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$1,282	$1,893
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(531)	(33)
Depreciation and amortization of furniture, equipment and leasehold improvements	390	383
Amortization of premiums and accretions of discounts, net	21	27
Provision for credit losses	1,419	153
Stock based compensation	97	13
(Increase) decrease in:
Accrued interest receivable	(76)	(236)
Cash surrender value of bank-owned life insurance	(122)	(114)
Other assets	(16)	115
Increase (decrease) in:
Accrued interest payable	2	(88)
Other liabilities	215	228

Net cash provided by operating activities	2,681	2,341

Cash flows from investing activities
Net increase in loans	(14,361)	(18,599)
Purchase of investment securities—available-for-sale	(38,568)	(10,509)
Proceeds from maturity of securities and principal repayments	42,239	7,643
Redemption of interest-bearing deposits with banks	8,451	—
Net (increase) decrease in federal funds sold and other overnight investments	(11,266)	18,334
Purchase of premises and equipment, net of disposals	(440)	(367)

Net cash used in investing activities	(13,945)	(3,498)

Cash flows from financing activities
Net (decrease) increase in deposits	(3,610)	28,548
Net increase in securities sold under agreements to repurchase	2,270	22
Proceeds from issuance of common stock	10	3
Stock repurchased	(1,506)	(751)
Stock options exercised	66	21
Repayment of short-term borrowings	(4,170)	—
Proceeds (repayment) from long-term borrowings	20,000	(25,000)

Net cash provided by financing activities	13,060	2,843

Net increase in cash	1,796	1,686
Cash and cash equivalents, beginning of period	5,411	5,705

Cash and cash equivalents, end of period	$7,207	$7,391

Supplemental cash flow information
Interest paid, including interest credited to accounts	$6,738	$8,027
Income taxes paid	$1,191	$1,091

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three and Nine Month Periods Ended September 30, 2008 and 2007

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2007, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2008.

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

Note C – Stock Based Compensation

Stock-based compensation expense recognized in the three month period ended September 30, 2008 was $27,000. For the same period in 2007 the Company reduced the year-to-date stock-based compensation expense from $38,000 to $13,000, a reduction of $25,000 due to the impact of vested options that were forfeited or expired. Stock-based compensation for the nine months ended September 30, 2008 and 2007 was $97,000 and $13,000, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the first three quarters of 2008 and 2007 reflects estimated forfeitures.

There were no options granted to employees or directors of the Company in the first three quarters of 2008 and the first and third quarter of 2007. Options to purchase 15,862 shares of the Company’s common stock were granted to employees in the second quarter of 2007.

Stock option activity for the nine months ended September 30, 2008 and 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	245,108	$4.68
Grants	—	—
Exercised	(24,403)	2.72
Forfeitures	—	—
Expired	(4,444)	6.19

Outstanding as of September 30, 2008	216,261	$4.87

Exercisable at September 30, 2008	188,030	$4.27	3.8	$53,000

Outstanding at January 1, 2007	253,465	$4.65
Grants	15,862	8.77
Exercised	(6,188)	3.38
Forfeitures	(5,000)	9.32
Expired	(1,477)	3.38

Outstanding as of September 30, 2007	256,662	$4.85

Exercisable at September 30, 2007	200,060	$3.91	4.6	$816,000

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on the last trading day in the first nine months of 2008 and 2007, and the exercise price of the options multiplied by the number of shares) on September 30, 2008 and September 30, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $45,000 for the nine months ended September 30, 2008, and $29,000 for the nine months ended September 30, 2007. The total fair value of options that vested during the nine month period ending September 30, 2008 was $43,000 and $53,000 for the nine months ended September 30, 2007.

During the first quarter of 2008, non-employee directors of the Bank were awarded a total of 7,150 shares of restricted stock at a market value of $7.69 per share in lieu of an annual retainer. The restricted shares vest on January 18, 2009. During the first quarter of 2007, non-employee directors of the Bank were awarded a total of 5,842 shares of restricted stock at a market value of $9.40 per share in lieu of an annual retainer. The restricted shares vested on December 31, 2007. There were no restricted shares granted to non-employee directors or employees of the Bank during the second quarters of 2008 and 2007. No shares of restricted stock were granted to employees during the third quarter of 2008, while 12,000 shares of restricted stock were granted to an employee during the third quarter of 2007.

Restricted stock activity for the nine months ended September 30, 2008 and 2007 was as follows:

	Shares	Weighted Average Grant Price
Outstanding at January 1, 2008	13,000	$8.95
Grants	7,150	7.69
Exercised	(2,000)	9.11
Forfeitures	—	—

Outstanding as of September 30, 2008	18,150	$8.44

Outstanding at January 1, 2007	—	$—
Grants	17,842	9.20
Exercised	—	—
Forfeitures	—	—

Outstanding as of September 30, 2007	17,842	$9.20

As of September 30, 2008, $43,000 of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 1.20 years. As of September 30, 2008, $87,000 of total unrecognized compensation costs related to unvested restricted shares is expected to be recognized over a weighted average period of 2.26 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$299	$662	$1,282	$1,893
Average shares outstanding	3,829	4,074	3,898	4,093
Basic Earnings Per Share	$0.08	$0.16	$0.33	$0.46

Net income	$299	$662	$1,282	$1,893
Average shares outstanding before the effect of options and restricted stock	3,829	4,074	3,898	4,093
Effect of options and restricted stock	146	109	146	114

Average shares outstanding including the effect of options and restricted stock	3,975	4,183	4,044	4,207

Diluted Earnings Per Share	$0.08	$0.16	$0.32	$0.45

Basic earnings per share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock grants. For each of the three months ended September 30, 2008 and 2007, 43,625 and 26,010 shares of common stock, respectively, attributable to outstanding stock options were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive. For each of the nine months ended September 30, 2008 and 2007, 43,625 and 18,666 shares of common stock, respectively, attributable to outstanding stock options were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

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

SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

Loans. The Company does not report loans at fair value on a recurring basis, however from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The following tables present information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(in thousands)	Fair Value September 30, 2008	Fair Value Measurements at September 30, 2008 Using			Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$78,331	$—	$78,331	$—	$—	$—

Total Assets Measured at Fair Value	$78,331	$—	$78,331	$—	$—	$—

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

(in thousands)	Fair Value September 30, 2008	Fair Value Measurements at September 30, 2008 Using			Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans	$5,547	$—	$5,547	$—	$—	$—
Other assets	102		102

Total Assets Measured at Fair Value	$5,649	$—	$5,649	$—	$—	$—

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB

Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at September 30, 2008.

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

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” In May 2008, the FASB issued SFAS No. 162. This Statement identifies the sources for GAAP in the U.S. lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which the Bank operates including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the historical loss factors used by the Bank to determine the specific component of the allowance. During the quarter ended June 30, 2008, management increased the factors relating to the concentrations of loans and changes in the local economic conditions as they pertain to the Company’s boat loan portfolio. The impact was to increase the existing allowance for credit losses related to the consumer loan portfolio that includes boat loans by $38,000. No changes were made to the qualitative factors in the third quarter 2008. In addition to providing for portfolio growth management during the third quarter downgraded the credit quality of several real estate backed loans and increased the provision to $931,000 for the quarter ended September 30, 2008 compared to $133,000 in provision for the quarter ended September 30, 2007.

Activity in the allowance for credit losses for the nine months ended September 30, 2008 and 2007 is shown below:

(Dollars in thousands)	For the Nine Months Ended September 30,
	2008	2007
Total loans outstanding—at September 30	$260,368	$240,368

Average loans outstanding year-to-date	$249,962	$230,175

Allowance for credit losses at beginning of period	$2,283	$1,976

Provision charged to expense	1,419	153

Chargeoffs:
Commercial loans	156	—
Real estate and construction	42
Consumer and other loans	—	21

Total	198	21

Recoveries:
Consumer and other loans	17	20

Total	17	20

Net chargeoffs	181	1

Allowance for credit losses at end of year	$3,521	$2,128

Allowance for credit losses as a percent of total loans	1.35%	0.89%
Net chargeoffs (recoveries) as a percent of average loans	0.07%	0.00%

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, loans with repossessed collateral and other real estate owned, totaled $5.5 million at September 30, 2008, compared to $1.1 million at December 31, 2007. The percentage of nonperforming loans to total loans was 2.13% at September 30, 2008, compared to 0.44% at December 31, 2007.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets at September 30, 2008 were $375.9 million, an increase of $14.0 million or 3.9% from total assets at December 31, 2007 of $361.9 million. The increase in total assets was due to taking advantage of favorable Federal Home Loan Bank advance rates by increasing outstanding long-term borrowings by $20.0 million or 100.0%. The excess liquidity derived from the advances was invested in short-term certificates of deposit and federal funds sold. Investment securities available for sale decreased to $78.3 million from $83.1 million, a decrease of $4.8 million or 5.8% due to not replacing called securities.

Loans net of the allowance for credit losses at September 30, 2008 were $256.8 million, an increase of $12.9 million or 5.3% from $243.9 million at December 31, 2007. The increase resulted from net additions to commercial loans of $4.8 million and $11.9 million in net additions to real estate loans, offset by a decrease of $2.6 million in consumer loans and an increase in the allowance for credit losses of $1.2 million.

The allowance for credit losses increased $1.2 million to $3.5 million at September 30, 2008 compared to $2.3 million at December 31, 2007. The increase in the allowance is attributed to the addition of a provision for credit losses of $1.4 million. The Company recorded charge-offs of $198,000 for the nine months ended September 30, 2008 and received recoveries of $17,000 for same period ended September 30, 2008. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At September 30, 2008 and December 31, 2007, the allowance for credit losses to total loans was 1.35% and 0.93%, respectively. Nonperforming assets as of September 30, 2008 and December 31, 2007 were $5.5 million and $1.1 million, respectively.

Management recorded provision expense during the nine months ended September 30, 2008 of $1.4 million to replenish the reserve for charge-offs taken during the nine month period ended September 30, 2008 and to provide for the downgrade of several real estate loans, including one real estate loan classified as nonperforming due to the accidental death of the borrower.

Deposits of $288.0 million at September 30, 2008 represent a decrease of $3.6 million or 1.2% from December 31, 2007 deposits of $291.6 million. The decrease was primarily the result of allowing $8.0 million in high-cost, brokered certificates of deposit to runoff without replacement. Money market account balances decreased $38.1 million or 44.6% as balances shifted to the Company’s “Superior Savings” product. As a result savings deposits increased $42.1 million or 94.3%. Certificates of deposit, excluding the $8.0 million in brokered certificates of deposit that matured, increased $1.0 million or 1.3%.

Long-term borrowings consisting of Federal Home Loan Bank (“FHLB”) borrowings totaled $40.0 million at September 30, 2008 compared to $20.0 million at December 31, 2007. All $40.0 million in borrowings were made under the FHLB of Atlanta’s convertible advance program with an average remaining life of 4.13 years to maturity and 0.50 years to the first call date. The borrowings have a weighted average interest rate of 3.06%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 6.63%. The capital securities are scheduled to mature on March 26, 2033. The capital securities are callable beginning March 26, 2008 and quarterly thereafter.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

General. Net income for the nine months ended September 30, 2008 totaled $1.3 million, or $0.33 per basic and $0.32 per diluted share, compared to $1.9 million, or $0.46 per basic and $0.45 per diluted share, for the nine months ended September 30, 2007. Net interest income improved by $954,000 or 10.8% for the nine months ended September 30, 2008 compared to the same period in 2007. Offsetting the improvement in net interest income was an increase in the provision for credit losses of $1.3 million for the nine months ended September 30, 2008 compared to the same period in 2007.

Interest Income. Total interest income decreased $251,000 or 1.5% for the nine months ended September 30, 2008 compared to the same period in 2007 as a result of a decrease in loan yields. The yield on the loan portfolio decreased to 6.91% for the nine months ended September 30, 2008 from 7.68% for the nine months ended September 30, 2007. The yield on investment securities improved to 5.06% from 4.69% for the nine months ended September 30, 2008 compared to the same period in 2007. The combined yield on federal funds sold and other overnight investments and interest-bearing deposits with banks decreased to 2.74% from 5.24% for the nine months ended September 30, 2008 compared to the same period in 2007 as the Federal Reserve cut the federal funds target rate 275 basis points from September 30, 2007 until September 30, 2008.

Interest Expense. Total interest expense decreased by $1.2 million or 15.2% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease was due to reducing the Company’s portfolio of higher paying certificates of deposit, which paid an average of 4.22%, and replacing the certificates with the Company’s “Superior Savings” product, which paid an average of 2.65%. The Company’s new savings product had balances in excess of $76.8 million at September 30, 2008 compared to $31.6 million at September 30, 2007, an increase of $45.2 million or 143.0%. Contributing to the decrease in interest expense was the lower cost of money market accounts, certificates of deposit and repurchase agreements. The average rate of interest paid on all interest-bearing liabilities was 2.90% for the nine months ended September 30, 2008 compared to 3.76% for the nine months ended September 30, 2007. Interest expense on short-term and long-term borrowings and junior subordinated debentures was $1.2 million for the nine months ended September 30, 2008 compared to $849,000 for the nine months ended September 30, 2007, an increase of $316,000. The increase was a result of higher average year-to-date borrowings for the nine months ended September 30, 2008 compared to the same period in 2007.

Net Interest Income. Net interest income improved by $954,000 or 10.8% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The improvement was due primarily to the Company’s lower cost of funds, which decreased to 2.59% for the nine months ended September 30, 2008 compared to 3.29% for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, the net interest margin improved to 3.67% compared to 3.59% for the nine months ended September 30, 2007. The increase in net interest margin was the result of the lower cost of funds.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $1.4 million for the nine months ended September 30, 2008 compared to $153,000 for the same period in 2007. The provision was based on the composition and credit quality of the loan portfolio as of September 30, 2008 and reflected increases in provision related to changes in the qualitative factors relating to local economic conditions and downgrades of several real estate and boat loans. Total gross loans grew by $14.2 million for the nine month period ended September 30, 2008. The Bank recorded net charge-offs on loans deemed uncollectible of $181,000 for the nine months ended September 30, 2008 compared to $1,000 for the same period in 2007.

Noninterest Income. Total noninterest income decreased by $55,000 or 4.0% to $1.3 million for the nine months ended September 30, 2008 from $1.4 million for the same period in 2007. The decrease in noninterest income was due to lower transaction-based deposit fees.

Noninterest Expense. Total noninterest expense increased by $565,000 or 7.9% for the nine months ended September 30, 2008 compared to the same period in 2007. The increase in total noninterest expense during the first nine months of 2008 compared with the same period in 2007 resulted from a $305,000 increase in personnel expense, a $92,000 increase in professional fees, including legal, consulting and audit fees, and an increase in FDIC expense of $65,000. The increase in personnel expense was related to the full year impact of hiring additional business development officers to help achieve the Company’s growth plans offset by the elimination of previously accrued year-end performance bonus payments. Legal expense, a component of professional fees, increased $54,000 due in part to loan collection efforts and to costs associated with preparing the Company’s annual proxy statement, and for implementing a 10b-5 stock repurchase plan. Audit and accounting fees increased $32,000 for the nine month period ended September 30, 2008 compared to the same period in 2007 related to reviewing additional Securities and Exchange Commission filings and to Sarbanes-Oxley Act of 2002 Section 404 testing. Included in professional fees are consulting fees. The Company entered into a consulting arrangement with one of its directors Kendel Ehrlich, whereby Ms. Ehrlich receives consulting fees of approximately $35,000 per annum to assist the Company in developing new business relationships. For each of the nine month periods ended September 30, 2008 and 2007, Ms. Ehrlich earned approximately $26,000 in consulting fees.

Income Tax Expense. The Company recorded current and deferred income tax expense for the nine-month period ended September 30, 2008 of $694,000. This amount includes $670,000 of federal income taxes and $24,000 of state taxes. The Company’s combined effective federal and state income tax rate was approximately 35.1% for the nine months ended September 30, 2008 versus 34.9% for the nine months ended September 30, 2007.

The table below sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Rate/Volume Analysis

(Dollars in thousands)

	Nine Months Ended September 30, 2008 vs. 2007
	Increase or (Decrease)	Due to Change in
		Volume	Rate	Rate/ Volume
Interest income on:
Loans	$(291)	$1,137	$(1,315)	$(113)
Investment securities	318	101	209	8
Interest-bearing deposits in other banks	252	—	—	252
Federal funds sold and other overnight investments	(530)	(221)	(430)	121

Total interest income	(251)	1,017	(1,536)	268

Interest expense on:
NOW accounts	(11)	(10)	(1)	—
Money market accounts	(1,281)	(386)	(1,064)	169
Savings accounts	664	697	(15)	(18)
Certificates of deposit	(672)	(423)	(283)	34
Repurchase agreements	(221)	61	(248)	(34)
Long-term borrowing	386	664	(123)	(155)
Junior subordinated debt	(73)	—	(73)	—

Total interest expense	(1,208)	603	(1,807)	(4)

Net interest income	$957	$414	$271	$272

Consolidated Average Balances, Yields and Rates

(Balances in thousands)	Nine Month Periods Ended
	September 30, 2008			September 30, 2007
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest earning assets
Federal funds sold and other overnight investments	$14,382	$255	2.37%	$20,017	$785	5.24%
Interest-bearing deposits with banks	10,345	252	3.25%	—	—	—
Investment securities	81,741	3,095	5.06%	78,871	2,777	4.69%
Loans	249,962	12,932	6.91%	230,175	13,223	7.68%

Total interest earning assets	356,430	16,534	6.20%	329,063	16,785	6.82%
Noninterest earning assets
Cash and due from banks	5,540			5,691
Other assets	13,827			14,201

Total Assets	$375,797			$348,955

Liabilities and Stockholders’ Equity
Interest-bearing deposits
NOW accounts	$26,430	$40	0.20%	$32,559	$51	0.21%
Money market accounts	66,571	1,154	2.32%	79,097	2,435	4.12%
Savings accounts	64,567	1,282	2.65%	30,351	618	2.72%
Certificates of deposit	90,785	2,870	4.22%	103,099	3,542	4.59%
Repurchase agreements	16,820	221	1.76%	14,768	442	4.00%
Short-term borrowings	231	3	1.71%	—	—	—
Long-term borrowings	39,380	913	3.05%	17,418	527	3.99%
Junior subordinated debt	5,000	249	6.54%	5,000	322	8.49%

Total interest-bearing liabilities	309,784	6,732	2.90%	282,292	7,937	3.76%

Noninterest-bearing Liabilities
Demand deposit accounts	38,072			40,310
Other liabilities	1,494			1,451
Stockholders’ Equity	26,447			24,902

Total Liabilities and Stockholders’ Equity	$375,797			$348,955

Interest rate spread			3.30%			3.06%
Ratio of interest earning assets to interest-bearing liabilities			115.06%			116.57%
Net interest income and net interest margin		$9,802	3.67%		$8,848	3.59%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007.

General. Net income for the three months ended September 30, 2008 totaled $299,000, or $0.08 per basic and $0.08 per diluted share, compared to $662,000, or $0.16 per basic and $0.16 per diluted share, for the three months ended September 30, 2007. Net interest income improved by $397,000 or 13.2% for the three months ended September 30, 2008 compared to the same in period in 2007. The Bank recorded $931,000 in provision for credit losses during the three months ended September 30, 2008, compared to $133,000 in provision for credit losses during the same period in 2007.

The Bank has invested in bank-owned life insurance to finance supplemental retirement benefits for senior bank executives. The cash surrender value of the policies was $4.0 million at September 30, 2008 and December 31, 2007. The Bank recorded income from the insurance policies for the three-month period ended September 30, 2008 of $41,000 compared to $39,000 for the same period in 2007 and incurred $45,000 in expense to accrue the retirement benefits for the three months ended September 30, 2008 compared to $41,000 for the same period in 2007. During the first quarter of 2008 the Company adopted EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” as a change in accounting principle through a cumulative effect adjustment to retained earnings of $142,952.

Interest Income. Interest income decreased $321,000 or 5.5% for the quarter ended September 30, 2008 compared to the same quarter in 2007 as a result of a decrease in the yield on the loan portfolio to 6.63% from 7.63% for the three months ended September 30, 2008 and 2007, respectively. Income on investment securities increased $106,000 for the quarter ended September 30, 2008 compared to the same period in 2007 due to an increase in volume and improvement in the yield. Average investment security balances increased by $3.0 million compared to the same period in 2007 while the yield increased to 5.14% from 4.81% for the same period. Interest income on federal funds sold and other overnight investments and interest-bearing deposits with banks decreased $216,000 to $88,000 from $304,000 for the three months ended September 30, 2008 compared to 2007, the result of significantly lower average balances and the Federal Reserve dropping the federal funds target rate by 275 basis points since September 30, 2007.

Interest Expense. Interest expense decreased by $718,000 or 25.7% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 while average interest-bearing deposit balances decreased $15.1 million. Interest expense on interest-bearing deposits for the quarter ending September 30, 2008 was $1.6 million compared to $2.4 million for the same period in 2007, a 33.8% decrease. The decrease in interest expense was due to the lower cost of all interest-bearing deposit types with the yield dropping to 2.62% for the three months ended September 30, 2008 compared to 3.71% for the three months ended September 30, 2007. A decrease in the cost of the Company’s indexed money market account from 4.12% to 1.75% offset an increase in interest expense on savings accounts the result of an increase in average savings balances to $82.3 million for the three months ended September 30, 2008 from $43.1 million for the three months ended September 30, 2007 due to the popularity of the Company’s “Superior Savings” product.

The total cost of interest-bearing liabilities decreased for the quarter ended September 30, 2008 to 2.66% from 3.81% for the quarter ended September 30, 2007. The Company’s overall cost of funds decreased to 2.37% from 3.34% for the same periods. Interest expense on borrowings and junior subordinated debentures was $392,000 for the three months ended September 30, 2008 compared to $145,000 for the three months ended September 30, 2007, an increase of $247,000 as average long-term borrowings increased from $10.0 million to $45.4 million. Despite the increase in average balances the overall cost of long-term borrowings decreased to 3.38% from 5.67% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease was due to replacing higher rate Federal Home Loan Bank convertible advances that were called with instruments of the same type at lower costs.

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

Net interest income improved by $397,000 or 13.22% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The improvement was due primarily to a decrease in interest expense aided by improved yields on investments offset by a decrease in the yields on loans. Income on federal funds sold and other overnight investments decreased $278,000 for the quarter ended September 30, 2008 compared to the same period in 2007 due to both the volume of federal funds sold and the interest rate received on the funds; the result of rate cuts by the Federal Reserve to the federal funds target rate.

For the three months ended September 30, 2008, the net interest margin increased to 3.79% compared to 3.51% for the three months ended September 30, 2007, with the interest rate spread for the same period improving to 3.44% from 2.97%. The increase in net interest margin was the result of a decrease in the cost of interest-bearing liabilities

Provision for Credit Losses. The Bank recorded a provision for credit losses of $931,000 for the three months ended September 30, 2008 compared to $133,000 for the same period in 2007. The increase in provision was due to loan growth for the quarter, applying factor changes made as the result of the Company’s evaluation of the qualitative factors in the Company’s methodology for calculating the provision for credit losses and downgrades to several real estate and boat loans. The Bank recorded net charge-offs of $4,000 for the quarter ended September 30, 2008 compared to net charge-offs of $140,000 for the three months ended September 30, 2007.

Noninterest Income. Noninterest income decreased by $48,000 or 9.9% to $437,000 for the three months ended September 30, 2008 from $485,000 for the same period of 2007. The decrease in noninterest income was due to lower income from deposit-related transaction fees, mortgage banking fees and ATM surcharge fees.

Noninterest Expense. Noninterest expense increased by $62,000 or 2.58% for the three months ended September 30, 2008 compared to the same quarter in 2007. The increase in noninterest expense was due to increased marketing costs of $34,000, professional fees, which includes legal expenses of $18,000, and FDIC insurance expense of $37,000 offset by a decrease of $65,000 in personnel expense. Professional fees increased $18,000 as legal expense increased relating to loan collection efforts. Personnel expense decreased as the result of reversing annual bonus accruals that had been accrued based on prior quarter operating results. The Company entered into a consulting arrangement with one of its directors Kendel Ehrlich, whereby Ms. Ehrlich receives consulting fees of approximately $35,000 per annum to assist the Company in developing new business relationships. For each of the three month periods ended September 30, 2008 and 2007, Ms. Ehrlich earned approximately $9,000 in consulting fees. The increase in other operating expenses of $42,000 included an increase of $37,000 in FDIC expense as the agency revised their methodology for calculating FDIC insurance premiums.

Income Tax Expense. The Company recorded current and deferred income tax expense for the three-month period ended September 30, 2008 of $143,000. This amount includes $161,000 of federal income taxes and $18,000 of state tax benefits. The Company’s combined effective federal and state income tax rate was approximately 32.4% for the three months ended September 30, 2008 versus 30.5% for the three months ended September 30, 2007.

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

The Company’s major source of liquidity is its deposit base. At September 30, 2008, total deposits were $288.0 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $200.5 million or 69.6% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest-bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 2008, interest-bearing deposits with banks, and federal funds sold and other overnight investments totaled $15.9 million while investment securities available-for-sale totaled $78.3 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at up to 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At September 30, 2008 the Company had a $150.3 million credit limit with the FHLB with advances outstanding of $40.0 million. The Company had collateral sufficient to borrow up to $21.0 million of the remaining $110.3 million from the FHLB. Additionally, the Bank has available credit with its correspondent banks of $15.5 million.

Capital Resources

Total stockholders’ equity was $26.0 million at September 30, 2008, representing a decrease of $860,000 or 3.2% from December 31, 2007. The reduction of stockholders’ equity in the first nine months of 2008 as compared to the same period in 2007 was primarily attributable to the repurchase of company stock totaling $1.5 million and the effect of applying the cumulative effect of a change in accounting principles related to EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” totaling $142,952. Also contributing to the reduction was an increase in the accumulated other comprehensive loss of $666,000 resulting from declining market values of securities available-for-sale. Increases to stockholders’ equity included earnings of the Company in the amount of $1.3 million and stock-based compensation, employee stock purchases and the exercise of employee stock options totaling $173,000.

No dividends were paid for the three and nine months ended September 30, 2008 and 2007.

The following table summarizes the Company’s risk-based capital ratios:

	September 30, 2008	December 31, 2007	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	11.6%	12.5%	4.0%
Total Capital	12.9%	13.4%	8.0%
Tier 1 Leverage Ratio	8.4%	9.0%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of September 30, 2008, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

The Company has filed an application to participate in the U.S. Department of the Treasury (“Treasury Department”) Capital Purchase Program (“CPP”), which was announced on October 14, 2008 as part of the Emergency Economic Stabilization Act of 2008. The Company is eligible and has requested, under the CPP, to receive up to $8,152,000 in capital through the issuance of preferred stock to the Treasury Department, based on three percent of the Bank’s total risk-weighted assets as of September 30, 2008. As part of its purchase of the preferred shares, the Treasury Department would also receive a 10-year warrant to purchase shares of the Company’s common stock having an aggregate market price equal to 15% of the preferred investment. The Company’s participation in the CPP, as well as the amount that the Treasury Department may invest, is subject to the Treasury Department’s approval, and, assuming receipt of such approval, the execution of definitive agreements and standard closing conditions.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

On October 23, 2008 the Bank notified the City of Annapolis (the “City”) of its intent to sue the City for unliquidated damages arising out of the City’s failure to provide an adequate heating, ventilation and air conditioning system in the Bank’s Market House branch. The amount of the Bank’s damages has not yet been determined.

Item 1A—Risk Factors

Not applicable.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

No shares of the Company’s common stock were purchased by or on behalf of the Company in the quarter ended September 30, 2008.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None

Item 5—Other Information

None.

Item 6—Exhibits

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

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: November 14, 2008	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: November 14, 2008	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer