Form 10-K
period 2008-12-31
ANNAPOLIS BANCORP INC
filed 2009-03-31
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No.: 0-22961

Annapolis Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-1595772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1000 Bestgate Road, Suite 400, Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:

(410) 224-4455

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock $0.01 par value	NASDAQ Capital Market
(Title of class)	(Exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☐    No:  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes:  ☐    No:  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The aggregate market value of the outstanding Common Stock held by nonaffiliates was $9,815,342 as of June 30, 2008 based on a sales price of $5.75 per share of Common Stock.

The number of shares outstanding of the registrant’s Common Stock was 3,851,095 as of March 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-K.

PORTIONS OF THE PROXY STATEMENT FOR THE 2009 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

PART I

ITEM 1.	BUSINESS

Annapolis Bancorp, Inc. (the “Company”), formerly Annapolis National Bancorp, Inc. and Maryland Publick Banks, Inc., is a bank holding company, incorporated under the laws of Maryland in May 1988 for the purpose of acquiring and holding all of the outstanding stock of BankAnnapolis (the “Bank”). In November 1998 the Company went public and joined the NASDAQ Stock Market using the ticker symbol ANNB. Effective June 1, 2001 the Company changed its name to Annapolis Bancorp, Inc.

The Company and later the Bank were formed by a group of businessmen who at the time the Company was organized were dissatisfied with the banking opportunities available in the Annapolis area. The Bank grew from a real desire to serve people and business in the Annapolis region. Throughout the Company’s history the Board of Directors has attempted to and succeeded in hiring talented and competent community bankers to lead the Company and Bank as its Senior Management Team.

BankAnnapolis

The Bank is a federally insured community-oriented bank and one of two independent commercial banks headquartered in Annapolis, Maryland. Effective November 1, 2000 the Bank changed its charter from a national charter to a state charter and joined the State of Maryland and the Federal Reserve banking systems. Also effective November 1, 2000 the Bank changed its name from Annapolis National Bank to BankAnnapolis. The Company (as a bank holding company) and the Bank are subject to governmental supervision, regulation, and control.

The Bank currently operates as a full service commercial bank from its headquarters in Annapolis, its six other branches located in Anne Arundel County, Maryland and one branch located on Kent Island in Queen Anne’s County, Maryland. The Bank’s newest branches Market House and Annapolis Towne Centre opened on August 10, 2006 and on December 16, 2008, respectively. The Bank has built its reputation on exemplary customer service and outreach to the communities surrounding each of the Bank’s locations. The Bank is committed to offering products and services that focus on relationship banking and provide an alternative to the large multi-regional financial institutions that are so pervasive in the markets the Bank serves. The Bank has selected its newest location based on demographics and business development opportunities.

Within the prior three years the Bank also created a Private Business Banking Division to provide local businesses with an unprecedented level of service and attention, as well as easy access to an exclusive set of financial products and services and the professional guidance and support to take advantage of them. The Bank also recently expanded its mortgage operations to assist current and prospective homeowners in obtaining appropriate financing for their individual needs and repayment capabilities.

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

The Bank’s principal business consists of originating loans and attracting deposits. The Bank originates commercial loans, commercial real estate loans, construction loans, one- to four-family real estate loans, home equity loans and consumer loans. The Bank also invests in U.S. Treasury and U.S. Government agency securities and other securities including mortgage backed securities issued or guaranteed by the federal government.

Bank Services

The Bank’s Anne Arundel County service area is a highly concentrated, highly branched banking market. Competition in Anne Arundel County for loans to small businesses and professionals, the Bank’s target market, is intense and pricing, service and access to decision-makers are important. Deposit competition among institutions in Anne Arundel County also is strong.

The Bank is a full service commercial bank and offers a variety of products and services to both commercial and retail customers. Commercial services offered by the Bank include a variety of lending products including commercial real estate and commercial business loans, cash management services and letters of credit. Commercial business loans are typically made on a secured basis to corporations, partnerships and individual businesses. On the deposit side commercial customers are offered cash management services including account analysis, remote deposit capture, merchant services and a wide array of deposit products. To a lesser extent, the Bank offers consumer loans to its retail customers, including mortgages, home equity loans and lines of credit and new and used car and boat loans. The Bank’s retail banking services also include a variety of deposit products including transaction accounts, a high yielding savings account, money market accounts, certificates of deposit and Individual Retirement Accounts. The Bank also participates in the Certificate of Deposit Account Registry Service® known as CDARS® that allows the Bank to offer FDIC insured deposits of up to $50 million to its customers.

Lending Activities

The Bank’s primary business is to make loans. Outstanding loan balances account for 67.0% of total assets at December 31, 2008. The Bank offers a wide selection of consumer loans to individuals primarily through its branch network. The Bank does a majority of its consumer lending on a secured basis with the highest percentage of loans secured by first and second liens on one- to four-family owner occupied residences. The Bank will originate and maintain servicing rights on some loans and sell others into the secondary market. In addition to consumer mortgage loans the Bank offers a variety of home equity products including fixed rate amortizing term loans and revolving lines of credit. The Bank generally requires that the loan to value for such loans be below 80%. Annapolis’ proximity to the Chesapeake Bay provides the Bank with a unique consumer demand for boat financing. Boat loans are typically granted for both new and used boats for terms up to 15 years. The Bank also offers new and used auto loans.

The Bank provides numerous commercial lending products and services to businesses operating in the Bank’s primary market area. These loans consist of lines of credit, which may require an annual repayment, adjustable-rate loans with terms of five to seven years, and fixed-rate loans with terms of up to five years. Such loans are generally secured by receivables, inventories, equipment and other assets of the business. The Bank generally requires personal guarantees on its commercial loans. The Bank also offers unsecured commercial loans to businesses on a selective basis. These types of loans are made to existing customers and are of a short duration, generally one year or less. The Bank also originates commercial loans which are guaranteed by the Small Business Administration. The Bank has been a participant in a variety of SBA loan programs. Refer to pages 22 to 27 for a more detailed discussion on the Bank’s lending activities.

Investment Activities

The Bank’s second largest asset is its investment portfolio, accounting for 21.2% of total assets at December 31, 2008. The investment portfolio generally consists of U.S. Government and Agency notes, and Government guaranteed and private label mortgage backed securities. Management invests excess liquidity following specific policies and procedures that limit the Bank’s exposure to any one type of investment. The Bank’s policy generally requires that each investment be rated “A” or better. All investments are made with the intent to preserve and protect the capital of the Bank.

Investment targets such as total investment securities, the mix of investment products and the average life of the investment are derived from the Bank’s strategic plan and expected liquidity requirements. Strategies to achieve these targets are the responsibility of the Bank’s Asset and Liability Committee. For a further discussion on the Bank’s investment activities refer to pages 21 through 22.

Employees

At December 31, 2008 the Bank employed 85 full-time and 9 part-time individuals. Six of these individuals are executive officers of the Bank. None of the employees are employees of the Company. The Bank provides both full- and part-time individuals with a comprehensive benefit program that includes health and dental insurance, Bank paid life and short-and long-term disability insurance, access to vision and catastrophic health insurance and a 401(k) plan.

Regulation and Supervision

General

The supervision and regulation of the Company and the Bank by the banking agencies is intended primarily for the protection of depositors, the deposit insurance fund of the FDIC, and the banking system as a whole, and not for the protection of shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.

The following description summarizes some of the laws to which the Company and the Bank are subject. References in the following description to applicable statutes and regulations are brief summaries of these statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

The Company, by virtue of its control of the Bank, is a registered bank holding company as defined under the Bank Holding Company Act of 1956 (“the Act”). As a bank holding company, the Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the Federal Reserve Board (“FRB”) under the Act.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Sarbanes-Oxley represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. It is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. The provisions of Sarbanes-Oxley took effect upon passage and are subject to rulemaking by the Securities and Exchange Commission and the self-regulatory organizations. The regulations:

•	Require CEOs and CFOs to certify their company’s financial reports, filings and control systems;

•	Require increased disclosure and reporting obligations for the company, its officers and directors, and its affiliates;

•	Require that the company comply with new audit committee independence and auditor independence requirements; and

•	Implement new corporate responsibility requirements and provide additional corporate and criminal fraud accountability.

The Company is continuing to monitor the passage of new and amended regulations and is taking appropriate measures to comply with them. Although the Company has incurred additional expense in complying with the various provisions of Sarbanes-Oxley and the new and amended regulations, such compliance has not had a material impact on the Company’s results of operations or financial condition.

The Bank

Effective November 1, 2000, the Company changed the Bank charter from a national charter to a state charter. As a result, the Bank is now regulated by the State of Maryland Department of Labor, Licensing and Regulation. The Bank is subject to extensive regulation, examination and supervision by the State of Maryland as its primary regulator, the Federal Reserve Bank of Richmond as its secondary regulator and the FDIC, as the deposit insurer. The Bank must file reports with the Federal Reserve and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of other institutions. The state and the Federal Reserve conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. Many aspects of the Bank’s operations are regulated by federal law including allowable activities, reserves against deposits, branching, mergers and investments. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the State of Maryland, the Federal Reserve, the FDIC or Congress, could have a material adverse impact on the Company or the Bank and their operations.

Insurance of Deposit Accounts. The Bank’s deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The DIF was created by the merger of the Bank Insurance Fund and Savings Association Insurance Fund provided for in the Federal Deposit Insurance Reform Act of 2005, as enacted in February 2006. The FDIC utilizes a risk-based premium system to evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The FDIC’s risk-based premium system provides for quarterly assessments. Assessment rates for insured institutions for the year ended December 31, 2008 ranged from five basis points for the healthiest institutions to 43 basis points for the riskiest.

On December 16, 2008, the FDIC approved the final rule to raise the risk-based deposit insurance assessment rates uniformly by seven basis points for the first quarter of 2009 assessment period beginning on January 1, 2009. On February 26, 2009, the FDIC approved the final rule to raise the assessment rates for the assessment period beginning on April 1, 2009 and subsequent assessment periods. The new assessment scheme will differentiate between risk profiles and will require riskier institutions to pay higher assessment rates based on classification into one of four risk categories. Institutions that are rated in the category with the lowest risk will see their initial base rates increase to between 12 and 16 basis points.

On February 26, 2009, the FDIC adopted an interim rule, with request for comment, to impose a one-time 20 basis point emergency special assessment effective on June 30, 2009 and to be collected on September 30, 2009. Based on our most recent FDIC deposit insurance assessment base, the emergency special assessment of 20 basis points, if implemented, would increase our FDIC deposit insurance premiums by approximately $320,000 in 2009. The FDIC has indicated in recent press reports that it may consider reducing the emergency special assessment by half to 10 basis points if, among other factors, Congress enacts legislation to expand the FDIC’s line of credit with the United States Department of the Treasury (the “Treasury”) to $100 billion.

On February 26, 2009, the FDIC adopted another interim rule, with request for comment, to have the option to impose a further special assessment of up to 10 basis points on an institution’s assessment base on the last day of any calendar quarter after June 30, 2009 to be collected at the same time the risk-based assessments are collected. The assessment will be imposed if the FDIC determines the Deposit Insurance Fund reserve ratio will fall to a level that would adversely affect public confidence or to a level close to zero or negative, among other factors. The ultimate goal of the increase in assessment rates and the proposed special assessments is to restore the DIF ratio to a minimum of 1.15 percent within the next seven years. However, the interim rules are subject to change and may or may not be enacted.

Given the enacted and proposed increases in assessments for insured financial institutions in 2009, the Company anticipates that FDIC assessments on deposits will have a significantly greater impact upon operating expenses in 2009 compared to 2008 and could materially affect our reported earnings, liquidity and capital.

Temporary Liquidity Guarantee Program. In November 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. In December 2008, the Company elected to participate in the guarantee program for deposit accounts and opted out of the guarantee program for unsecured debt.

Emergency Economic Stabilization Act of 2008. On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Secretary of the Treasury to establish the Trouble Asset Relief Program (the “TARP”). Pursuant to TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In addition, under TARP, the Treasury created the Capital Purchase Program (the “CPP”), pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which is intended, among other things, to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting dislocations in the financial markets. ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation of certain of the most highly-compensated employees and executive officers of financial institutions, such as the Company, that participated in the TARP CPP. Compliance requirements under ARRA for TARP recipients, which will be further described in rules to be adopted by the Securities and Exchange Commission and standards to be established by the Treasury, include restrictions on executive compensation and corporate governance requirements.

Comprehensive Financial Stability Plan of 2009. On February 10, 2009, the Secretary of the Treasury announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the EESA. The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, (iv) assistance for homeowners to reduce mortgage payments and interest rates and (v) establishment of loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $100 billion will be required to undergo a comprehensive “stress test” to determine if they have sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected. Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions, executive compensation and additional disclosure requirements.

Forward Looking Statements

This Annual Report on Form 10-K contains statements that constitute forward-looking statements, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1955. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, including but not limited to: changes in interest rates, deposit flows, cost of funds and demand for financial services; general economic conditions; legislative and regulatory changes; changes in tax policies, rates and regulations of federal, state and local tax authorities; and changes in accounting principles, policies and guidelines. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in the Company’s filings with the Securities and Exchange Commission.

The Company does not intend to update these forward-looking statements, whether written or oral, to reflect change. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

ITEM 1A.	RISK FACTORS

An investment in our Company is subject to certain risks. The following is a summary of certain risks identified by us as affecting our business. You should carefully consider the following risks and other information contained in this Annual Report on Form 10-K, before making a decision as to whether to invest in our securities. Additional risks and uncertainties, including those not presently known to us or that we currently consider immaterial, may also impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the value of our securities could decline, and you may lose all or part of your investment. These risk factors may cause our future earnings to be lower or our financial condition to be less favorable than we expect. In addition, other risks of which we are not aware, which relate to the banking and financial services industries in general, may cause earnings to be lower, or hurt our future financial condition. You should read this section together with the other information in this Annual Report on Form 10-K. The risks discussed below also include forward-looking statements, and our actual results may differ materially from those discussed in these forward-looking statements.

Risks Related to our Industry and Business

If economic conditions continue to deteriorate our results of operations and financial condition could be adversely affected as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases. The capital and credit markets have been extremely volatile for over twelve months and there have been significant declines in the residential real estate market during the same period. As a result, we continue to experience weaknesses in our residential construction, home equity, commercial mortgage and one-to-four family residential loan portfolios as loan delinquencies increase, collateral values decline and the potential for foreclosures increases. Although our commercial loan portfolio continues to perform well given the current instability in the economy, a worsening of these conditions may adversely impact this portfolio.

In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of consumer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings. In addition, our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. Therefore, in addition to worsening performance of our current portfolio, our ability to make loans currently and in the foreseeable future has been impacted, which will likely adversely affect our ability to generate interest income at levels consistent with historic performance.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

We do not expect improvement in these current market conditions in the near future, which will continue to negatively impact the market value of collateral securing the loans in our portfolio, our customers’ ability to repay outstanding loans and our ability to both lend and borrow. As a result, we expect current market conditions will continue to negatively affect our business, financial condition and results of operations.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. The recently enacted EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP CPP. Under the TARP CPP, Treasury is purchasing equity securities from participating institutions. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. In addition, current initiatives of President Obama’s Administration and the possible enactment of recently proposed bankruptcy legislation may adversely affect our financial condition and results of operations.

The financial services industry is likely to face increased regulation and supervision as a result of the existing financial crisis, and there may be additional requirements and conditions imposed on the Company as a result of our participation in the TARP CPP. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. The effects of such recently enacted, and proposed, legislation and regulatory programs on the Company cannot reliably be determined at this time.

Our focus on and concentration of commercial and real estate loans may increase the risk of credit losses. We offer a variety of loans including commercial business loans, commercial real estate loans, residential mortgage loans, construction loans, home equity loans and consumer loans. We secure many of our loans with real estate (both residential and commercial) in Anne Arundel County, a suburb of Baltimore, Maryland and Washington, D.C.; currently 75% of our loan portfolio consists of mortgage and residential and commercial real estate loans, including construction and home equity loans. While we believe our credit underwriting adequately considers the underlying collateral in the evaluation process, the recent real estate downturn has adversely impacted our loan portfolio. Further deterioration in the commercial and residential real estate market could cause further deterioration in the collateral securing these loans. As a result, our ability to recover on defaulted loans by selling the underlying collateral (i.e. the real estate) would decrease, and we would suffer additional losses on defaulted loans. This would adversely impact our business, results of operations and financial condition.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease. We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review and evaluate, among other things, our loans and our loss and delinquency experience and current economic conditions. If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

Material additions to our allowance would materially decrease our net income. In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs may have a material adverse effect on our results of operations and financial condition.

Our profitability depends on interest rates and changes in monetary policy may impact us. Our results of operations depend to a large extent on our “net interest income,” which is the difference between the interest expense incurred in connection with our interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from our interest-earning assets, such as loans and investments. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, competitive factors heavily influence the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable interest margin.

Because BankAnnapolis serves a limited market area in Maryland, an economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse. Our current market area consists of the Maryland county of Anne Arundel, a suburb of Baltimore, Maryland and Washington, D.C. and, to a lesser extent, Queen

Anne’s County, Maryland. As a community bank, we do not intend to have a broad geographic diversification. As a result, if the current or future economic downturns affects our market area to a greater extent than other areas of the country, or if our market area experiences economic problems that do not affect a larger portion of the country, such conditions may more severely affect our business and financial condition than it affects our larger bank competitors. Our larger competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area.

We may be required to raise capital in the future, but that capital may not be available or may not be on acceptable terms when it is needed. We are required by federal regulatory authorities to maintain adequate capital levels to support operations. Our ability to raise additional capital is dependent on capital market conditions at that time and on our financial performance. Current market conditions have made it harder to access capital, due to both decreased stock prices and the general decrease in available credit. If we cannot raise additional capital when needed, our ability to further expand operations through internal growth and deposit gathering could be materially impaired.

We face substantial competition which could adversely affect our growth and operating results. Competition in the banking and financial services industry is intense. In our market area, we compete with, among others, commercial banks, savings institutions, mortgage brokerage firms, credit unions, mutual funds and insurance companies operating locally and elsewhere. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases, have greater financial resources and lending limits than we do, and are able to offer certain services that we do not or can not offer. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by our competition may limit our ability to increase our interest earning assets.

We face limits on our ability to lend. We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2008, we were able to lend approximately $5.0 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

Rising interest rates may hurt our profits. To be profitable, we have to earn more money in interest we receive on loans and investments than we pay to our depositors and lenders in interest. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, other mortgage-related investments and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down. In addition, rising interest rates may hurt our income, because they may reduce the demand for loans, and the value of our securities.

Our need to comply with extensive and complex governmental regulation could have an adverse effect on our business and our growth strategy. The banking industry is subject to extensive regulation by state and federal banking authorities. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and BankAnnapolis specifically, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably.

In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

In addition, as a result of the current market turmoil, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. This increased government action may increase our costs and limit our ability to pursue certain business opportunities.

We depend on the services of key personnel. The loss of any of these personnel could disrupt our operations and our business could suffer. Our success depends substantially on the skills and abilities of our senior management team, including Richard M. Lerner, our Chairman and Chief Executive Officer, Margaret Theiss Faison, our Chief Financial Officer and Treasurer,

Robert E. Kendrick, III, our Chief Credit Officer, Ronald M. Voigt, our Chief Business Development Officer and Patsy J. Houck, our Chief Operations Officer. They provide valuable services to us and would be difficult to replace. We have not entered into employment agreements with these executives and they are therefore free to unilaterally terminate their employment with us at any time.

In addition, our growth and success and our anticipated future growth and success, in large part, is due and we anticipate will be due to the relationships maintained by our banking executives with our customers. The loss of services of one or more of these executives or other key employees could have a material adverse effect on our operations and our business could suffer. The experienced commercial lenders that we have hired are not a party to any employment agreement with us and they could terminate their employment with us at any time and for any reason.

We may lose members of our management team due to compensation restrictions. Our ability to retain key officers and employees may be negatively impacted by recent legislation and regulation affecting the financial services industry. On February 17, 2009, the ARRA was signed into law. While the Treasury must promulgate regulations to implement the restrictions and standards set forth in the new law, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and will generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the CPP, remains outstanding. As a result of our participation in the TARP CPP, the restrictions and standards set forth in the ARRA are applicable to the Company. Such restrictions and standards may impact management’s ability to retain key officers and employees as well as our ability to compete with financial institutions that are not subject to the same limitations as the Company under the ARRA.

The costs of being a public company are proportionately higher for small companies like us due to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The executive offices of the Company and the Bank are located at 1000 Bestgate Road, Suite 400, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 2008:

	Leased/ Owned	Original Year Leased or Location Acquired	Year of Lease Expiration		Net Book Value of Property or Leasehold Improvements at December 31, 2008 ($000)
Administration (2)	Owned	2001	N/A		$4,604
Bestgate	Owned	2001	N/A		1,308
Edgewater	Land Leased	1996	2016	(1)	549
Cape St. Claire	Leased	1995	2010	(1)	30
Kent Island	Land Leased	1990	2023	(1)	1,628
Severna Park	Leased	1996	2013	(1)	17
BayWoods	Leased	2003	2013	(1)	7
Market House	Leased	2006	2011	(1)	93
Annapolis Towne Centre	Leased	2008	2018	(1)	356

(1)	These leases may be extended at the option of the Company for periods ranging from one to twenty years.
(2)	The Company owns an undeveloped piece of property in Odenton, Maryland for future branch expansion.

On July 1, 2001, the Bank entered into a three year lease for the second floor space of the Bank’s headquarters building with Heim and Associates, P.A., now HeimLantz Professional Corporation, an accounting firm whose President is a director of the Company and the Bank. The current lease rate is $197 thousand per annum with the initial lease rate set at the inception of the lease in 2001 based on market rates at that time as determined by an independent commercial real estate services firm not affiliated with the Company or the Bank. The initial lease term of 3 years expired in June 30, 2005. The lease is now in the final renewal period.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Value and Dividend Information

The Company’s common stock is listed on The NASDAQ Capital Market® under the symbol “ANNB.” The Company’s stock began trading on October 1, 1997. At December 31, 2008 the closing price was $3.35 per share.

As of March 1, 2009 the Company has outstanding 3,851,095 shares of common stock held by approximately 208 shareholders of record. On January 30, 2009 the Company sold 8,152 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) to one shareholder, the Treasury under the Treasury’s TARP CPP. The shares have a liquidation preference of $1,000 per share for an aggregate purchase price of $8.152 million. The Company has also issued a warrant to purchase 299,706 shares of common stock which may be purchased upon exercise of the warrant at a price of $4.08 per share. The warrant is also issued to the Treasury under the Capital Purchase Program. The warrant expires on January 30, 2019. The issuances of the warrant and the Series A Preferred Stock were completed in a private placement to Treasury exempt from the registration requirements of the Securities Act of 1933.

Under the terms of the CPP the Company will be required to pay a 5% per annum dividend on the Series A Preferred Stock for the three years beginning January 30, 2009 and a 9% dividend for the period thereafter. The first dividend is due to be paid to the Treasury on May 15, 2009 and quarterly thereafter.

The Company paid cash dividends for the first time to its stockholders during 1999 and discontinued the payment of cash dividends in 2002. The Company has no current plans to resume payments of cash dividends on its common stock as Management believes it is in the best interest of the Company to retain capital to support the growth of the Company.

As a condition to the Company’s participation in the CPP, the Company’s ability to declare or pay dividends on its common stock is restricted. Specifically, the company may not declare dividend payments on its common stock if it is in arrears on the dividends on the Series A Preferred Stock. Until the Series A Preferred Stock issued to the U.S. Treasury under the CPP is redeemed or transferred, the Company may not pay a cash dividend without approval from the Treasury.

A summary of the Company’s quarterly stock prices is shown below:

	2008			2007
	Stock Price Range		Per Share Dividend	Stock Price Range		Per Share Dividend
Quarter	High	Low		High	Low
1st	$8.20	$7.00	$0.0000	$10.00	$9.05	$0.0000
2nd	8.25	5.66	0.0000	9.75	8.63	0.0000
3rd	6.75	4.52	0.0000	9.41	7.60	0.0000
4th	6.49	3.00	0.0000	8.27	6.85	0.0000

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the Company’s selected financial information and other financial data. The selected balance sheet and statement of income data are derived from our audited financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report. Results for past periods are not necessarily indicative of results that may be expected for any future period.

Selected Consolidated Financial Highlights

Selected Consolidated Financial Data at and for years ended December 31,

Selected Financial Data	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Total assets	$394,916	$361,879	$351,861	$304,916	$284,188
Total loans, net	264,093	243,905	219,794	202,568	202,296
Total deposits	300,627	291,589	274,175	249,949	226,834
Securities sold under agreement to repurchase	12,639	13,337	17,734	12,986	7,901
Short-term debt	—	4,170	—	—	—
Long-term debt	45,000	25,000	35,000	20,000	30,000
Stockholders’ equity	26,814	26,852	24,121	20,959	18,662

Selected Operating Data
Interest income	$21,800	$22,466	$19,846	$17,104	$13,260
Interest expense	8,765	10,616	8,034	5,633	3,641

Net interest income	13,035	11,850	11,812	11,471	9,619
Provision for credit losses	2,375	448	12	442	294

Net interest income after provision for credit losses	10,660	11,402	11,800	11,029	9,325
Noninterest income	1,753	1,831	1,850	2,210	2,025
Noninterest expense	10,325	9,490	8,959	8,622	7,946

Income before income taxes	2,088	3,743	4,691	4,617	3,404
Income tax expense	661	1,319	1,740	1,636	1,231

Net income	$1,427	$2,424	$2,951	$2,981	$2,173

Key Financial Ratios and Other Data	2008	2007	2006	2005	2004
Return on average assets Net income divided by average assets	0.38%	0.69%	0.93%	0.97%	0.84%
Return on average equity Net income divided by average equity	5.41%	9.51%	13.21%	15.04%	12.48%
Equity to asset ratio Average equity divided by average assets	7.01%	7.28%	6.96%	6.46%	6.73%
Diluted earnings per share (1)	$0.35	$0.58	$0.70	$0.71	$0.52
Book value per share (1)	$6.98	$6.69	$5.88	$5.15	$4.61
Tangible book value per share (1)	$6.98	$6.69	$5.88	$5.15	$4.61
Number of shares outstanding (1)	3,842,943	4,014,928	4,101,893	4,072,800	4,050,480
Efficiency ratio	69.82%	69.37%	65.58%	63.02%	68.24%
Interest rate spread	3.28%	3.06%	3.47%	3.65%	3.71%
Net interest margin	3.65%	3.59%	3.96%	4.00%	4.00%
Risk based capital ratio – Tier 1	11.37%	12.49%	12.74%	12.31%	11.14%
Risk based capital ratio – Total	12.62%	13.39%	13.58%	13.23%	12.00%

(1)	Adjusted to effect a four-for-three stock split in the form of a stock dividend issued on December 3, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Annapolis Bancorp, Inc. on a consolidated basis with its wholly owned subsidiary, BankAnnapolis, for the periods presented, and should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this annual report.

The Bank and, as a result, the Company, have not been immune to the impact of the economic downturn in the United States during 2008. With real estate collateral values continuing to fall and economic conditions worsening the Bank continued to build its reserve for credit losses recording a provision of $2.4 million in 2008 compared to $448 thousand in 2007.

The Company reported net income for 2008 of $1.4 million, a decrease of $997 thousand or 41.1% from 2007 net income of $2.4 million. The decrease in 2008 earnings was primarily due to the higher provision for credit losses noted above, lower interest income and higher noninterest expense. Earnings per diluted share were $0.35 compared to $0.58 per share in 2007.

The primary source of income of the Bank is interest on its loan and investment portfolios, while one of the principal expenses of the Bank is interest on its deposit accounts and borrowings. The difference between interest income on interest earning assets and interest expense on interest bearing liabilities is referred to as net interest income. Net interest income was $13.0 million for 2008, an increase of $1.2 million or 10.0% compared to $11.8 million in 2007. Total assets were $394.9 million as of December 31, 2008, a $33.0 million or a 9.1% increase over December 31, 2007 total assets of $361.9 million. The Company’s return on average assets was 0.38% and 0.69% for the years ending December 31, 2008, and 2007, respectively. The Company’s return on average equity was 5.41% and 9.51% for the years ending December 31, 2008, and 2007, respectively.

At December 31, 2008 the Bank’s gross loan portfolio totaled $268.4 million. Of this amount, $53.4 million or 19.9% were commercial loans, $78.2 million or 29.1% were commercial real estate loans, $28.4 million or 10.6% were construction loans, $66.9 million or 24.9% were one- to four-family residential mortgage loans, $27.1 million or 10.1% were home equity loans, and $14.4 million or 5.4% were consumer and other loans.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or are provided by other third-party sources, when available.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements which can be found on page 35 and continuing to page 39. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements found on pages 35 and 36 describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Credit Risk Management section of this financial analysis.

Financial Condition as of December 31, 2008 and 2007 and Results of Operations for the Years then Ended

The Company, through its Bank subsidiary, functions as a financial intermediary, and as such its financial condition and results of operations can be examined in terms of developing trends in its sources and uses of funds. These trends are the result of both external environmental factors, such as changing economic conditions, regulatory changes and competition, and also internal environmental factors such as management’s evaluation as to the best use of funds in these changing conditions.

Total assets increased by $33.0 million or 9.1% during 2008 to $394.9 million from $361.9 million at December 31, 2007. Total deposits and securities sold under agreements to repurchase, the Company’s primary sources of funds, increased $8.4 million or 2.7% to $313.3 million from $304.9 million at December 31, 2007. Time deposits totaled $92.5 million or 30.8% of the Bank’s total deposits at December 31, 2008, compared to $95.1 million or 32.6% in 2007. Savings and money market accounts, the largest portion of the Bank’s total deposits, totaled $143.1 million or 47.6% of the Bank’s total deposits at December 31, 2008, compared to $130.1 million or 44.6% in 2007. The increase in savings and money market deposits was due to the success of the Bank’s premium rate savings account that attracted new savings customers. NOW accounts totaled $26.0 million or 8.6% and

$28.3 million or 9.7% of total deposits at December 31, 2008 and 2007, respectively. The decrease in NOW accounts is the result of lower balances in mortgage title company accounts. Demand, noninterest bearing accounts totaled $39.1 million or 13.0% of total deposits at December 31, 2008 and $38.1 million or 13.1% at December 31, 2007. Securities sold under agreements to repurchase decreased $0.7 million or 5.2% to $12.6 million at December 31, 2008 compared to $13.3 million at December 31, 2007. Overnight borrowings at December 31, 2008 were zero compared to $4.2 million at December 31, 2007 while long-term borrowings were $40.0 million at December 31, 2008 compared to $20.0 million at December 31, 2007.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The proceeds of the securities were used to provide funding for future growth and to improve the Company’s capital ratios. The current cost of these securities is 4.62%.

The Company’s primary uses of funds are for loans and investments. Loans, excluding deferred fees/costs and discounts and the allowance for credit losses, increased by $22.0 million or 8.9% to $268.4 million at December 31, 2008 from $246.3 million a year earlier. Real estate loan balances increased by $14.5 million or 9.2% ,commercial loans increased by $7.3 million or 16.0% and construction loans increased by $3.8 million or 15.5%, while installment and other consumer loans decreased by $3.6 million or 20.2%.

Operating Results

The following discussion outlines some of the more important factors and trends affecting the earnings of the Company as presented in its consolidated statements of income.

Net Interest Income

Net interest income is the difference between interest income and interest expense and is generally affected by increases or decreases in the amount of outstanding interest earning assets and interest bearing liabilities (volume variance). This volume variance coupled with changes in interest rates on these same assets and liabilities (rate variance) equates to the total change in net interest income in any given period. The table on page 15 sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Net interest income for the year ended December 31, 2008, was $13.0 million, representing an increase of $1.2 million or 10.0% from net interest income of $11.8 million for the year ended December 31, 2007. The increase in net interest income is due primarily to increased average loan and interest bearing deposits with other banks balances and a decrease in the cost of interest bearing deposits. The net interest margin was 3.65% for the year ended December 31, 2008 and 3.59% for the year ended December 31, 2007. Net interest income for 2008 includes $176 thousand of interest collected on a cash basis related to loans on nonaccrual status, compared to $147 thousand of interest collected on nonaccrual loans in 2007.

Rate/Volume Analysis

	2008 vs. 2007				2007 vs. 2006
	Increase or (Decrease)	Due to Change in			Increase or (Decrease)	Due to Change in
		Volume	Rate	Rate/ Volume		Volume	Rate	Rate/ Volume
	(Dollars in thousands)
Interest income on:
Loans	$(614)	$1,585	$(2,019)	$(180)	$1,764	$1,437	$300	$27
Investment securities	289	31	256	2	657	384	243	30
Interest bearing deposits in other banks	247	357	(8)	(102)	29	—	—	29
Federal funds sold and other overnight investments	(588)	(119)	(542)	73	170	169	1	—

Total interest income	(666)	1,854	(2,313)	(207)	2,620	1,990	544	86

Interest expense on:
NOW accounts	(12)	(11)	(1)	—	(11)	(13)	2	—
Money market accounts	(1,866)	(726)	(1,467)	327	969	616	278	75
Savings accounts	900	1,047	(70)	(77)	885	68	404	413
Certificates of deposit	(1,044)	(551)	(559)	66	871	231	603	37
Repurchase agreements	(356)	46	(374)	(28)	91	56	32	3
Short-term borrowing	(1)	—	—	(1)	1	—	—	1
Long-term borrowing	625	929	(120)	(184)	(235)	(179)	(70)	14
Junior subordinated debt	(97)	—	(97)	—	11	—	11	—

Total interest expense	(1,851)	734	(2,688)	103	2,582	779	1,260	543

Net interest income	$1,185	$1,120	$375	$(310)	$38	$1,211	$(716)	$(457)

Interest Income

The Company’s interest income decreased $666 thousand or 3.0% to $21.8 million for the year ended December 31, 2008 from $22.5 million for the year ended December 31, 2007. The decrease in interest income can be attributed to an increase in average earning assets offset by a decrease in the yield earned on those assets. Average loans increased $20.8 million or 8.9%, while the loan yield decreased to 6.77% for the year ended December 31, 2008 from 7.63% for the year ended December 31, 2007. Contributing to the increase in interest income is an increase in average interest bearing balances with other banks and an improvement in the yield on the securities portfolio. Average interest bearing balances with banks increased in total by $7.8 million or 1245.9%, while the yield on investment securities increased to 5.05% for the year ended December 31, 2008 from 4.77% for the year ended December 31, 2007.

Interest Expense

The Company’s interest expense decreased $1.8 million or 17.4% to $8.8 million for 2008, compared to $10.6 million for 2007. The decrease in interest expense for the year ended December 31, 2008 can be attributed primarily to lower interest rates on the Bank’s indexed money market accounts, certificates of deposit, repurchase agreement accounts and the junior subordinated debentures. Offsetting these decreases was an increase in the cost of Federal Home Loan Bank borrowings, increasing $625 thousand as the average balance increased $24.2 million to $39.7 million from $15.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Provision for Credit Losses

The Company recorded a provision for credit losses of $2.4 million for the year ended December 31, 2008 compared to $448 thousand for the year ended December 31, 2007. The increase in provision was primarily the result of an increase in gross loans of $22.0 million, the need to replenish the reserve for net charge-offs and an increase in nonperforming assets. Nonperforming loans at year end increased to $6.5 million for the year ended December 31, 2008 from $1.1 million for the year ended December 31, 2007. Net charge-offs of loans deemed uncollectible totaled $535 thousand for the year ended December 31, 2008 compared to net charge-offs of $141 thousand for the year ended December 31, 2007. The charge-offs were concentrated in the consumer installment loan portfolio (primarily boat loans), one builder spec construction loan and a commercial loan to a retail business that shut down without notice. Where reasonable opportunities exist we are continuing efforts to recover our losses. See the discussion under the heading “Provision for Credit Losses and Credit Risk Management” for greater analysis regarding the Allowance for Credit Losses and related provision.

Noninterest Income

The Company’s primary sources of noninterest income are fees charged on deposit products, fees generated by the Bank’s VISA check card program, fees recognized on the origination of brokered residential mortgage loans and rental income from leasing space at the Bank’s headquarters building. Noninterest income decreased $78 thousand for the year ended December 31, 2008 to $1.7 million compared to $1.8 million for the year ended December 31, 2007, a decrease of 4.3%. Included in noninterest income for the year ended December 31, 2008 are losses on the disposal of obsolete fixed assets of $7 thousand and losses on the sale of repossessed boats of $24 thousand with no losses of either type for the year ended December 31, 2007. Fees charged on deposit products decreased $29 thousand or 2.3%, while mortgage banking fees totaled $58 thousand for the year ended December 31, 2008, a 7.4% increase from fees of $54 thousand for the year ended December 31, 2007. The Company recorded a gain on the sale of loans in the secondary market of $6 thousand for the year ended December 31, 2008. The Company did not fund mortgage loans sold in the secondary market in 2007. Rental income on the headquarters building totaled $190 thousand for year ended December 31, 2008 compared to $186 thousand for the year ended December 31, 2007.

Noninterest Expense

Noninterest expense increased $835 thousand or 8.8% to $10.3 million for the year ended December 31, 2008, compared to $9.5 million for the year ended December 31, 2007. The increase in noninterest expense was primarily due to increases in personnel expense related to the expansion of the Bank’s Business Development Group and higher occupancy costs associated with the Bank’s new Annapolis Towne Centre branch and extensive renovations at the Bank’s Edgewater branch.

Personnel expense increased $510 thousand or 9.2% to $6.0 million from $5.5 million, with $477 thousand related to additional business development and branch staff, annual salary increases and option expense and $136 thousand related to higher payroll tax and benefit costs. Offsetting these increases was a reduction in the cost of recruiting personnel of $103 thousand.

Occupancy and equipment expense increased $53 thousand or 4.3% due to increased utility costs of $26 thousand, increased amortization and depreciation of property and equipment of $12 thousand, costs associated with the new Annapolis Towne Centre branch of $12 thousand and increased property taxes of $4 thousand.

Marketing expense decreased $65 thousand or 17.0% as cable television advertising was reduced. Data processing expense increased $11 thousand or 1.4% due to account volume and new services such as remote deposit capture. FDIC expense increased $105 thousand for the year ended December 31, 2008 compared to the year ended December 31, 2007 as new rates took effect and a one time assessment credit allocated by the FDIC was used up.

Provision for Income Taxes

The Company and the Bank file consolidated federal income tax returns and separate Maryland income tax returns. The Company recognized $661 thousand and $1.3 million in income tax expense for the years ended December 31, 2008 and 2007, respectively, for an effective tax rate of 31.7% in 2008 and 35.2% in 2007. The decrease in the effective tax rate was due to nontaxable income increasing while income before taxes decreased substantially.

Results of Operations for the Years Ended December 31, 2007 and 2006

Net Income

Net income for the year ended December 31, 2007 totaled $2.4 million, a decrease of $527 thousand or 17.9% from 2006 earnings of $3.0 million. Earnings per diluted share were $0.58 for the year ended December 31, 2007 compared to $0.70 per diluted share for the year ended December 31, 2006.

Operating Results

The following discussion outlines some of the more important factors and trends affecting the earnings of the Company as presented in its consolidated statements of income.

Net Interest Income

Net interest income for the year ended December 31, 2007 was $11.8 million, representing an increase of $38 thousand or 0.3% from net interest income of $11.8 million for the year ended December 31, 2006. The increase in net interest income was due primarily to increased average loan and investment balances.

Interest Income

Interest income increased $2.6 million or 13.2% in 2007 compared to 2006, primarily due to an increase in earning assets and asset yields as average loans increased $19.2 million or 9.0% in 2007 and loan yields increased to 7.63% for the year ended December 31, 2007 from 7.49% for the year ended December 31, 2006. Average investment securities, including federal funds sold and other overnight investments, increased $12.6 million or 14.9%, while the yield on those same investments increased to 4.81% for the year ended December 31, 2007 from 4.52% for the year ended December 31, 2006.

Interest Expense

Interest expense increased $2.6 million or 32.1% to $10.6 million in 2007 compared to $8.0 million in 2006. The increase in interest expense for the year ended December 31, 2007 can be attributed to higher deposit costs offset by a decrease in the cost of Federal Home Loan Bank borrowings which decreased to 3.84% from 4.19% for the year ended December 31, 2006.

Provision for Credit Losses

The Company recorded a provision for credit losses of $448 thousand for the year ended December 31, 2007 compared to $12 thousand for the year ended December 31, 2006. See the discussion under the heading “Provision for Credit Losses and Credit Risk Management” for greater analysis and the methodology used regarding the Allowance for Credit Losses and related provision.

Noninterest Income

Noninterest income decreased $19 thousand or 1.0% during 2007 remaining at $1.8 million compared to 2006. Included in noninterest income for the year ended December 31, 2006 is a gain of $23 thousand on the prepayment of a Federal Home Loan Bank convertible advance of $5.0 million. Mortgage broker fees decreased $112 thousand for the year ended December 31, 2007. Fees charged on deposit products increased $81 thousand or 6.9%.

Noninterest Expense

Noninterest expense increased $531 thousand or 5.9% to $9.5 million in 2007 from $9.0 million in 2006. The increase in noninterest expense was primarily due to increases in business development staff and higher benefit costs. Occupancy and equipment costs increased $73 thousand for the year ended December 31, 2007 compared to 2006 due to full year costs associated with the new Kent Island and Market House branches.

Provision for Income Taxes

The Company and the Bank file consolidated federal income tax returns and separate Maryland income tax returns. The Company recognized $1.3 million and $1.7 million in income tax expense for the years ended December 31, 2007 and 2006, respectively, for an effective tax rate of 35.2% in 2007 and 37.1% in 2006.

Consolidated Average Balances, Yields and Rates

The following table presents a condensed average balance sheet as well as income/expense and yields/costs of funds thereon for the years ended December 31, 2008, 2007 and 2006. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities for the periods shown. Average balances are derived from average daily balances. The yields and costs include loan fees that are considered adjustments to yields. Net interest spread, the difference between the average rate on interest bearing assets and the average rate on interest bearing liabilities, increased to 3.28% for the year ended December 31, 2008 from 3.06% at December 31, 2007.

	Years Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(Dollars in thousands)
Assets
Interest Earning Assets
Federal funds sold and other overnight investments	$14,614	$291	1.99%	$17,531	$879	5.01%	$13,648	$708	5.19%
Interest bearing balances in other banks	8,439	275	3.26%	627	29	4.63%	—	—	—
Investment securities	80,694	4,075	5.05%	79,403	3,785	4.77%	71,273	3,129	4.39%
Loans	253,581	17,159	6.77%	232,819	17,773	7.63%	213,640	16,009	7.49%

Total interest earning assets	357,328	21,800	6.10%	330,380	22,466	6.80%	298,561	19,846	6.65%
Noninterest Earning Assets
Cash and due from banks	5,413			5,636			6,205
Other assets	13,949			14,061			13,856

Total Assets	$376,690			$350,077			$318,622

Liabilities and Stockholders’ Equity
Interest Bearing Deposits
NOW accounts	$26,145	$53	0.20%	$31,699	$65	0.21%	$37,789	$76	0.20%
Money market accounts	62,402	1,396	2.24%	80,262	3,262	4.06%	63,270	2,293	3.62%
Savings accounts	71,090	1,851	2.60%	33,842	951	2.81%	16,750	66	0.39%
Certificates of deposit	89,799	3,647	4.06%	101,743	4,692	4.61%	95,935	3,821	3.98%
Repurchase agreements	16,749	257	1.53%	15,590	613	3.93%	14,084	522	3.71%
Short-term borrowings	—	—	0.00%	13	1	3.87%	—	—	0.00%
Long-term borrowings	39,708	1,229	3.10%	15,493	603	3.89%	19,718	838	4.19%
Junior subordinated debt	5,000	332	6.64%	5,000	429	8.46%	5,000	418	8.25%

Total interest bearing liabilities	310,893	8,765	2.82%	283,642	10,616	3.74%	252,546	8,034	3.18%

Noninterest Bearing Liabilities
Demand deposit accounts	37,819			39,794			42,714
Other liabilities	1,577			1,153			1,172
Stockholders’ Equity	26,401			25,488			22,190

Total Liabilities and Stockholders’ Equity	$376,690			$350,077			$318,622

Interest rate spread			3.28%			3.06%			3.47%
Ratio of interest earning assets to interest bearing liabilities			114.94%			116.48%			118.22%
Net interest income and net interest margin		$13,035	3.65%		$11,850	3.59%		$11,812	3.96%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.

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

Liquidity Risk Management and Capital Resources

The objective of liquidity management is to ensure that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Company are met, taking into account all on- and off-balance sheet funding demands. Liquidity management also includes ensuring that cash flow needs are met at a reasonable cost. Liquidity risk arises from the possibility the Company may not be able to satisfy current or future financial commitments, or the Company may become unduly reliant on alternative funding sources. The Company maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements which comply with regulatory guidance. The policy is updated at a minimum on a yearly basis. The liquidity position is continually monitored and reported monthly to the Board of Directors.

Deposits, commercial reverse repurchase agreements, and lines of credit are the primary sources of the Bank’s funds for lending and investing activities. During 2007 the Company repaid unfavorably priced advances that were matured or called totaling $25.0 million. The advances had an average cost of 4.44%. The Company replaced those advances with $15.0 million in new Federal Home Loan Bank advances in 2007 and $20 million in 2008 at an average cost of 3.09% bringing the total borrowings down to an average cost of 3.06%. Secondary sources of funds are derived from loan repayments and investment maturities. Loan repayments and investment maturities can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates, general market conditions and competition.

The Bank offers a variety of retail deposit account products to both consumer and commercial deposit customers. The Bank’s deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts and certificate of deposit accounts. The Bank also offers individual retirement accounts. Time deposits comprised 30.8% of the deposit portfolio at December 31, 2008. Core deposits, considered to be noninterest bearing and interest bearing demand deposit accounts, savings deposits and money market accounts, accounted for 69.2% of the deposit portfolio at December 31, 2008. This represents a 2.8% increase in the percentage of core deposits to total deposits. Core deposits accounted for 67.4% of the deposit portfolio at December 31, 2007.

The Bank intends to continue to emphasize retail deposit accounts as its primary source of liquidity. Since the introduction of its Superior Savings product in April 2007 the Bank has seen the balance in this account rise to $83.5 million at December 31, 2008. As of December 31, 2007 there was $33.6 million in Superior Savings balances. Deposit products are promoted in periodic newspaper advertisements, along with notices provided in customer account statements. The Bank’s market strategy is based on its reputation as a community bank providing quality products and personal customer service.

The Bank pays interest rates on interest bearing deposit products competitive with rates offered by other financial institutions in its market area, and in certain deposit categories may lead the market. Interest rates on deposits are reviewed by management which considers a number of factors including: (1) the Bank’s internal cost of funds; (2) rates offered by competing financial institutions; (3) investing and lending opportunities; and (4) the Bank’s liquidity position.

Jumbo certificates of deposit are accounts of $100,000 or more. These accounts totaled $36.5 million at December 31, 2008 and consisted principally of time certificates of deposit. The following table sets forth the amount and maturity of jumbo certificates of deposit at December 31, 2008:

Three Months or Less	Greater than Three Months to Six Months	Greater than Six Months to One Year	Greater than One Year	Total
(Dollars in thousands)
$9,603	$6,625	$11,859	$8,392	$36,479

Securities sold under agreements to repurchase represent transactions with customers for correspondent or commercial account cash management services. These are overnight borrowing arrangements with interest rates discounted from the federal funds sold rate. Securities underlying the repurchase agreements are maintained in the Company’s control. For the years ended December 31, 2008 and 2007, the average cost of these borrowings was 1.53% and 3.93%, respectively.

The Bank maintains a secured borrowing line with the Federal Home Loan Bank (FHLB) with the potential to draw up to $158.0 million, and may borrow up to $15.5 million under secured and unsecured lines established with correspondent commercial banks. In addition, the Bank has the ability to borrow directly from the Federal Reserve Bank discount window. At December 31, 2008, the Bank had advances outstanding of $40.0 million under the Federal Home Loan Bank’s convertible advance program and had no borrowings outstanding under its secured and unsecured lines of credit.

Potential adverse impacts on liquidity can occur as a result of changes in the estimated cash flows from investment, loan, and deposit portfolios. The Bank manages this inherent risk by maintaining a portfolio of available for sale investments and through secondary sources of liquidity including FHLB advances and reverse repurchase agreements. In addition, the Bank has the ability to increase its liquidity by raising interest rates on deposit accounts, selling loans in the secondary market or curtailing the volume of loan originations.

The Bank maintains the majority of the assets held for liquidity purposes in overnight federal funds.

Interest Rate Risk Sensitivity

Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of the Company’s interest earning assets and funding sources. Additionally, the Bank’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest bearing assets, such as loans and investments, and its interest expense on its funding sources, such as deposits and borrowings. Accordingly, the Bank’s results of operations and financial condition are largely dependent on movements in market interest rates and its ability to manage its assets in response to such movements.

The Bank attempts to manage fluctuations in interest rates by matching the maturities of its interest earning assets and interest bearing liabilities. The Bank’s current strategy to manage its sensitivity to interest rate fluctuations is to emphasize adjustable rate loans and to invest in short-term U.S. Government agency securities with maturities or call dates of five years or less. Prior to the most recent Federal Reserve rate changes the Bank increased its activity in fixed rate loans to stabilize the net interest margin. To reduce the negative impact of engaging in excessive fixed rate lending in a volatile rate environment, the Bank uses a third party for settlement of the majority of long-term fixed rate loans.

The following table summarizes the anticipated maturities or repricing of the Company’s interest earning assets and interest bearing liabilities as of December 31, 2008, and the Company’s interest sensitivity gap (i.e., interest earning assets less interest bearing liabilities). A positive gap for any time period indicates that more interest earning assets will mature or reprice during that period than interest bearing liabilities. The Company’s goal is to maintain a cumulative gap position for the period of one year or less of plus or minus fifteen percent in order to mitigate the impact of changes in interest rates on liquidity, interest margins and operating results. The actual results show the Bank to be more negatively gapped cumulatively in the three to twelve month category than the fifteen percent plus or minus goal. This is not seen as an issue at this time based on the current interest rate environment. As interest rates fall the negatively gapped scenario presented below will provide adequate cash flow while allowing for repayment of numerous deposit accounts

The analysis presented below represents a static gap position for interest sensitive assets and liabilities at December 31, 2008, and does not give effect to call features of investment securities and prepayment or extension of loans as a result of changes in general market rates.

Interest Sensitivity Gap Analysis

December 31, 2008

	Within Three Months	After Three but within Twelve Months	After One but within Five Years	After Five Years	Total
	(Dollars in thousands)
Assets
Federal funds sold and other overnight investments	$23,768	$—	$—	$—	$23,768
Interest bearing balances with banks	1,000	—	—	—	1,000
Investment securities (1)	351	—	3,625	76,190	80,166
Loans (2) (3)	76,481	26,757	112,141	48,544	263,923

	$101,600	$26,757	$115,766	$124,734	$368,857

Liabilities
Interest bearing liabilities
NOW accounts (5)	$2,596	$5,192	$18,170	$—	$25,958
Money market accounts (5)	34,222	5,385	10,770	—	50,377
Savings accounts (5)	76,893	3,521	12,324	—	92,738
Certificates of deposit (4)	28,456	41,997	22,036	—	92,489
Commercial repurchase agreements	12,639	—	—	—	12,639
Long-term borrowings	—	—	—	40,000	40,000
Junior subordinated debt	—	—	—	5,000	5,000

	$154,806	$56,095	$63,300	$45,000	$319,201

Interest sensitivity gap	$(53,206)	$(29,338)	$52,466	$79,734	$49,656
Cumulative interest sensitivity gap	$(53,206)	$(82,544)	$(30,078)	$49,656
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(14.42)%	(22.38)%	(8.15)%	13.46%

(1)	Net of Federal Reserve Bank, Federal Home Loan Bank stock and other equity investments by call date.
(2)	Loans scheduled by contractual maturities.
(3)	Net of non-accrual loans of $4.3 million and deferred costs of $204 thousand.
(4)	Certificates of deposits scheduled by contractual maturities.
(5)	NOW, savings and money market accounts are presented using decay rates and historical repricing patterns.

Investment Portfolio

At December 31, 2008, the Bank’s investment portfolio, which totaled $83.7 million, consisted primarily of U.S. Government Agency securities and mortgage-backed securities. The Company invests primarily in state tax exempt U.S. Government Agency securities in order to minimize its state income tax liability. Additionally, the Company owns $504,200 in stock of the Federal Reserve Bank of Richmond, $2,451,200 in stock of the Federal Home Loan Bank of Atlanta (FHLB) and a $564 thousand investment in a community development activity qualified mutual fund.

Investment decisions are made within policy guidelines established by the Board of Directors. It is the Bank’s policy to invest in non-speculative debt instruments, particularly debt instruments that are guaranteed by the U.S. Government or an agency thereof, to maintain a diversified investment portfolio which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level. To meet the credit risk objectives, non-government debt instruments must have a rating of “B” or better to be held in the portfolio. The Bank’s investment policy designates the investment portfolio to be classified as “available-for-sale,” unless otherwise designated. At December 31, 2008, 100% of the investment portfolio was classified available-for-sale. The composition of securities at December 31 for each of the past five fiscal years was:

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Available for Sale
U.S. Agency	$47,297	$55,496	$51,127	$44,315	$33,139
State and Municipal	834	868	1,029	—	—
Mortgage-backed	32,035	24,181	24,526	27,840	19,209
Equity Securities	3,519	2,578	2,975	1,747	2,092

Total Securities	$83,685	$83,123	$79,657	$73,902	$54,440

The following table presents maturities and weighted average yields for investments in available-for-sale securities net of Federal Reserve Bank and Federal Home Loan Bank stock and other equity securities.

December 31, 2008

	Years to Maturity
	Within One Year		Within One Year to Five Years		Within Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale
U.S. Agency	$351	3.50%	$3,131	5.24%	$41,828	5.09%
State and Municipal	—	0.00%	115	4.20%	719	4.41%
Mortgage-backed	—	0.00%	379	4.00%	765	5.50%

Total Debt Securities	$351	3.50%	$3,625	5.07%	$43,312	5.08%

	Greater than Ten Years
	Amount	Yield	Total
Available for Sale
U.S. Agency	$1,987	5.58%	$47,297
State and Municipal	—	0.00%	834
Mortgage-backed	30,891	5.16%	32,035

Total Debt Securities	$32,878	5.19%	$80,166

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

Analysis of Loans

The following table presents the composition of the loan portfolio over the previous five years:

As of December 31,

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$53,366	19.9%	$46,007	18.7%	$40,545	18.3%	$40,260	19.7%	$42,248	20.7%
Real estate loans
Commercial	78,215	29.1%	71,537	29.0%	60,995	27.5%	55,479	27.1%	48,628	23.8%
Construction	28,381	10.6%	24,563	10.0%	23,304	10.5%	25,646	12.5%	32,004	15.7%
One-to four-family	66,964	24.9%	64,796	26.3%	57,251	25.8%	39,018	19.1%	32,571	16.0%
Home equity	27,072	10.1%	21,376	8.7%	22,567	10.2%	25,134	12.3%	28,194	13.8%
Consumer loans	14,422	5.4%	18,070	7.3%	17,063	7.7%	18,977	9.3%	20,325	10.0%

Total loans	268,420	100.0%	246,349	100.0%	221,725	100.0%	204,514	100.0%	203,970	100.0%

Less:
(Unearned income), deferred costs	(204)		(161)		45		66		158
Allowance for credit losses	(4,123)		(2,283)		(1,976)		(2,012)		(1,832)

Net loans receivable	$264,093		$243,905		$219,794		$202,568		$202,296

The Bank’s loan portfolio consists of commercial, commercial real estate, residential construction, one- to four-family residential mortgage, home equity and consumer loans. At December 31, 2008 the Bank’s loan portfolio totaled $268.4 million, of which $53.4 million, or 19.9%, was commercial loans; $78.2 million, or 29.1%, was commercial real estate loans; $28.4 million, or 10.6%, was construction loans; $66.7 million, or 24.9%, was one- to four-family residential mortgage loans; $27.1 million, or 10.1%, was home equity loans, and; $14.4 million, or 5.4%, was consumer and other loans. All of the loans in the Bank’s portfolio are either adjustable-rate with terms to maturity of 30 days to 30 years or short- to intermediate-term fixed-rate loans.

The following table presents the maturity distribution of the loan portfolio:

As of December 31, 2008

(Dollars in thousands)

	Due in One Year or Less	Due after One Year but before Five Years	Due after Five Years	Nonaccrual Loans	90 Days Past Due	Total
	(Dollars in thousands)
Real estate loans
Construction	$22,815	$1,750	$—	$2,018	$1,798	$28,381
Mortgage	12,787	31,795	21,124	1,052	206	66,964
Commercial	12,272	50,488	15,455	—	—	78,215
Commercial loans	30,145	21,449	1,480	292	—	53,366
Home equity loans	23,105	2,850	789	328	—	27,072
Consumer loans	266	5,158	8,394	604	—	14,422

Total loans	$101,390	$113,490	$47,242	$4,294	$2,004	$268,420

	Due After One Year
	Fixed Rate	Variable Rate	Total
Real estate loans
Construction	$1,192	$558	$1,750
Mortgage	26,684	26,235	52,919
Commercial	24,646	41,297	65,943
Commercial loans	12,704	10,225	22,929
Home equity loans	2,850	789	3,639
Consumer loans	4,330	9,222	13,552

Total loans	$72,406	$88,326	$160,732

Commercial Lending. The Bank offers commercial business loans to businesses operating in the Bank’s primary market area. These loans consist of lines of credit, which may require an annual repayment, adjustable-rate loans with terms of five to seven years, and fixed-rate loans with terms of up to five years. Such loans are generally secured by receivables, inventories, equipment and other assets of the business. The Bank generally requires personal guarantees on its commercial loans. The Bank also offers unsecured commercial loans to businesses on a selective basis. These types of loans are made to existing customers and are of a short duration, generally one year or less. The Bank also originates commercial loans which are guaranteed by the Small Business Administration. The Bank has been a participant in a variety of SBA loan programs.

Commercial Real Estate Lending. The Bank originates adjustable-rate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings and retail facilities located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may generally be made in amounts up to 80-85% of the lower of the appraised value or sales price of the property, subject to the Bank’s current loans-to-one-borrower limit, which at December 31, 2008, was $5.0 million. These loans may be made with terms up to 30 years if owner occupied and are generally offered at interest rates which adjust annually or annually after an initial three-, five- or seven-year period in accordance with the prime rate, or the 3 and 5 year U.S. Constant Maturity Indices as reported in the Wall Street Journal. In reaching a decision whether to make a commercial real estate loan, the Bank considers the value of the real estate to be financed and the credit strength of the borrower and/or the lessee of the real estate project. The Bank has generally required that properties securing commercial real estate loans have debt service coverage ratios of at least 1.2:1.

Loans secured by commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property’s value, debt service coverage ratio, and, under certain circumstances, additional collateral. The Bank generally requires personal guarantees on its commercial real estate loans.

Construction Lending. The Bank originates construction loans on both one- to four-family residences and on commercial real estate properties. The Bank originates two types of residential construction loans, consumer and builder. The Bank originates consumer construction loans to build a primary residence, a secondary residence, or an investment or rental property. The Bank will originate builder construction loans to companies engaged in the business of constructing homes for resale. These loans may be for homes currently under contract for sale, model homes from which other homes will be marketed within a subdivision or, on a very limited basis, homes built for speculative purposes to be marketed for sale during construction. The Bank offers permanent end-financing to the Bank’s construction loan customers generally on a 3/1 or 5/1 ARM basis.

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

Construction loans are generally made in amounts up to 80% to 90% of the appraised market value of the security property. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by independent construction inspectors.

At December 31, 2008, the Bank had construction loans, including land acquisition and development loans, totaling $28.4 million, or 10.6% of the Bank’s total loan portfolio, of which $3.9 million consisted of one- to four-family residential construction loans, $11.1 million consisted of commercial real estate construction loans and $13.4 million consisted of land acquisition and development loans. Construction loans are generally considered to involve a higher degree of credit risk than long-term financing of improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest. Also, the Bank assumes certain risks associated with the borrowers’ ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, the Bank may be faced with a project which, when completed, has a value that is insufficient to assure full repayment.

One- to Four-Family Residential Mortgage Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans, first and second mortgage loans secured by one- to four-family residences and lot loans for one- to four-family residences located throughout the Baltimore-Washington Metropolitan area. It is currently the general policy of the Bank to originate for sale in the secondary market one- to four-family fixed-rate residential mortgage loans which conform, except as to size, to the underwriting standards of Fannie Mae and Freddie Mac, and to originate for investment adjustable rate one- to four-family residential mortgage loans. The Bank generally does not retain the servicing rights of loans it sells and sells such loans without recourse, with the exception of recourse in the event of breaches in any representations or warranties made by the Bank. The Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. One- to four-family mortgage loan originations are generally obtained from the Bank’s loan representatives and their contacts in the local real estate industry, direct contacts made by the Bank’s and the Company’s directors, existing or past customers, and members of the local communities.

At December 31, 2008, one- to four-family residential mortgage loans totaled $67.0 million, or 24.9% of total loans. Of the one-to four-family mortgage loans outstanding at that date, $29.5 million were fixed-rate loans with terms of up to fifteen years with a balloon payment at the end of the term, and $37.4 million were adjustable-rate loans with terms of up to 30 years and interest rates which adjust annually from the outset of the loan or which adjust annually after a 3 or 5 year initial period in which the loan has a fixed rate. The interest rates for the majority of the Bank’s adjustable-rate mortgage loans are indexed to the one-year Treasury Constant Maturity Index. Interest rate increases on such loans are limited to a 2% annual adjustment cap with a maximum adjustment of 6% over the life of the loan.

The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps to reduce the Bank’s exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default.

Periodic and lifetime caps on interest rate increases help to reduce the risks associated with the Bank’s adjustable-rate loans, but also limit the interest rate sensitivity of its adjustable-rate mortgage loans.

The Bank currently originates one- to four-family residential mortgage loans in amounts typically up to 80% (or higher with private mortgage insurance) of the lower of the appraised value or the selling price of the property securing the loan. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

Home Equity Lending. As of December 31, 2008, home equity loans totaled $27.1 million, or 10.1% of the Bank’s total loan portfolio. Fixed-rate, fixed-term home equity loans and adjustable rate home equity lines of credit are generally offered in amounts up to 90% of the market value of the security property. Home equity lines of credit are offered with terms up to twenty years. Of the $27.1 million in home equity loans, $2.9 million are fixed rate with terms up to 10 years. The remaining $24.2 million of the Bank’s home equity loans are adjustable rate and reprice with changes in the Wall Street Journal prime rate.

Consumer Lending. The Bank’s portfolio of consumer loans primarily consists of adjustable rate, personal lines of credit and installment loans secured by new or used automobiles, new or used boats, and loans secured by deposit accounts. At December 31, 2008, consumer loans totaled $14.4 million or 5.4% of total loans outstanding. Consumer loans are generally originated in the Bank’s primary market area.

Provision for Credit Losses and Credit Risk Management

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions.

The Bank’s allowance for credit losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for credit losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The Bank estimates an acceptable allowance for credit loss based upon loan risk ratings, prior periods’ charge-offs and specific loss reserves. This methodology is appropriate as the Bank has at least ten years of loan loss history, has a sufficient number of loans for broader base estimation processes to be meaningful and has a risk rating review system established for the purpose of maintaining accurate risk ratings on individual loans. The calculation of the allowance is based, in part, upon historical loss factors, as adjusted, for the major loan categories over the prior eight quarters. The factors used to adjust the historical loss experience address various risk characteristics of the Bank’s loan portfolio including (1) trends in delinquencies and other nonperforming loans, (2) results of independent loan reviews, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Bank’s credit administration and loan portfolio management processes, (7) changes in the experience, ability and depth of lending management and staff, (8) the effect of the recent decline in local real estate values on the level of potential credit losses in the Bank’s portfolio and (9) the impact of unresolved collateral and documentation exceptions on the potential credit losses in the Bank’s portfolio.

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $2.4 million for the year ended December 31, 2008 and $448 thousand in 2007. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the ratio of the allowance for credit losses to total gross loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans increased by $22.1 million for the year ended December 31, 2008. The Bank recorded charge-offs of $555 thousand on loans deemed uncollectible and recovered $20 thousand on previously charged-off loans. As of December 31, 2008, the Bank’s allowance for credit losses was $4.1 million or 1.54% of total loans and 63.6% of nonperforming loans as compared to $2.3 million, or 0.93% of total loans and 208.4% of nonperforming loans as of December 31, 2007. The Bank had total nonperforming loans of $6.5 at December 31, 2008 and $1.1 million at December 31, 2007, and nonperforming loans to total loans of 2.42% and 0.44% at December 31, 2008 and December 31, 2007, respectively.

The Bank places loans on a nonaccrual status after 90 days of not having received contractual principal or interest payments unless the loan is well secured and in the process of collection. In addition the Bank maintains a watch list of loans on a monthly basis that warrant more than the normal level of management supervision. At December 31, 2008 the Bank had approximately $24.0 million in watch list loans compared to $20.1 million at December 31, 2007.

We are beginning to experience weaknesses in our residential construction, home equity, commercial mortgage and one-to-four family residential loan portfolios as loan delinquencies increase, collateral values decline and the potential for foreclosures increases. General downward economic trends and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit (especially our boat loan portfolio), resulting in additional write-downs and loans placed on nonaccrual. At December 31, 2008 $4.3 million in loans were classified as nonaccrual compared to $787 thousand at December 31, 2007. Nearly half of the year-end nonaccrual total consisted of several loans to one builder developer who closed operations. Approximately 25% of the total is represented by a residential mortgage loan where the borrower was tragically killed in an accident. Consumer boat loans accounted for nearly 15% of the total nonaccrual loans at year end.

The Bank continues to monitor and modify its allowance for credit losses as conditions dictate. While management believes that,

based on information currently available, the Bank’s allowance for credit losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank’s level of allowance for credit losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for credit losses will not be necessary if economic and other conditions differ substantially from economic and other conditions at the time management determined the current level of the allowance for credit losses. Management may in the future increase the level of the allowance as its loan portfolio increases or as circumstances dictate.

The following table presents a three-year history for the allocation of the allowance for credit losses, reflecting use of the methodology presented above, along with the percentage of total loans in each category.

At December 31,

	2008		2007		2006
	Amount	Loan Mix	Amount	Loan Mix	Amount	Loan Mix
	(Dollars in thousands)
Amount applicable to:
Commercial	$1,211	29.4%	$526	18.7%	$505	18.3%
Real estate
Commercial	913	22.1%	736	29.0%	679	27.5%
Residential	236	5.7%	162	35.0%	147	36.0%
Construction	867	21.0%	364	10.0%	233	10.5%
Consumer	896	21.7%	495	7.3%	412	7.7%
Non specific	—	—	—	—	—	—

Total allowance	$4,123	100.0%	$2,283	100.0%	$1,976	100.0%

Analysis of Credit Risk

Activity in the allowance for credit losses for the preceding three years ended December 31 is shown below:

	2008	2007	2006
	(Dollars in thousands)
Total loans outstanding - at December 31	$268,216	$246,188	$221,770
Average loans outstanding for the year	253,581	232,819	213,640

Allowance for credit losses at beginning of period	$2,283	$1,976	$2,012

Provision charged to expense	2,375	448	12

Chargeoffs:
Commercial loans	259	—	—
Consumer and other loans	296	184	119

Total	555	184	119

Recoveries:
Commercial loans	—	—	—
Consumer and other loans	20	43	71

Total	20	43	71

Net charge-offs	535	141	48

Allowance for credit losses at end of year	$4,123	$2,283	$1,976

Allowance for credit losses as a percent of total loans	1.54%	0.93%	0.89%
Net charge-offs as a percent of average loans	0.21%	0.06%	0.02%

Nonperforming Loans and Other Delinquent Assets

Management performs reviews of all delinquent loans. Management will generally classify loans as nonaccrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Company will recognize interest on nonaccrual loans only when received. As of December 31, 2008 and 2007, the Company had $4.3 million and $787 thousand of nonaccrual loans, respectively. (See the previous discussion under the heading “Provision for Credit Losses and Credit Risk Management” for additional comments regarding nonaccrual loan activity.)

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of December 31, 2008 and 2007 the Company held no real estate owned as a result of foreclosure. Property held as the result of repossession totaled $182 thousand at December 31, 2008 and $137 thousand at December 31, 2007.

The following table shows the amounts of nonperforming assets at December 31 for the past five years.

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$292	$116	$332	$90	$312
Real estate	3,397	532	332	780	—
Consumer	604	139	190	375	287
Accrual loans – past due 90 days
Commercial	—	—	129	—	—
Real estate	2,005	172	34	698	—
Consumer	—	—	—	—	—
Restructured loans	—	—	—	—	—

Total nonperforming loans	6,298	859	1,017	1,943	599
Real estate owned	—	—	60	—	—
Repossessed assets	182	137	—	—	—

Total nonperforming assets	$6,480	$1,096	$1,077	$1,943	$599

Allowance for credit losses to total nonperforming loans	65.97%	238.06%	183.44%	103.55%	305.84%
Ratio of nonperforming loans to total loans	2.38%	0.39%	0.49%	0.95%	0.29%
Ratio of nonperforming assets to total assets	1.64%	0.30%	0.31%	0.64%	0.21%

Contractual Obligations

The Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date.

Payments due by Period	Total	Less than one year	One to three years	Three to five years	More than five years
	(Dollars in thousands)
Deposits with a stated maturity	$92,489	$70,356	$16,971	$5,162	$—
Long-term borrowings	40,000	—	—	—	40,000
Junior subordinated debentures	5,000	—	—	—	5,000
Operating lease obligations	2,762	353	647	545	1,217
Data processing contracts	960	386	553	21	—

	$141,211	$71,095	$18,171	$5,728	$46,217

Off-Balance Sheet Arrangements

As of December 31, 2008, the Company had a wholly-owned statutory trust formed for the purpose of issuing junior subordinated debentures in the form of trust preferred securities. The statutory trust has not been consolidated with the holding company.

The Company does have significant commitments to fund loans in the ordinary course of business. Such commitments and resulting off-balance sheet risk is discussed further in Note 7 to the consolidated financial statements.

Capital Management

During 2008, Stockholders’ Equity decreased by $38 thousand or 0.1% to $26.8 million from $26.9 million at December 31, 2007. The decrease was due primarily to the repurchase of 200,828 shares of common stock for the year ended December 31, 2008 at a total cost of $1.5 million offset by net income of $1.4 million and an increase in paid in capital of $214 thousand due to options exercised and expensed and shares purchased through the Company’s Employee Stock Purchase Plan. Also impacting the change in Stockholders’ Equity between December 31, 2008 and 2007 was a decrease in the accumulated other comprehensive income of $30 thousand and the negative impact of a change in accounting principles of $143 thousand.

Regulatory Capital Requirements

The Federal Reserve’s capital regulations require state member banks to meet two minimum capital standards: a 4% Tier 1 capital to total adjusted assets ratio (the “leverage” ratio), and an 8% risk-based capital ratio. Tier 1 capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related paid in capital, and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.

The risk-based capital standard requires the maintenance of Tier 1 and Total capital (which is defined as Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the Federal Reserve capital regulations based on the risks the agency believes are inherent in the type of asset. The regulators have recently added a market risk adjustment to cover a bank’s trading account, and foreign exchange and commodity positions. The components of Tier 1 capital are equivalent to those discussed above. Tier 2 capital may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock, and the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of Tier 1 capital.

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

At December 31, 2008, both the Company’s and the Bank’s Tier 1 and Total Risk-based capital ratios were 11.4% and 12.6%, respectively. The Bank was considered well-capitalized for regulatory purposes.

Subsequent to year end the Company participated in the Government sponsored TARP CPP which resulted in the Treasury purchasing 8,152 shares of Series A Preferred Stock at a value of $8.2 million. The Series A Preferred Stock qualifies as Tier 1 Capital. If the transaction had occurred prior to December 31, 2008 the Company’s Tier 1 and Total Risk-based capital ratios would have been 14.3% and 15.5%, respectively.

See Note 21 of the Consolidated Financial Statements for more information on the Bank’s risk-based capital ratios.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Nearly all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control over Financial Reporting

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Income — For the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows — For the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report

The Management of Annapolis Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K. These financial statements are in conformity with accounting principles generally accepted in the United States of America and, therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of other financial information that is included in this document.

Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s reporting in this annual report.

/s/ Richard M. Lerner
Richard M. Lerner
Chairman and Chief Executive Officer

/s/ Margaret Theiss Faison
Margaret Theiss Faison
Principal Financial and Accounting Officer

March 25, 2009

ANNAPOLIS BANCORP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Annapolis Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Annapolis Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annapolis Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 25, 2009

ANNAPOLIS BANCORP, INC.

Consolidated Balance Sheets ($000)

December 31,	2008	2007
Assets
Cash and due from banks	$4,346	$5,411
Interest bearing balances with banks	1,000	11,500
Federal funds sold	23,768	1,588
Investment securities available for sale	83,685	83,123
Loans, less allowance for credit losses of $4,123 and $2,283	264,093	243,905
Premises and equipment, net	9,651	9,179
Accrued interest receivable	1,768	1,794
Deferred income taxes	1,747	836
Investment in bank owned life insurance	4,085	3,927
Other assets	773	616

Total assets	$394,916	$361,879

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$39,065	$38,075
Interest bearing	261,562	253,514
Securities sold under agreements to repurchase	12,639	13,337
Short-term borrowings	—	4,170
Long-term borrowings	40,000	20,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest payable and other liabilities	9,836	931

Total liabilities	368,102	335,027

Stockholders’ Equity
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,842,943 shares in 2008 and 4,014,928 shares in 2007	38	40
Paid in capital	11,299	12,589
Retained earnings	15,517	14,233
Accumulated other comprehensive loss	40	10

Total stockholders’ equity	26,814	26,852

Total liabilities and stockholders’ equity	$394,916	$361,879

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Income ($000 except per share data)

Years Ended December 31,	2008	2007	2006
Interest and Dividend Income
Loans, including fees	$17,159	$17,773	$16,009
Interest bearing balances with banks	275	29	—
Federal funds sold	291	879	708
Mortgage-backed securities	1,220	1,191	1,211
U.S. Treasury securities and obligations of other U.S. Government agencies	2,676	2,426	1,781
State and municipal securities	38	36	13
Equity Securities	141	132	124

Total interest income	21,800	22,466	19,846

Interest Expense
Certificates of deposit, $100,000 or more	1,384	2,079	1,480
Other deposits	5,563	6,891	4,776
Securities sold under agreements to repurchase	257	613	522
Interest on short-term borrowings	—	1	—
Interest on long-term borrowings	1,561	1,032	1,256

Total interest expense	8,765	10,616	8,034

Net interest income	13,035	11,850	11,812
Provision for credit losses	2,375	448	12

Net interest income after provision for credit losses	10,660	11,402	11,800

Noninterest Income
Service charges and fees on deposits	1,228	1,257	1,176
Mortgage banking fees	58	54	166
Rental income	190	186	180
Other income	302	334	351
Net loss on sale of securities available for sale	—	—	(23)
Net loss on disposal of premises and equipment	(7)	—	—
Net gain on sale of loans	6	—	—
Net loss on sale of repossessed assets	(24)	—	—

Total noninterest income	1,753	1,831	1,850

Noninterest Expense
Personnel	6,024	5,514	5,130
Occupancy and equipment	1,286	1,233	1,160
Data processing	803	792	812
Marketing and advertising	317	382	448
Professional fees	374	280	195
FDIC insurance	138	33	31
Other operating	1,383	1,256	1,183

Total noninterest expense	10,325	9,490	8,959

Income Before Income Taxes	2,088	3,743	4,691
Income Tax Expense	661	1,319	1,740

Net Income	$1,427	$2,424	$2,951

Basic Earnings per Share	$0.37	$0.60	$0.72
Diluted Earnings per Share	$0.35	$0.58	$0.70

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income ($000)

For the years ended December 31, 2008, 2007 and 2006

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	Shares	Par Value
BALANCE JANUARY 1, 2006	4,072,800	$41	$13,171	$8,858	$(1,111)	$20,959
Net income	—	—	—	2,951	—	2,951	$2,951
Stock-based compensation	—	—	37	—	—	37
Stock options exercised	29,093	—	101	—	—	101
Unrealized loss on investment securities available for sale net of income taxes	—	—	—	—	73	73	73

BALANCE DECEMBER 31, 2006	4,101,893	41	13,309	11,809	(1,038)	24,121	$3,024

Net income	—	—	—	2,424	—	2,424	2,424
Stock-based compensation	—	—	70	—	—	70
Stock options exercised	6,188	—	21	—	—	21
Issuance of restricted stock	5,311	—	—	—	—	—
Employee stock purchase plan	708	—	5	—	—	5
Stock repurchased	(99,172)	(1)	(816)	—	—	(817)
Unrealized gain on investment securities available for sale net of income taxes	—	—	—	—	1,028	1,028	1,028

BALANCE DECEMBER 31, 2007	4,014,928	40	12,589	14,233	(10)	26,852	$3,452

Net income	—	—	—	1,427	—	1,427	1,427
Change in accounting principle for split dollar life insurance	—	—	—	(143)	—	(143)	(143)
Stock-based compensation	—	—	135	—	—	135
Issuance of restricted stock	2,000	—	—	—	—	—
Stock options exercised	24,403	—	66	—	—	66
Employee stock purchase plan	2,440	—	13	—	—	13
Stock repurchased	(200,828)	(2)	(1,504)	—	—	(1,506)
Unrealized gain on investment securities available for sale net of income taxes	—	—	—	—	(30)	(30)	(30)

BALANCE DECEMBER 31, 2008	3,842,943	$38	$11,299	$15,517	$(40)	$26,814	$1,254

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Cash Flows ($000)

Years Ended December 31,	2008	2007	2006
Cash Flows from Operating Activities
Net income	$1,427	$2,424	$2,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	520	508	477
Provision for credit losses	2,375	448	12
Origination of loans held for sale	(344)	—	—
Stock-based compensation	135	70	37
Deferred income taxes	(891)	(268)	1
Earnings on life insurance policies	(158)	(152)	(137)
Amortization of premiums and accretion of discounts, net	26	32	19
Loss on sale of securities	—	—	23
Loss on disposal of premises and equipment	7	—	—
Loss on sale of repossessed assets	24	—	—
Gain on sale of loans held for sale	(6)	—	—
(Increase) decrease in:		—	—
Accrued interest receivable	26	(134)	(237)
Repossessed assets	(69)	(77)	(60)
Other assets	(116)	(14)	95
Increase (decrease) in
Accrued interest payable	6	47	116
Accrued income taxes, net of taxes refundable	(72)	(125)	(271)
Deferred loan origination fees	42	(161)	(21)
Other liabilities	119	283	(36)

Net cash provided by operations	3,051	2,881	2,969

Cash Flows from Investing Activities
Proceeds from sales and maturities of securities available for sale	47,270	17,339	2,977
Purchase of securities available for sale	(47,908)	(19,281)	(8,663)
Contract to purchase available for sale securities	8,709	—	—
Net (increase) decrease in federal funds sold	(22,180)	28,779	(26,967)
Redemption of interest bearing certificates of deposit.	10,500	(11,500)	—
Net increase in loans receivable	(22,255)	(24,398)	(17,217)
Purchases of premises and equipment	(995)	(510)	(1,072)

Net cash used in investing activities	(26,859)	(9,571)	(50,942)

Cash Flows from Financing Activities
Net increase (decrease) in:
Time deposits	(2,635)	(7,351)	10,077
Other deposits	11,673	24,765	14,149
Securities sold under agreements to repurchase	(698)	(4,397)	4,748
Short-term borrowings	(4,170)	4,170	—
Proceeds from long-term borrowings	20,000	15,000	20,000
Maturities or repayment of long-term borrowings	—	(25,000)	(5,000)
Proceeds from stock options exercised	66	21	101
Proceeds from issuance of common stock	13	5	—
Stock repurchased	(1,506)	(817)	—

Net cash provided by financing activities	22,743	6,396	44,075

Net decrease in cash and cash equivalents	(1,065)	(294)	(3,898)
Cash and cash equivalents at beginning of year	5,411	5,705	9,603

Cash and cash equivalents at end of year	$4,346	$5,411	$5,705

Supplemental Cash Flow Information
Interest paid, including interest credited to accounts	$8,762	$10,569	$7,918
Income taxes paid	1,811	1,724	2,131
Non-cash investing activities
Transfers from loans to other assets	$182	$137	$—
Change in accounting method for split dollar life insurance	(143)	—	—

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Notes to Consolidated Financial Statements ($000 except share data)

For the years ended December 31, 2008, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies in the consolidated financial statements conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to conform with the 2008 presentation.

Business

Annapolis Bancorp, Inc. (the “Company”) was incorporated on May 26, 1988, under the laws of the State of Maryland to serve as a bank holding company. The Company (as a bank holding company) and the Bank are subject to governmental supervision, regulation, and control.

The principal business of BankAnnapolis is to make loans and other investments and to accept time and demand deposits. The Bank’s primary market area is in Anne Arundel County, Maryland, although the Bank’s business development efforts generate business outside of the area. The Bank offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit and other banking services.

The Bank funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans, and letters of credit. The Bank’s customers are primarily individuals and small businesses.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BankAnnapolis and Annapolis Bancorp Statutory Trust I. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements of Annapolis Bancorp, Inc. (Parent only) include its investment in the Bank under the equity method of accounting.

Cash Equivalents

For purposes of reporting cash flows, cash and demand balances due from banks are considered “cash equivalents” for financial reporting purposes.

Investment Securities

As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost. Securities which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity, on an after-tax basis. Investments in Federal Home Loan Bank and Federal Reserve stock are included with securities classified as available for sale and carried at cost.

Declines in the fair value of individual available for sale or held to maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by the rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years; and leasehold improvements are amortized over the term of the respective lease plus the first optional renewal period, if applicable. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life of the asset.

Loans Held for Sale

Beginning in 2008 the Company engaged in the sale of residential mortgage loans. Loans held for sale are carried at the lower of aggregate cost or fair market value. Fair market value is determined by secondary market quotations for similar instruments. Gains and losses on the sale of these instruments are shown as a component of noninterest income in the Consolidated Statement of Income.

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2008. The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Loans

Loans are stated at their principal balance outstanding, plus deferred origination costs, less unearned discounts, deferred origination fees, and the allowance for credit losses.

Interest on loans is credited to income based on the principal amounts outstanding. Origination fees and costs are amortized to income over the contractual life of the related loans as an adjustment of yield. Discounts on the purchase of mortgage loans are amortized to income over the contractual lives of the loans.

Accrual of interest on a loan is discontinued when the loan is delinquent more than ninety days unless the collateral securing the loan is sufficient to liquidate the loan. Management considers all loans where the accrual of interest has been discontinued to be impaired.

Loans are considered impaired when, based on current information, it is probable that the Bank will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Bank may measure impairment based on a loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The Bank recognizes interest income on impaired loans on a cash basis if the borrower demonstrates the ability to meet the contractual obligation and collateral is sufficient. If there is doubt regarding the borrower’s ability to make payments or the collateral is not sufficient, payments received are accounted for as a reduction in principal. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Credit Losses

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

The allowance for credit losses consists of a specific component and a nonspecific component. The components of the allowance for credit losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,” or SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118. The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The calculation of the allowance is based, in part, upon historical loss factors, as adjusted, for the major loan categories based upon adjusted historical loss experience over the prior eight quarters. The factors used to adjust the historical loss experience address various risk characteristics of the Bank’s loan portfolio including (1) trends in delinquencies and other nonperforming loans, (2) results of independent loan reviews, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Bank’s credit administration and loan portfolio management processes, (7) changes in the experience, ability and depth of lending management and staff, (8) the effect of the recent decline in local real estate values on the level of potential credit losses in the Bank’s portfolio and (9) the impact of unresolved collateral and documentation exceptions on the potential credit losses in the Bank’s portfolio.

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

Real Estate Owned

Real estate acquired in satisfaction of a debt is carried at the lower of cost or net realizable value. Costs incurred in maintaining foreclosed real estate and write-downs to reflect declines in the fair value of the properties after acquisition are included in noninterest expenses.

Advertising Costs

Advertising costs are generally expensed when incurred.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is based upon income in the financial statements adjusted for permanent differences, rather than amounts reported on the Company’s income tax return. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Fin 48”), as of January 1, 2008. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, presuming that a tax examination will occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no benefit is recorded. No provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. The adoption did not have a material effect on the Company’s consolidated financial statements.

Earnings per Share

Basic earnings per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is calculated by including the average dilutive common stock equivalents outstanding during the period.

Dilutive common equivalent shares consist of stock options and grants, calculated using the treasury stock method.

Stock-Based Compensation

During 2005 the Company adopted the prospective method of recognizing stock-based compensation provided by SFAS No. 148. Accordingly, expense is recognized for all employee awards granted, modified or settled after the beginning of 2005. Option awards granted in 2005 did not vest until 2006.

During 2006 the Company adopted the provisions of SFAS 123R which required the recognition of stock-based compensation expense equal to the amortization (over the remaining service period) of the fair value (computed at the date of award grant) of any outstanding stock award grants which vest subsequent to December 31, 2005. Refer to Note 16 for a description of stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006.

New Accounting Pronouncements

Recent Accounting Provisions Adopted

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 was effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s financial statements.

Accounting Pronouncements Issued But Not Yet Effective

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

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” In May 2008, the FASB issued SFAS No. 162. This Statement identifies the sources for GAAP in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

2. CHANGE IN ACCOUNTING PRINCIPLE

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

3. CASH AND DUE FROM BANKS

Banks are required to carry cash reserves of specified percentages of deposit balances. The Bank’s normal balances of cash on hand and on deposit with other banks are sufficient to satisfy these reserve requirements.

The Bank normally maintains balances with other banks that exceed the federally insured limit. The average balance maintained in excess of the limit, including federal funds sold to the same bank, was approximately $5.3 million. At December 31, 2008 the Bank had invested $1.0 million in a Certificate of Deposit with another financial institution covered under the FDIC Temporary Liquidity Guarantee Program.

4. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2008
Available for sale
U.S. Government agency	$47,027	$503	$233	$47,297
State and Municipal	867	—	33	834
Mortgage-backed securities	32,347	203	515	32,035
Federal Home Loan Bank stock	2,451	—	—	2,451
Federal Reserve Bank stock	504	—	—	504
Other equity securities	556	8		564

	$83,752	$714	$781	$83,685

December 31, 2007
Available for sale
U.S. Government agency	$55,245	$342	$91	$55,496
State and Municipal	868	2	2	868
Mortgage-backed securities	24,457	88	364	24,181
Federal Home Loan Bank stock	1,533	—	—	1,533
Federal Reserve Bank stock	504	—	—	504
Other equity securities	532	9		541

	$83,139	$441	$457	$83,123

There were no proceeds from the sale of securities during 2008 and 2007 compared to $2.9 million in 2006. No losses on the sale of securities were recognized in 2008 and 2007 compared to $23 thousand in 2006. Gains and losses are determined using the specific identification method.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2008 and 2007 are as follows:

	Fair Value	Continuous unrealized losses existing for		Total Unrealized Losses
		Less than 12 Months	More than 12 Months
December 31, 2008
Available for sale
U.S. Government agency	$25,346	$233	$—	$233
State and Municipal	834	33	—	33
Mortgage-backed securities	11,852	80	435	515

	$38,031	$346	$435	$781

December 31, 2007
Available for sale
U.S. Government agency	$30,254	$—	$91	$91
State and Municipal	479	2	—	2
Mortgage-backed securities	17,159	39	325	364

	$47,892	$41	$416	$457

The available-for-sale investment portfolio has a fair value of approximately $83.7 million at December 31, 2008 and $83.1 million at December 31, 2007. At December 31, 2008 $38.0 million or 45.4% showed an unrealized loss from the purchase price while $47.9 million or 57.6% showed an unrealized loss from the purchase price at December 31, 2007. As of December 31, 2008 $25.3 million, or 66.6% of these securities were government agency bonds and $11.9 million or 31.2% were mortgage-backed securities. At December 31, 2007, $30.3 million or 63.2% were government agency bonds while $17.2 million or 36.4% were mortgage-backed securities. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

The amortized cost and estimated fair value of securities by contractual maturities at December 31, 2008 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
December 31, 2008
Due within one year	$350	$351
Due after one through five years	3,487	3,625
Due after five years	76,404	76,190
Equity securities	3,511	3,519

	$83,752	$83,685

At December 31, 2008, 2007 and 2006, investments available for sale with a carrying value of $24.6 million, $18.6 million and $23.9 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans are as follows:

	2008	2007
Real estate
Commercial	$102,706	$91,548
Residential	97,926	90,724
Commercial	53,366	46,007
Consumer	14,422	18,070

	268,420	246,349

Deferred loan fees, net	(204)	(161)
Allowance for credit losses	(4,123)	(2,283)

	(4,327)	(2,444)

Loans, net	$264,093	$243,905

The maturity and rate repricing distribution of the loan portfolio is as follows:

Repricing or maturing within one year	$105,825	$80,111
Maturing over one to five years	113,491	113,227
Maturing over five years	49,104	53,011

	$268,420	$246,349

Transactions in the allowance for credit losses are as follows:

	2008	2007	2006
Balance, beginning of the year	$2,283	$1,976	$2,012
Provision charged to operations	2,375	448	12
Recoveries	20	43	71
Charge-offs	555	184	119

Balance, end of year	$4,123	$2,283	$1,976

The balance of nonaccrual and impaired loans is as follows:

	2008	2007	2006
Nonaccrual loans	$4,294	$787	$854
Total nonaccrual loans and impaired loans	6,480	1,096	1,078
Average impaired loans	3,032	563	924
Related allowance for credit losses	847	151	112
Interest collected	176	147	58
Balance of accrued interest not recorded	266	129	141

The Bank lends to customers located primarily in Anne Arundel County and surrounding areas of central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Loans that were 90 days or more past due, including nonaccrual loans were $6.2 million at December 31, 2008 and $171 thousand at December 31, 2007.

Certain officers and directors (and directors’ companies which have a 10% or more beneficial ownership) have loans with the Bank. Such loans were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and are being repaid as agreed.

A summary of the activity of these loans follows:

	2008	2007
Beginning balance	$6,967	$10,032
Advances	1,537	831
Repayments	(596)	(350)
Change in officers and directors, net	(60)	(3,546)

Ending balance	$7,848	$6,967

6. CREDIT COMMITMENTS

Loan commitments outstanding, unused lines of credit and letters of credit are as follows:

Dollars in thousands	2008	2007
Loan commitments and lines of credit
Construction	$1,582	$3,057
Other	55,590	59,102

	$57,172	$62,159

Letter of credit
Deposit secured	$511	$796
Other	1,230	758

	$1,741	$1,554

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

7. INVESTMENT IN BANK OWNED LIFE INSURANCE

In 2002, the Bank purchased single premium policies of Bank Owned Life Insurance (BOLI) amounting to $3,110,000. The increase in cash surrender value is recorded as other noninterest income. The Bank recorded $158,000 in BOLI income for 2008, $152,000 in 2007 and $137,000 in 2006.

8. PREMISES AND EQUIPMENT

A summary of premises and equipment and the related depreciation is as follows:

	2008	2007
Land, land improvements and building	$6,870	$6,855
Leasehold improvements	2,822	2,567
Furniture, fixtures, and equipment	2,749	2,666
Construction in progress	533	45

	12,974	12,133
Accumulated depreciation	3,323	2,954

Net premises and equipment	$9,651	$9,179

Depreciation and amortization expense was $520 thousand for 2008, $508 thousand for 2007 and $477 thousand for 2006. Interest of $3 thousand was capitalized for the year ended December 31, 2008 while no interest was capitalized in association with the construction in progress in 2007 and $34 thousand in interest was capitalized in 2006.

9. LEASE COMMITMENTS

Lease obligations will require minimum rent payments as follows:

Period	Minimum Rentals $(000)
2009	$353
2010	341
2011	306
2012	287
2013	258
Remaining years	1,217

$2,762

The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases was $243 thousand, $234 thousand and $212 thousand for 2008, 2007 and 2006, respectively.

10. DEPOSITS

Major classifications of deposits are as follows:

	2008	2007
Demand, noninterest bearing	$39,065	$38,075
NOW accounts	25,958	28,254
Savings and Money Market accounts	143,115	130,136
Time deposits, $100,000 and over	36,479	41,312
Other time	56,010	53,812

	$300,627	$291,589

Time deposits mature as follows:

	2008	2007
Repricing or maturing within one year	$70,356	$74,839
Maturing over one to three years	16,971	17,739
Maturing over three to five years	5,162	2,546

	$92,489	$95,124

At December 31, 2008 and 2007 there were no time deposits with maturities in excess of five years.

11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are securities sold to the Bank’s customers, at the customer’s request, under a continuing “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Treasury notes or Federal agencies that are segregated in the Bank’s correspondent safekeeping account from the Bank’s other investment securities.

The following table presents certain information for repurchase agreements:

	2008	2007	2006
Balance outstanding, at year end	$12,639	$13,337	$17,734
Average balance during the year	16,749	15,589	14,084
Average interest rate during the year	1.53%	3.93%	3.71%
Maximum month-end balance	$19,962	$24,920	$19,886

12. BORROWINGS

The Company had other long-term borrowings at December 31, 2008 and 2007 as follows:

	2008	2007
FHLB 2.85% Advance due March 2014, Callable March 2009	$5,000	$5,000
FHLB 3.04% Advance due November 2017, Callable February 2009	5,000	5,000
FHLB 3.19% Advance due December 2017, Callable December 2009	5,000	5,000
FHLB 3.42% Advance due December 2017, Callable December 2010	5,000	5,000
FHLB 3.50% Advance due January 2018, Callable January 2012	5,000	—
FHLB 3.11% Advance due January 2018, Callable January 2013	10,000	—
FHLB 3.42% Advance due March 2018, Callable March 2010	5,000	—

Total	$40,000	$20,000

Interest on these instruments is paid quarterly. FHLB advances are fully collateralized by pledges of loans. The Company has pledged under a blanket lien all qualifying residential and commercial mortgage loans under the borrowing agreement with the FHLB.

At December 31, 2008 the Company had no short-term borrowings. At December 31, 2007 the Company had a short-term borrowing of $4.2 million at an interest rate of 3.65% that was repayable within a period of one to fourteen days.

13. GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors in a private pooled transaction. The variable rate on these securities adjusts quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 4.62%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities currently qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2008. Interest expense on the trust preferred securities for the years ended December 31, 2008 and 2007 totaled $332 thousand and $429 thousand, respectively.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and are being amortized through 2008. Amortization for the year ended December 31, 2008 was $4 thousand and for the years ended December 31, 2007 and 2006 was $21 thousand.

14. PROFIT SHARING AND OTHER EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, for those employees who meet the eligibility requirements set forth in the plan. The plan does not require the Company to match the participants’ contributions. The Company’s contributions to the plan were $137 thousand in 2008, $127 thousand in 2007 and $122 thousand in 2006.

The Company has entered into individual Supplemental Executive Retirement Agreements (SERAs) with certain of its executives. The SERAs are designed to provide certain post-retirement benefits to enable a targeted level of covered retirement income to be met and to provide certain death benefits. The Company is accruing the present value of these benefits over the remaining number of years to the executives’ retirement dates. Benefit accruals included in noninterest expense for 2008, 2007, and 2006 were $183 thousand, $166 thousand and $39 thousand, respectively.

In 2007 the Company created an Employee Stock Purchase Plan (“ESPP”) whereby under the terms of the ESPP an employee may purchase Annapolis Bancorp, Inc. common stock at a 5% discount of the market price at the end of a purchase period. During 2008 employees purchased 2,440 shares of common stock under the ESPP and in 2007 employees purchased 708 shares of common stock under the ESPP.

15. STOCK-BASED COMPENSATION

In April 1997, the Company adopted a stock option plan, authorizing the issuance of 177,777 shares of common stock, intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. The plan provided for granting options to purchase shares of common stock to the officers and other key employees of the Company and the Bank. Options granted under this plan have ten-year expiration dates with vesting periods from immediate to five years. After April 2000 no additional options could be granted under this plan.

In April 2000, a new incentive stock option plan was approved by the shareholders at the annual meeting. Under this plan, the Company’s compensation committee has discretionary authority to grant stock options, restricted stock awards, and deferred share awards to employees and directors, including members of the committee. Under this plan, up to 355,554 shares of Company stock, as adjusted for the August 24, 2001 and December 3, 2005 four-for-three stock splits in the form of stock dividends, may be awarded under the direction of the committee. The plan provides for the awards to vest over a five-year period of time. Options have a ten-year expiration period. After April 2006 no additional options could be granted under this plan.

In May 2006, a new Company stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 200,000 shares of the Company’s common stock may be awarded under the direction of the Company’s Compensation Committee. The Compensation Committee may in its discretion grant the following types of awards: options, share appreciation rights, restricted shares, deferred shares and performance awards. During 2008 7,150 restricted shares were granted under the terms of the plan. Prior to 2005 the Company accounted for stock-based compensation using the intrinsic value method set forth in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and earnings per share are provided as if the fair value method has been applied, in accordance with SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”

During 2006 the Company adopted the provisions of SFAS 123R which required the recognition of stock-based compensation expense and did not have a material impact on the Company’s financial statements.

The Company recognized $135,000 in stock-based compensation expense for the year ended December 31, 2008, $70,000 in 2007 and $37,000 in 2006. Stock-based compensation expense recognized in the consolidated statement of income for the years ended December 31, 2008, 2007 and 2006 reflects estimated forfeitures.

This standard defines a fair value-based method for measuring compensation expense for stock-based plans to be recognized in the statement of income or disclosed in the notes to the financial statements.

The weighted average fair value of options granted during 2008, 2007, and 2006 has been estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Dividend yield	—	—	—
Risk free interest rate	—	4.46%	—
Expected volatility	—	24.21%	—
Expected life in years	—	6	—

Net cash proceeds from the exercise of stock options were approximately $66,000, $21,000 and $101,000 for the years ending December 31, 2008, 2007 and 2006, respectively.

Stock option activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008		2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options Outstanding
Outstanding, beginning of year	245,108	$4.68	253,465	$4.65	307,512	$4.82
Granted	—	—	15,862	8.77	—	—
Exercised	(24,403)	2.72	(6,188)	3.38	(29,093)	3.47
Forfeited	—	—	(13,888)	9.31	(24,954)	8.10
Expired	(4,444)	6.19	(4,143)	4.78	—	—

Outstanding, end of year	216,261	$4.87	245,108	$4.68	253,465	$4.65

Vested	190,609	$4.31	205,083	$3.86	194,447	$3.55
Nonvested	25,652	9.01	40,025	8.89	59,018	8.27

Outstanding, end of year	216,261	$4.87	245,108	$4.68	253,465	$4.65

Weighted average remaining contractual term in years		3.54		4.25		4.99

Weighted fair value of options granted during the year		na		$2.93		na

Total intrinsic value of options vested, end of year	$183,000		$806,000		$1,157,000

The remaining options expire as follows:

Expiration Date	Weighted Average Exercise Price	Options Vested	Nonvested
2009	$2.69	13,333	—
2010	2.42	53,328	—
2011	2.70	42,411	—
2012	4.14	35,333	—
2013	7.23	9,554	—
2014	8.06	8,638	2,158
2015	9.24	24,754	16,502
2016	8.77	2,416	3,624
2017	8.77	842	3,368

		190,609	25,652

A summary of the status of the Company’s restricted share awards follows:

	2008		2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Restricted Shares

Outstanding, beginning of year	13,000	$8.95	—	$—	—	$—
Granted	7,150	7.69	18,842	9.09	—	—
Vested	(2,000)	9.11	(5,311)	9.40	—	—
Forfeited	—	—	(531)	9.40	—	—

Outstanding, end of year	18,150	$8.44	13,000	$8.95	—	$—

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between the closing stock price on the last trading day in the year and the exercise price for those options in the money multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on the last trading day of the year. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised is approximately $15,000, $26,000 and $175,000 for years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, $95,000 of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 3.54 years, while $110,000 of total unrecognized compensation costs related to restricted share units is expected to be recognized over a weighted average period of 2.01 years.

16. LINES OF CREDIT

The Bank is a member of the Federal Home Loan Bank system and may borrow up to an additional $118.0 million. If funded, this line is secured by one- to four-family residential and commercial mortgage loans held in the Bank’s portfolio. In addition, the Bank has available secured and unsecured lines of credit of $15.5 million.

17. PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. There were no preferred shares outstanding at December 31, 2008 or 2007. On January 30, 2009 the Company completed a transaction to participate in the Government sponsored Troubled Asset Relief Program which resulted in the Treasury purchasing 8,152 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at a value of $8.2 million. The Series A Preferred Stock qualifies as Tier 1 Capital. The Series A Preferred Stock pays a dividend of 5% per annum; payable quarterly for five years then pays a dividend of 9% per annum thereafter.

18. INCOME TAXES

The components of income tax expense are as follows:

	2008	2007	2006
Current
Federal	$1,383	$1,451	$1,512
State	169	136	227

	1,552	1,587	1,739
Deferred	(891)	(268)	1

	$661	$1,319	$1,740

The components of the deferred tax expense (benefit) are as follows:

	2008	2007	2006
Provision for credit losses	$(726)	$(146)	$(71)
Deferred compensation	(72)	(67)	15
Depreciation expense	22	77	21
Deferred loan fees	(17)	(79)	(6)
Nonaccrual interest	(54)	5	—
Other	(44)	(58)	42

Deferred tax expense (benefit)	$(891)	$(268)	$1

The components of the net deferred tax assets are as follows:

	2008	2007	2006
Deferred tax assets
Allowance for credit losses	$1,522	$705	$559
Deferred compensation	216	144	77
Deferred Loan Fees	80	63	—
Unrealized loss on securities available for sale	26	6	535
Nonaccrual interest	105	51	54
Other	33	38	—

Total deferred tax assets	1,982	1,007	1,225
Deferred tax liabilities
Depreciation	235	171	94
Deferred Loan Fees	—	—	16
Other	—	—	24

Total deferred tax liabilities	235	171	134

Net deferred tax asset	$1,747	$836	$1,091

The differences between federal income taxes and the amount reported by the Company follow:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Income before income taxes	$2,088		$3,743		$4,691

Taxes computed at the federal income tax rate	$710	34.0%	$1,273	34.0%	$1,595	34.0%
Increases (decreases) resulting from
State income taxes, net of federal benefit	(48)	(2.3)%	90	2.4%	154	3.1%
Nondeductible expenses	52	2.4%	18	0.5%	38	0.1%
Nontaxable income	(53)	(2.4)%	(62)	(1.7)%	(47)	(0.1)%

Income tax expense	$661	31.7%	$1,319	35.2%	$1,740	37.1%

19. CAPITAL STANDARDS

The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Company and the Bank as of December 31, 2008 and 2007 are as follows:

	Actual Amount	Ratio	Minimum Capital Adequacy Amount	Ratio	To be Well Capitalized Amount	Ratio
December 31, 2008
Total capital (to risk-weighted assets)
Company	$35,364	12.6%	$22,415	8.0%
Bank	$35,321	12.6%	$22,412	8.0%	$28,015	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$31,854	11.4%	$11,206	4.0%
Bank	$31,812	11.4%	$11,206	4.0%	$16,809	6.0%
Tier 1 capital (to average assets)
Company	$31,854	8.4%	$15,156	4.0%
Bank	$31,812	8.4%	$15,156	4.0%	$18,945	5.0%

December 31, 2007
Total capital (to risk-weighted assets)
Company	$34,145	13.4%	$20,402	8.0%
Bank	$34,094	13.4%	$20,400	8.0%	$25,500	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$31,862	12.5%	$10,201	4.0%
Bank	$31,811	12.5%	$10,200	4.0%	$15,300	6.0%
Tier 1 capital (to average assets)
Company	$31,862	9.0%	$14,141	4.0%
Bank	$31,811	9.0%	$14,140	4.0%	$17,674	5.0%

Tier 1 capital consists of capital stock, paid in capital, and retained earnings. Total capital includes a limited amount of the allowance for credit losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

Failure to meet the capital requirements could affect the Bank’s ability to pay dividends and accept deposits and may significantly affect the operations of the Bank.

The Series A Preferred Stock issued under the TARP transaction that closed on January 30, 2009 qualify as tier one capital. If this transaction had settled prior to December 31, 2008, for the Company, the ratio of total capital to risk-weighted assets would have been 15.5%, the tier 1 ratio would have been 14.3% and the leverage ratio would have been 11.5%.

20. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which provides a framework for measuring and disclosing fair value under GAAP. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or a nonrecurring basis (for example, impaired loans).

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value all other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

Investment Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in illiquid markets.

Loans. The Company does not report loans at fair value on a recurring basis, however from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The following tables present information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(in thousands)		Fair Value Measurements at December 31, 2008 Using			Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Description	Fair Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$83,685	$—	$83,685	$—	$—	$—

Total Assets Measured at Fair Value	$83,685	$—	$83,685	$—	$—	$—

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

(in thousands)		Fair Value Measurements at December 31, 2008 Using			Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Description	Fair Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans	$6,298	$—	$6,298	$—	$—	$—
Other assets	182		182

Total Assets Measured at Fair Value	$6,480	$—	$6,480	$—	$—	$—

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at December 31, 2008.

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank’s financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	2008		2007
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$4,346	$4,346	$5,411	$5,411
Federal funds sold	23,768	23,768	1,588	1,588
Interest bearing balances with banks	1,000	1,000	11,500	11,500
Investment securities (total)	83,685	83,685	83,123	83,123
Loans, net	264,093	265,090	243,841	243,550
Accrued interest receivable	1,768	1,768	1,794	1,794
Bank owned life insurance	4,085	4,085	3,927	3,927
Financial liabilities
Noninterest-bearing deposits	$39,065	$39,065	$38,075	$38,075
Interest-bearing deposits	261,562	262,067	253,514	253,757
Securities sold under agreements to repurchase	12,639	12,639	13,337	13,337
Short-term borrowings	—	—	4,170	4,170
Long-term borrowings	40,000	36,809	20,000	20,042
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	291	291	288	288

The fair values of U.S. Treasury and Government agency securities and mortgage backed securities are determined using market quotations.

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

22. EARNINGS PER SHARE

A summary of shares outstanding for basic and fully diluted earnings per share is as follows:

In thousands(000)	2008	2007	2006
Weighted average shares outstanding, basic	3,884	4,073	4,086
Common stock equivalents	146	114	127

Average common shares and equivalents, fully diluted	4,030	4,188	4,213

Options outstanding excluded from above as they were Antidilutive at December 31,	72	53	—

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED

	December 31,	September 30,	June 30,	March 31,
2008
Interest income	$5,266	$5,473	$5,426	$5,635
Interest expense	2,033	2,074	2,149	2,509
Net interest income	3,233	3,399	3,277	3,126
Provision for credit losses	956	931	367	121
Net income	145	299	458	525
Comprehensive income	781	18	(480)	935
Earnings per share - basic	0.04	0.08	0.12	0.13
Earnings per share - diluted	0.04	0.08	0.12	0.13

2007
Interest income	$5,681	$5,794	$5,632	$5,359
Interest expense	2,679	2,792	2,715	2,430
Net interest income	3,002	3,002	2,917	2,929
Provision for credit losses	295	133	10	10
Net income	531	662	628	603
Comprehensive income	801	1,518	269	864
Earnings per share - basic	0.13	0.16	0.15	0.15
Earnings per share - diluted	0.13	0.16	0.15	0.14

2006
Interest income	$5,362	$5,187	$4,795	$4,502
Interest expense	2,346	2,200	1,858	1,630
Net interest income	3,016	2,987	2,937	2,872
Provision for credit losses	—	—	—	12
Net income	827	740	694	690
Comprehensive income	883	1,429	370	342
Earnings per share - basic	0.20	0.18	0.17	0.17
Earnings per share - diluted	0.20	0.18	0.17	0.16

24. PARENT COMPANY FINANCIAL INFORMATION

The balance sheet and statements of income and cash flows for ANNAPOLIS BANCORP, INC. (Parent Company only) follow:

Balance Sheets

December 31,	2008	2007
Assets
Cash and due from banks	$16	$33
Due from subsidiaries	5	—
Investment in subsidiaries	31,927	31,956
Deferred income taxes and other assets	30	25

Total assets	$31,978	$32,014

Liabilities and Stockholders’ Equity
Junior subordinated debt	$5,155	$5,155
Due to subsidiaries	—	—
Other liabilities	9	7
Stockholders’ Equity
Common stock	38	40
Paid in capital	11,299	12,589
Retained earnings	15,517	14,233
Accumulated other comprehensive (loss)	(40)	(10)

Total liabilities and stockholders’ equity	$31,978	$32,014

Statement of Income

Years Ended December 31,	2008	2007	2006
Interest income	$—	$—	$—
Interest expense	332	429	418

Net interest income	(332)	(429)	(418)

Equity in undistributed income of subsidiaries	144	1,713	3,144
Dividends from subsidiary	1,690	1,140	200

Total income	1,502	2,424	2,926

Noninterest expense
Compensation	80	20	37
Legal	68	84	32
Shareholder communications	103	117	109

Total expense	251	221	178

Income before income tax benefit	1,251	2,203	2,748
Income tax benefit	(176)	(221)	(203)

Net income	$1,427	$2,424	$2,951

Statements of Cash Flows

Years Ended December 31,	2008	2007	2006
Cash flows from operating activities
Net income	$1,427	$2,424	$2,951
Due from subsidiaries	(5)	(1)	(3)
Tax benefit (provided) received	(5)	25	8
Stock-based compensation	135	70	37
Shares repurchased	(1,506)	(817)
Undistributed net income of subsidiary	(1,834)	(2,853)	(3,344)
Net Increase in other assets and liabilities	2	—	26

Net cash used in operations	(1,786)	(1,152)	(325)

Cash flows from financing activities
Dividends received from Bank	1,690	1,140	200
Proceeds from stock options exercised and Employee Stock Purchase Plan	79	26	101

Net cash provided by financing activities	1,769	1,166	301

Net (decrease) increase in cash	17	14	(24)
Cash and equivalents at beginning of year	33	19	43

Cash and equivalents at end of year	$16	$33	$19

25. SUBSEQUENT EVENT

On January 30, 2009, pursuant to the U.S. Department of Treasury’s TARP Capital Purchase Program, the Company issued the following securities to the initial selling security holder for an aggregate consideration of $8,152,000: (i) 8,152 shares of Fixed Rate Cumulative Perpetual Preferred stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”); and (ii) an immediately exercisable warrant to purchase 299,706 shares of common stock, par value $0.01 per share, for an exercise price of $4.08 per share. The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity. The Series A Preferred Stock pays a common dividend of 5% per annum per $1,000 liquidation amount from January 30, 2009 to February 15, 2014, and a cumulative preferred dividend of 9% per annum per $1,000 liquidation amount on and after February 16, 2014. The operative documents relating to this transaction have been filed with the U.S. Securities and Exchange Commission and are referenced as Exhibits 4.1, 4.2 and 10.8 to this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included in Item 8 under the heading Management’s Report on Internal Control Over Financial Reporting and is incorporated herein by reference.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s reporting in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Exchange Act during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors, officers, promoters and control persons and regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2009 at pages 4 through 6, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year (“Proxy Statement”).

Code of Ethics

On June 20, 2003, the Company’s Board of Directors adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. On February 20, 2009 the Company’s Board of Directors reaffirmed the code of ethics. The Code of Ethics for the Principal Executive Officer and the Senior Financial Officer has been posted on the Company’s internet website at www.bankannapolis.com.

Audit Committee

The information relating to the Company’s Audit Committee is incorporated herein by reference to the Company’s Proxy Statement at page 6.

ITEM 11.	EXECUTIVE COMPENSATION

The information relating to director and executive compensation is incorporated herein by reference to the Company’s Proxy Statement at pages 8 through 13.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On May 17, 2007 shareholders approved a new Employee Stock Purchase Plan. Under the plan, which was effective July 1, 2007, eligible employees are able to purchase shares of the Company’s common stock through payroll deductions. Shares have a price equal to 95% of the fair market value on the purchase date (and could be as low as 85% per Code Section 423 rules). During 2008, 2,440 shares of common stock were purchased through the Employee Stock Purchase Plan.

The Company currently has three stock incentive plans. In April 1997, the Company’s 1997 Employee Incentive Stock Option Plan was approved by shareholders at the annual meeting. Under the 1997 plan, up to 177,777 shares of the Company’s common stock could be awarded under the direction of the Company’s Compensation Committee. Incentive stock options vest over a five year period. No additional awards may be made from this plan. During April 2000, the Company’s 2000 stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 355,554 shares of the Company’s common stock could be awarded under the direction of the Company’s Compensation Committee. Incentive stock options and grants vest over a five-year period. No additional awards may be made from this plan. In May 2006, a new Company stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 200,000 shares of the Company’s common stock may be awarded under the direction of the Company’s Compensation Committee. The Compensation Committee may in its discretion grant the following types of awards: options, share appreciation rights, restricted shares, deferred shares and performance awards. During 2008, 7,150 restricted shares of common stock that vested on January 18, 2009 were granted under the terms of the plan. During 2008, 24,403 options granted in prior years were exercised, 2,000 restricted shares were issued and 4,444 options to purchase common stock expired. At December 31, 2008, the Company had a total of 216,261 options granted and outstanding and 18,150 restricted shares granted and outstanding. See Note 14 to the Consolidated Financial Statements for more information on the Company’s stock option plans.

A table of the Equity Compensation Plan Information is shown below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	234,411	$5.15	158,677
Equity compensation plans not approved by security holders	—	—	—

Total	234,411	$5.15	158,677

In addition to the securities listed above as part of the TARP CPP, the Company sold a warrant to purchase 299,706 shares of common stock at a price of $4.08 per share to the Treasury on January 30, 2009.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company’s Proxy Statement at pages 2 though 3.

The Equity Compensation Plan Information appears in the Company’s Proxy Statement on pages 12 through 13 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement on page 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Stegman & Company for the audit of Annapolis Bancorp’s annual consolidated financial statements for the years ended December 31, 2008 and December 31, 2007 and fees billed for other services rendered by Stegman & Company during those periods.

	Year ended December 31,
	2008	2007
Audit fees (1)	$61,299	$57,898
Audit related fees (2)	4,750	—
Tax fees (3)	5,650	4,750
All other fees	—	—

Total fees	$71,699	$62,648

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review procedures in accordance with SAS 100 of Form 10-Q for the quarters ended March 31, 2008 and 2007, June 30, 2008 and 2007 and September 2008 and 2007 respectively, and services that are normally provided by Stegman & Company in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of fees billed for professional services rendered for the audit of the Company’s Employee Stock Purchase Plan for the year ended December 31, 2007.
(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax return assistance and compliance, tax advice and tax planning and property and other tax return assistance.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements of Annapolis Bancorp, Inc. have been included in Item 8.

2.	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Annapolis Bancorp, Inc.**

3.3	Articles of Incorporation of BankAnnapolis***

3.4	Bylaws of BankAnnapolis***

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

4.1	Form of Stock Certificate for the Fixed Rate Cumulative Preferred Stock, Series A. *******

4.2	Warrant To Purchase 299,706 Shares of Common Stock Of Annapolis Bancorp, Inc. *******

10.1	Annapolis National Bancorp, Inc. Employee Stock Option Plan*+

10.2	Annapolis National Bancorp, Inc. 2000 Employee Stock Option Plan****

10.3	Annapolis Bancorp, Inc. 2006 Stock Incentive Plan*****

10.4	Form of Stock Option Award Agreement*****

10.5	Form of Restricted Share Award Agreement*****

10.6	Form of Deferral Election Agreement for Deferred Share Units*****

10.7	Annapolis Bancorp, Inc. 2007 Employee Stock Purchase Plan ******

10.8	Securities Purchase Agreement by and between the United States Department of the Treasury and Annapolis Bancorp, Inc. dated January 30, 2009*******

14.0	Code of Ethics++

23.0	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification Pursuant to Sarbanes-Oxley Section 302 (filed herewith)

31.2	Certification Pursuant to Sarbanes-Oxley Section 302 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

+	Management contract or compensatory plan or arrangement.

++	Incorporated herein by reference to the Annual Report on Form 10-KSB for fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 25, 2004.

*	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, filed with the Securities and Exchange Commission on June 23, 1997.

**	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 23, 2007.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.

****	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2000 annual meeting, filed with the Securities and Exchange Commission on April 5, 2000.

*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on August 8, 2006.

******	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2007 annual meeting, filed with the Securities and Exchange Commission on April 13, 2007.

*******	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANNAPOLIS BANCORP, INC.

By:	/s/ Richard M. Lerner
Richard M. Lerner
Chairman and CEO

Date:	March 30, 2009

By:	/s/ Margaret Theiss Faison
Margaret Theiss Faison
Chief Financial Officer

Date:	March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates stated.

NAME	Title	Date

/s/ Richard M. Lerner Richard M. Lerner	Chairman, Chief Executive Officer and Director (principal executive officer)	March 30, 2009

/s/ Margaret Theiss Faison Margaret Theiss Faison	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 30, 2009

/s/ Joseph G. Baldwin Joseph G. Baldwin	Director	March 30, 2009

/s/ Walter L. Bennett, IV Walter L. Bennett, IV	Director	March 30, 2009

/s/ Clyde E. Culp, III Clyde E. Culp, III	Director	March 30, 2009

/s/ Kendel S. Ehrlich Kendel S. Ehrlich	Director	March 30, 2009

/s/ F. Carter Heim F. Carter Heim	Director	March 30, 2009

/s/ Stanley J. Klos, Jr. Stanley J. Klos, Jr.	Director	March 30, 2009

/s/ Lawrence E. Lerner Lawrence E. Lerner	Director	March 30, 2009

/s/ Lawrence W. Schwartz Lawrence W. Schwartz	Director	March 30, 2009

/s/ Ermis Sfakiyanudis Ermis Sfakiyanudis	Director	March 30, 2009

/s/ Clifford T. Solomon Clifford T. Solomon	Director	March 30, 2009