Form 10-Q
period 2009-03-31
ANNAPOLIS BANCORP INC
filed 2009-05-15
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files).    YES  ☐    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At April 30, 2009, the Registrant had 3,851,466 shares of common stock outstanding.

PAGE
PART I – FINANCIAL INFORMATION PAGE

Item 1 – Financial Statements
Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	1
Consolidated Statements of Income for the Three Month Periods Ended March 31, 2009 and 2008 (unaudited)	2
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Three Month Periods Ended March 31, 2009 and 2008 (unaudited)	3
Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2009 and 2008 (unaudited)	4-5
Notes to Consolidated Financial Statements (unaudited)	6-13

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14-25

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 – Controls and Procedures	24

Item 4T – Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	25

Item 1A – Risk Factors	25

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 – Defaults Upon Senior Securities	25

Item 4 – Submission of Matters to a Vote of Security Holders	25

Item 5 – Other Information	25

Item 6 – Exhibits	26

SIGNATURES	27
CERTIFICATIONS	28-34

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of March 31, 2009 and December 31, 2008

(in thousands)

	(Unaudited) March 31, 2009	(Audited) December 31, 2008
Assets
Cash and due from banks	$9,924	$4,346
Interest-bearing deposits with banks	21,002	1,000
Federal funds sold and other overnight investments	46,718	23,768
Investment securities available for sale, at fair value	107,677	83,685
Loans, less allowance for credit losses of $5,159 and $4,123	263,994	263,749
Loans held for sale	1,565	344
Premises and equipment, net	9,568	9,651
Accrued interest receivable	1,805	1,768
Deferred income taxes	2,263	1,747
Investment in bank owned life insurance	4,121	4,085
Other assets	1,013	773

Total assets	$469,650	$394,916

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$36,018	$39,065
Interest-bearing	332,809	261,562

Total deposits	368,827	300,627
Securities sold under agreements to repurchase	14,296	12,639
Long-term borrowings	40,000	40,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	7,166	9,836

Total liabilities	435,289	368,102

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 8,152 shares at March 31, 2009 and 0 at December 31, 2008, net of discount	7,918	—
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,986,882 shares at March 31, 2009 and 3,842,943 at December 31, 2008	39	38
Warrants	234	—
Paid in capital	11,348	11,299
Retained earnings	14,985	15,517
Accumulated other comprehensive loss	(163)	(40)

Total stockholders’ equity	34,361	26,814

Total liabilities and stockholders’ equity	$469,650	$394,916

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

for the Three Month Periods Ended March 31, 2009 and 2008

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months Ended March 31,
	2009	2008
Interest income:
Loans	$3,927	$4,457
Investment securities	1,030	965
Interest bearing deposits with banks	7	107
Federal funds sold and other overnight investments	22	106

Total interest income	4,986	5,635

Interest expense:
Interest-bearing deposits	1,674	2,046
Securities sold under agreements to repurchase	24	96
Long-term borrowings	306	268
Junior subordinated debentures	57	99

Total interest expense	2,061	2,509

Net interest income	2,925	3,126
Provision for credit losses	1,208	121

Net interest income after provision for credit losses	1,717	3,005

Noninterest income
Service charges and fees	280	293
Mortgage banking fees	19	18
Other fee income	140	123
Gain on sale of loans	16	—
Loss of sale of repossessed assets	(5)	—

Total noninterest income	450	434

Noninterest expense
Personnel	1,625	1,554
Occupancy and equipment	388	319
Data processing	216	203
Professional fees	123	111
Marketing	108	97
Other operating expenses	425	336

Total noninterest expense	2,885	2,620

(Loss) income before income taxes	(718)	819
Income tax (benefit) expense	(268)	294

Net (loss) income	(450)	525
Preferred stock dividend and discount accretion	82	—

Net (loss) income available to common shareholders	$(532)	$525

Basic (loss) earnings per common share	$(0.14)	$0.13

Average common shares outstanding before the effect of grants, options and warrants	3,849,449	4,011,150

Diluted (loss) earnings per common share	$(0.14)	$0.13

Average common shares outstanding with the effect of grants, options and warrants	3,957,760	4,114,689

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Income

for the Three Month Periods Ended March 31, 2009 and 2008

(unaudited)

(dollars in thousands)

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
Balances, January 1, 2009	$—	$38	$—	$11,299	$15,517	$(40)	$26,814	$—
Net loss	—	—	—	—	(450)	—	(450)	(450)
Issuance of Series A, preferred stock, net of discount	—	—	—	7,918	—	—	7,918	—
Issuance of warrants to purchase common stock	—	—	234	—	—	—	234	—
Preferred stock dividend declared and discount accretion	—	—	—	13	(82)	—	(69)	—
Stock-based compensation	—	1	—	33	—	—	34	—
Employee stock purchase plan	—	—	—	3	—	—	3	—
Unrealized loss on investment securities	—	—	—	—	—	(123)	(123)	(123)

Balances, March 31, 2009	$—	$39	$234	$19,266	$14,985	$(163)	$34,361	$(573)

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balances, January 1, 2008	$—	$40	$—	$12,589	$14,233	$(10)	$26,852	$—
Net income	—	—	—	—	525	—	525	525
Change in accounting principle for split-dollar life insurance	—	—	—	—	(143)	—	(143)	(143)
Stock-based compensation	—	—	—	14	—	—	14
Employee stock purchase plan	—	—	—	3	—	—	3
Stock repurchased	—	—	—	(212)	—	—	(212)
Unrealized gain on investment securities	—	—	—	—	—	410	410	410

Balances, March 31, 2008	$—	$40	$—	$12,394	$14,615	$400	$27,449	$792

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Three Month Periods Ended March 31, 2009 and 2008

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(450)	$525
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization of furniture, equipment and leasehold improvements	140	131
Amortization of premiums and accretions of discounts, net	14	5
Origination of loans held for sale	(3,604)	—
Proceeds from sale of loans held for sale	2,383	—
Provision for credit losses	1,208	121
Deferred income taxes	(436)	(68)
Stock based compensation	34	14
Earnings on life insurance policies	(36)	(39)
Gain on sale of loans held for sale	(16)	—
Loss on sale of repossessed assets	5	—
(Increase) decrease in:
Accrued interest receivable	(37)	240
Other assets	(245)	(72)
(Decrease) increase in:
Accrued interest payable	(23)	(1)
Other liabilities	(2,716)	489

Net cash (used in) provided by operating activities	(3,779)	1,345

Cash flows from investing activities
Net (increase) decrease in loans	(1,437)	1,640
Purchase of investment securities - available-for-sale	(39,026)	(20,056)
Proceeds from maturity of securities and principal repayments	14,817	28,016
Purchase of interest bearing deposits with banks	(20,002)	(18,500)
Net increase in federal funds sold and other overnight investments	(22,950)	(8,093)
Purchase of premises and equipment, net of disposals	(57)	(97)

Net cash used in investing activities	(68,655)	(17,090)

Cash flows from financing activities
Net increase (decrease) in deposits	68,200	(3,839)
Net increase in securities sold under agreements to repurchase	1,657	2,597
Issuance of preferred stock and warrants	8,152	3
Issuance of common stock	3	—
Stock repurchased	—	(212)
Repayment of short-term borrowings	—	(4,170)
Proceeds from long-term borrowings	—	25,000

Net cash provided by financing activities	78,012	19,379

Net increase in cash	5,578	3,634
Cash and cash equivalents, beginning of period	4,346	5,411

Cash and cash equivalents, end of period	$9,924	$9,045

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

for the Three Month Periods Ended March 31, 2009 and 2008

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2009	2008
Supplemental cash flow information
Interest paid, including interest credited to accounts	$2,087	$2,512
Income taxes paid	$362	$352

Non-cash investing activities
Transfers from loans to other assets	$109	$—

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three Month Periods Ended March 31, 2009 and 2008

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2008.

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

The Bank currently conducts a general commercial and retail banking business in its market area, emphasizing the banking needs of small businesses, professional concerns and individuals from its headquarters in Annapolis, its six other branches located in Anne Arundel County, Maryland and one branch located on Kent Island in Queen Anne’s County, Maryland. The Bank’s newest branch Annapolis Towne Centre opened on December 16, 2008. The Bank has built its reputation on exemplary customer service and outreach to the communities surrounding each of the Bank’s locations. The Bank is committed to offering products and services that focus on relationship banking and provide an alternative to the large multi-regional financial institutions that are so pervasive in the markets the Bank serves. The Bank has selected its newest location based on demographics and business development opportunities. The Bank attracts most of its customer deposits from Anne Arundel County, Maryland, and to a lesser extent, Queen Anne’s County, Maryland. The Bank’s lending operations are centered in Anne Arundel County, but extend throughout Central Maryland.

Note C - Stock Based Compensation

Stock based-compensation expense recognized in the three month periods ended March 31, 2009 and 2008 was $34,000 and $14,000, respectively. Stock-based compensation expense recognized in the consolidated statement of income for the first quarter of 2009 and 2008 reflects estimated forfeitures.

During the first quarter of 2009 and 2008, there were no options granted to employees or directors of the Company or Bank. During the first quarter of 2009, non-employee directors of the Bank were awarded a total of 22,000 shares of restricted stock at a market value of $2.50 per share in lieu of an annual retainer. These shares vest on January 16, 2010. During the first quarter of 2008, non-employee directors of the Bank were awarded a total of 7,150 shares of restricted stock at a market value of $7.69 per share in lieu of an annual retainer. These shares vested on January 18, 2009. During the first quarter of 2009, an employee of the bank was awarded 1,500 restricted share units at a market value of $2.35 per share. One-third of the restricted share units have already vested. On each of the employee’s next two anniversaries of employment with the Bank, one-third of the remaining restricted share units will vest, with the units being one hundred percent vested on December 13. 2010. There were no restricted share units granted to employees during the first quarter of 2008.

Stock option activity for the three months ended March 31, 2009 and 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	216,261	$4.87
Grants	—	—
Exercised	—	—
Forfeitures	—	—

Outstanding as of March 31, 2009	216,261	$4.87

Exercisable at March 31, 2009	191,680	$4.33	3.30	$19,000

Outstanding at January 1, 2008	245,108	$4.68
Grants	—	—
Exercised	—	—
Forfeitures	—	—

Outstanding as of March 31, 2008	245,108	$4.68

Exercisable at March 31, 2008	206,149	$3.87	4.01	$775,000

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between the closing stock price of $2.72 on March 31, 2009 and $7.46 on March 31, 2008, the last trading day in the first quarter, and the exercise price for those in-the-money options multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Company’s stock. There were no options exercised in the first quarter of 2009 or 2008. The total intrinsic value of options vested was $19,000 as of March 31, 2009 and $775,000 as of March 31, 2008.

As of March 31, 2009, $42,000 of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 0.87 years. As of March 31, 2009, $109,000 of total unrecognized compensation costs related to unvested restricted shares and restricted share units is expected to be recognized over a weighted average period of 0.99 years.

A summary of the Company’s restricted share and restricted share units activity is as follows:

	Shares and Units	Weighted Average Exercise Price
Outstanding at January 1, 2009	19,150	$8.44
Grants	23,500	2.49
Issued	(7,150)	7.69
Forfeitures	—	—

Outstanding as of March 31, 2009	35,500	$4.67

Outstanding at January 1, 2008	13,000	$8.95
Grants	7,150	7.69
Issued	(1,000)	9.11
Forfeitures	—	—

Outstanding as of March 31, 2008	19,150	$8.44

Note D - Earnings Per Common Share

Information regarding earnings per common share is summarized as follows:

Computation of Earnings Per Common Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended March 31,
	2009	2008
Net (loss) income available to common shareholders	$(532)	$525
Average common shares outstanding	3,849	4,011
Basic (Loss) Earnings Per Common Share	$(0.14)	$0.13

Net (loss) income available to common shareholders	$(532)	$525
Average common shares outstanding before the effect of options, grants and warrants	3,849	4,011
Effect of options and warrants	108	104
Average common shares outstanding Including options and grants and warrants	3,958	4,115
Diluted (Loss) Earnings Per Common Share	$(0.14)	$0.13

Basic (loss) earnings per common share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) earnings per common share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options, restricted stock, restricted share units and warrants. For each of the three months ended March 31, 2009 and 2008, 386,569 and 76,121 shares of common stock, respectively, attributable to outstanding stock options and warrants were excluded from the calculations of diluted (loss) earnings per share because their effect was anti-dilutive.

Note E - Change in Accounting Principle

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and thus the entity must record compensation cost and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. The effects of the guidance have been applied as a change in accounting principle through a cumulative-effect adjustment to the Company’s retained earnings of $142,952 in the first quarter of 2008. This change had no effect on the first quarter of 2009.

Note F - Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs - Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

Investment securities available for sale is the only balance sheet category the Company is required by GAAP to account for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(in thousands)		Fair Value Measurements at March 31, 2009 Using
Description	Fair Value March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Available for Sale Securities	$107,677	$—	$107,677	$—	$—	$—

Total Assets Measured at Fair Value	$107,677	$—	$107,677	$—	$—	$—

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

(in thousands)		Fair Value Measurements at March 31, 2009 Using
Description	Fair Value March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired Loans	$11,396	$—	$11,396	$—	$—	$—
Other Assets (repossessed assets)	286	$—	$286	$—	$—	$—

Total Assets Measured at Fair Value	$11,682	$—	$11,682	$—	$—	$—

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2009.

Note G - Preferred Stock

On January 30, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 8,152 shares of Fixed Rate Cumulative preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 299,706 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $8,152,000 in cash.

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Prior to February 15, 2012, the Company may redeem shares of Series a preferred stock only if it has received aggregate gross proceeds of not less than $2,038,000 from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings. The redemption of the Series A preferred stock requires prior regulatory approval.

The warrant is exercisable at $4.08 per share at any time on or before January 30, 2019. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur.

The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither the Series A preferred stock nor the warrant will be subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the warrants with respect to, or exercise the warrants for more than one-half of the shares of common stock underlying the warrant prior to the earlier of (a) the date on which the Company has received the aggregate gross proceeds of not less than $8,152,000 from one or more qualified equity offerings and (b) December 31, 2009.

Note H - New Accounting Pronouncements

Recent Accounting Provisions Adopted

SFAS 141(R), “Business Combinations (Revised).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition–related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” contingencies are to be recognized at fair value unless it is a non-contractual contingency that is likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 was effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 did not have a significant impact on the Company’s consolidated financial statements.

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

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data. The Company adopted FSP EITF 03-6-1 effective March 31, 2009, and adoption did not have a material effect on consolidated results of operations or earnings per share.

Recent Accounting Pronouncements Issued But Not Yet Effective

FASB Staff Positions FAS 107-1 and APB 28-1, FAS 157-4, FASB 115-2 and FAS 124-2, Other than Temporary Impairment. FASB has issued FSPs to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The FSPs will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the FSPs effective for the period ending June 30, 2009, but does not anticipate that adoption will result in a material effect on consolidated results of operations.

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

Significant accounting policies followed by the Company are presented in Note 1 to the Company’s 2008 consolidated financial statements which can be found on the Company’s Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The allowance for credit losses consists of a specific component and a nonspecific component. The components of the allowance for credit losses represent an estimation done pursuant to either SFAS No. 5 “Accounting for Contingencies,” or SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The calculation of the allowance is based, in part, upon historical loss factors, as adjusted, for the major loan categories based upon adjusted historical loss experience over the prior eight quarters. The factors used to adjust the historical loss experience address various risk characteristics of the Bank’s loan portfolio including (1) trends in delinquencies and other nonperforming loans, (2) results of independent loan reviews, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Bank’s credit administration and loan portfolio management processes, (7) changes in the experience, ability and depth of lending management and staff, (8) the effect of the rapid escalation in real estate prices in 2003 through 2005 and continued decline of local real estate values on the level of potential credit losses in the Bank’s portfolio and (9) the impact of unresolved collateral and documentation exceptions on the potential credit losses in the Bank’s portfolio.

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

Activity in the allowance for credit losses for the three months ended March 31, 2009 and 2008 is shown below:

(Dollars in thousands)

	2009	2008
Total loans outstanding - at March 31	$270,718	$244,548
Average loans outstanding year-to-date	269,308	245,958

Allowance for credit losses at beginning of period	$4,123	$2,283

Provision charged to expense	1,208	121

Chargeoffs:
Commercial loans	—	4
Consumer and other loans	178	—

Total	178	4

Recoveries:
Commercial loans	—	—
Consumer and other loans	6	4

Total	6	4

Net chargeoffs	172	—

Allowance for credit losses at end of period	$5,159	$2,404

Allowance for credit losses as a percent of total loans	1.91%	0.98%
Net chargeoffs recoveries as a percent of average loans	0.06%	0.00%

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, loans with repossessed collateral and other real estate owned, totaled $11.7 million at March 31, 2009, compared to $6.5 million at December 31, 2008. The percentage of nonperforming loans to total loans was 4.32% at March 31, 2009, compared to 2.42% at December 31, 2008.

The Company is continuing to experience weaknesses in its residential construction, home equity, commercial mortgage, and one-to-four family residential loan portfolios as loan delinquencies increase and the potential for foreclosures increases. General downward economic trends and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit (especially its boat loan portfolio), resulting in additional write-downs and loans placed on nonaccrual. At March 31, 2009, $8.6 million in loans were classified as nonaccrual compared to $4.3 million at December 31, 2008. Nearly half of the quarter-end nonaccrual total consisted of loans to two builder developers and one residential mortgage loan where the borrower was tragically killed in an accident.

The Company continues to monitor and modify its allowance for credit losses as conditions dictate. While management believes that, based on information currently available, the Company’s allowance for credit losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for credit losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for credit losses will not be necessary if economic and other conditions differ substantially from economic and other conditions at the time management determined the current level of the allowance for credit losses. Management may in the future increase the level of the allowance as its loan portfolio increases or as circumstances dictate.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets at March 31, 2009 were $469.6 million, an increase of $74.7 million or 18.9% from total assets at December 31, 2008 of $394.9 million. The increase in total assets was due to the success of the Company’s Superior Savings deposit campaign that raised nearly $70 million in new deposits. The excess liquidity derived from the campaign resulted in the increases in interest bearing deposits with banks, federal funds sold and other overnight investments and investment securities available for sale. Investment securities available for sale increased $24.0 million or 28.7% increasing to $107.7 million from $83.7 million, while federal funds sold increased to $46.7 million from $23.8 an increase of $22.9 million or 96.6%. Interest-bearing deposits with banks increased to $21.0 million from $1.0 million at December 31, 2008.

Gross loans at March 31, 2009 were $270.7 million, up $2.5 million from $268.2 million at December 31, 2008, an increase of 0.93%. The change resulted from increased mortgage activity with mortgage loans held for sale balances increasing by $1.2 million. Construction loan balances also increased rising $2.1 million or 7.5% compared to December 31, 2008. Decreases in installment loan balances, as repossessed boats were moved to other assets and adjustable rate mortgages as loans were refinanced, offset the increases in construction loans and loans held for sale.

The allowance for credit losses increased $1.0 million rising to $5.2 million at March 31, 2009 compared to $4.1 million at December 31, 2008. The increase in the allowance is attributed to the addition of a provision for credit losses of $1.2 million offset by net charge-offs of loans deemed uncollectible of $172,000. The Company recorded charge-offs of $178,000 for the quarter and received recoveries of $6,000 for the three months ended March 31, 2009. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At March 31, 2009 and December 31, 2008, the allowance for credit losses to total loans was 1.91% and 1.54%, respectively. Nonperforming assets as of March 31, 2009 and December 31, 2008 were $11.7 million and $6.5 million, respectively.

Deposits of $368.8 million at March 31, 2009 compared to deposits of $300.6 million at December 31, 2008 represent an increase of $68.2 million or 22.7%. The increase was the result of the success of the Superior Savings campaign as savings deposits increased $68.6 million. Money market account balances decreased $3.7 million or 7.34% from December 31, 2008 to March 31, 2009 while certificates of deposit increased $4.4 million or 4.8% over the same period.

Long-term borrowings consisting of Federal Home Loan Bank (“FHLB”) borrowings totaled $40.0 million at March 31, 2009 and December 31, 2008. All $40.0 million in borrowings were made under the FHLB of Atlanta’s convertible advance program with an average remaining life of 3.88 years to maturity and 0.34 years to the first call date. The borrowings have a weighted average interest rate of 3.06%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued

$5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 4.38%. The capital securities are scheduled to mature on March 26, 2033. The capital securities are now callable on a quarterly basis.

On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the U. S. Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) for a total purchase price of $8,152,000.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008.

General. The Company recorded a loss of $450,000 for the three months ended March 31, 2009 or ($0.14) per basic and diluted common share, compared to net income of $525,000, or $0.13 per basic and $0.13 per diluted common share, for the three months ended March 31, 2008 due to an increase in the provision for credit losses. Net interest income decreased by $201,000 or 6.4% for the three months ended March 31, 2009 compared to the same in period in 2008 while noninterest income improved by $16,000, a 3.7% increase. Noninterest expense increased $265,000 or 10.1%. The Bank recorded $1.2 million in provision for credit losses during the three months ended March 31, 2009, compared to $121,000 in provision for credit losses during the same period in 2008.

Interest Income. Interest income decreased $649,000 or 11.5% for the quarter ended March 31, 2009 compared to the same quarter in 2008 as a result of lower loan, federal funds sold and interest bearing deposits with bank yields. Average loan balances increased $23.3 million for the three months ended March 31, 2009 over average loan balances for the three months ended March 31, 2008 but were offset by a drop in loan yield due to numerous Federal Reserve interest rate reductions. The yield on the loan portfolio fell to 5.91% for the three months ended March 31, 2009 from 7.29% for the three months ended March 31, 2008. Total investment income decreased $119,000 for the quarter ended March 31, 2009 compared to the same period in 2008 despite an increase in the yield on investment securities, to 4.95% from 4.90%. The yield on federal funds sold dropped to 0.21% from 2.96% for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

Interest Expense. Interest expense decreased by $448,000 or 17.9% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 despite the increase of $44.8 million in average interest-bearing deposit balances. Interest expense on interest-bearing deposits for the quarter ended March 31, 2009 was $1.7 million compared to $2.0 million for the same period in 2008, an 18.2% decrease. The decrease was the result of lowering the cost of money market accounts to 1.03% from 3.05% and the cost of certificates of deposit to 3.20% from 4.60%. The total cost of interest-bearing liabilities decreased for the quarter ended March 31, 2009 to 2.37% from 3.32% for the quarter ended March 31, 2008. The Company’s overall cost of funds decreased to 2.15% from 2.96% for the same period. Interest expense on long-term borrowings and junior subordinated debentures was $363,000 for the three months ended March 31, 2009 compared to $367,000 for the three months ended March 31, 2008.

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

Rate/Volume Analysis

(Dollars in thousands)

	Quarter Ended March 31, 2009 vs. 2008
		Due to Change in
	Increase or (Decrease)	Volume	Rate	Rate/ Volume

Interest income on:
Loans	$(530)	$423	$(871)	$(82)
Investment securities	64	62	2	—
Interest bearing deposits in other banks	(99)	36	(101)	(34)
Federal funds sold and other overnight investments	(84)	166	(97)	(153)

Total interest income	(649)	687	(1,067)	(269)

Interest expense on:
NOW accounts	—	—	—	—
Money market accounts	(488)	(248)	(404)	164
Savings accounts	448	558	(41)	(69)
Certificates of deposit	(332)	7	(337)	(2)
Repurchase agreements	(72)	(15)	(67)	10
Long-term borrowing	38	46	(7)	(1)
Junior subordinated debt	(42)	—	(42)	—

Total interest expense	(448)	348	(898)	102

Net interest income	$(201)	$339	$(169)	$(371)

Consolidated Average Balances, Yields and Rates

(Balances in thousands)	Three Month Periods Ended
	March 31, 2009			March 31, 2008
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest Earning Assets
Federal funds sold and other overnight investments	$42,675	$22	0.21%	$14,396	$106	2.96%
Interest bearing deposits in other banks	5,445	7	0.52%	10,731	107	4.01%
Investment securities	84,368	1,030	4.95%	79,245	965	4.90%
Loans	269,308	3,927	5.91%	245,958	4,457	7.29%

Total interest earning assets	401,796	4,986	5.03%	350,330	5,635	6.47%
Noninterest Earning Assets
Cash and due from banks	6,808			6,009
Other assets	13,536			13,660

Total Assets	$422,140			$369,999

Liabilities and Stockholders’ Equity
Interest Bearing Deposits
NOW accounts	$25,525	$13	0.21%	$27,151	$13	0.19%
Money market accounts	47,839	122	1.03%	80,558	610	3.05%
Savings accounts	125,220	780	2.53%	46,783	332	2.85%
Certificates of deposit	96,177	759	3.20%	95,454	1,091	4.60%
Repurchase agreements	12,590	24	0.77%	14,898	96	2.59%
Long-term borrowings	40,000	306	3.10%	34,139	268	3.11%
Junior subordinated debt	5,000	57	4.62%	5,000	99	7.83%

Total interest bearing liabilities	352,351	2,061	2.37%	303,983	2,509	3.32%

Noninterest Bearing Liabilities
Demand deposit accounts	36,357			37,324
Other liabilities	1,616			1,233
Stockholders’ Equity	31,816			27,459

Total Liabilities and Stockholders’ Equity	$422,140			$369,999

Interest rate spread			2.66%			3.15%
Ratio of interest earning assets to interest bearing liabilities			114.03%			115.25%
Net interest income and net interest margin		$2,925	2.95%		$3,126	3.59%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.

Net interest income decreased by $201,000 or 6.4% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was due to the drop in yield on the loan portfolio from 7.29% to 5.91% and the impact of the volume of new interest-bearing deposit balances.

For the three months ended March 31, 2009, the net interest margin decreased to 2.95% compared to 3.59% for the three months ended March 31, 2008, with the interest rate spread for the same period falling to 2.66% from 3.15%. The decrease in net interest margin for the quarter ended March 31, 2009 was the result of a drop in the yield on interest earning assets to 5.03% from 6.47% for the quarter ended March 31, 2008.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $1.2 million for the three months ended March 31, 2009 compared to $121,000 for the same period in 2008. The increase in the provision was due to an increase in nonperforming loan balances and risk rating downgrades to certain loans in the Company’s portfolio. The Bank recorded net charge-offs of $172,000 for the quarter ended March 31, 2009 compared to a net recovery of less than $1 thousand for the quarter ended March 31, 2008.

Noninterest Income. Noninterest income increased by $16,000 or 3.7% to $450,000 for the three months ended March 31, 2009 from $434,000 for the same period of 2008. The improvement in noninterest income was due to gains recognized on the sale of loans held for sale of $16,000.

Noninterest Expense. Noninterest expense increased by $265,000 or 10.1% for the three months ended March 31, 2009 compared to the same quarter in 2008. The increase in noninterest expense was primarily due to increased personnel costs of $71,000, occupancy and equipment expense of $69,000 and other expenses of $89,000. The increases in personnel expense and occupancy and equipment expense are due to opening a new branch in the fourth quarter of 2008. There were no costs associated with the new branch in the quarter ended March 31, 2008. Other operating expense increased $90,000 for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 and included an increase of $44,000 in FDIC insurance expense and $20,000 in costs incurred relating to the Company’s repossessed assets.

Income Tax Expense. The Company recorded a current tax benefit for the three-month period ended March 31, 2009 of $268,000. This amount includes $248,000 of federal and $20,000 of state income tax benefits. The Company’s combined effective federal and state income tax rate was approximately 37.3% for the three months ended March 31, 2009 versus 35.8% for the three months ended March 31, 2008.

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

The Company’s major source of liquidity is its deposit base. At March 31, 2009, total deposits were $368.8 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $271.9 million or 73.7% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest-bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2009, interest-bearing deposits with banks, federal funds sold and other overnight investments totaled $67.7 million while investment securities available-for-sale totaled $107.7 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at up to 40% of the Bank’s total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance

Applications and the pledging of sufficient eligible collateral to secure advances. At March 31, 2009, the Company had a $187.9 million credit limit with the FHLB with advances outstanding of $40.0 million. The Company had collateral sufficient to borrow up to $5.1 million of the remaining $147.9 million from the FHLB. Additionally, at March 31, 2009, the Bank had available credit with its correspondent banks of $15.5 million.

Capital Resources

Total stockholders’ equity was $34.4 million at March 31, 2009, representing an increase of $7.5 million or 28.1% from December 31, 2008. The growth of stockholders’ equity in the first three months of 2009 as compared to the same period in 2008 was attributable to the infusion of capital under TARP. Under TARP, the U. S. Treasury created the CPP, pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000.

Offsetting the increase in stockholder’s equity derived from the TARP was the loss of $450,000 recorded for the quarter and an increase in the Company’s accumulated other comprehensive loss of $123,000 resulting from lower market values of securities available-for-sale. Stock based compensation and stock purchases through the Company’s Employee Stock Purchase Plan added $37,000 to the stockholder’s equity for the quarter.

Dividends of $69,000 payable on the Series A preferred stock were accrued during the quarter and will be payable on May 15, 2009.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	March 31, 2009	December 31, 2008	Minimum Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	13.4%	11.4%	4.0%
Total Capital	14.7%	12.6%	8.0%
Tier 1 Leverage Ratio	9.3%	8.4%	4.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of March 31, 2009, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Temporary Liquidity Guarantee Program

In November 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. In December 2008, the Company elected to participate in the guarantee program for deposit accounts and opted out of the guarantee program for unsecured debt.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Secretary of the Treasury to establish the TARP. Pursuant to TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In addition, under TARP, the Treasury created the CPP, pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000.

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

Comprehensive Financial Stability Plan of 2009

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

On May 13, 2009, management learned of a potential fraud with respect to a $4.8 million commercial loan that is currently in default. Management is still in the process of evaluating how to proceed to try to collect the money owed.

If the loan is deemed uncollectible in whole or in part, the Company will have to increase its provision for credit losses and or charge-off the uncollectible amounts due to the Bank, which may have a material adverse effect on the Company’s consolidated results of operations and financial condition. (For additional information see Item 5 – Other Information.)

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

On May 13, 2009, management learned of a potential fraud with respect to a $4.8 million commercial loan that is currently in default. The loan was originated in December 2007 for $4.9 million and, as of May 13, 2009, the borrower was delinquent on the last two monthly payments. At origination, the loan was secured by a first lien on the assets of two restaurants, as well as a blanket lien on two life insurance policies with a cash surrender value in the aggregate amount of $7.5 million. On May 13, 2009, management, as part of its loan collection efforts, learned that the life insurance policies did not exist. Management has been unable to locate the individual who personally guaranteed the loan and who was allegedly insured on the fraudulent life insurance policies. Management is currently cooperating with law enforcement authorities with respect to the fraudulent activities it has discovered.

Management is still in the process of evaluating how to proceed to try to collect the money owed, including, but not limited to, selling the restaurants that collateralize the loan or transferring the loan to individuals who could continue to operate the restaurants and make payments on the loan. Collection of full principal and interest under the original terms of the loan, however, remains uncertain at this time. If the loan is deemed uncollectible in whole or in part, the Company will have to increase its provision for credit losses and or charge-off the uncollectible amounts due to the Bank, which may have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Item 6 - Exhibits

Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Annapolis Bancorp, Inc.**

3.3	Articles of Incorporation of BankAnnapolis***

3.4	Bylaws of BankAnnapolis***

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

4.1	Form of Stock Certificate for the Fixed Rate Cumulative Preferred Stock, Series A. *******

4.2	Warrant To Purchase 299,706 Shares of Common Stock Of Annapolis Bancorp, Inc. *******

10.1	Annapolis National Bancorp, Inc. Employee Stock Option Plan*+

10.2	Annapolis National Bancorp, Inc. 2000 Employee Stock Option Plan****

10.3	Annapolis Bancorp, Inc. 2006 Stock Incentive Plan*****

10.4	Form of Stock Option Award Agreement*****

10.5	Form of Restricted Share Award Agreement*****

10.6	Form of Deferral Election Agreement for Deferred Share Units*****

10.7	Annapolis Bancorp, Inc. 2007 Employee Stock Purchase Plan ******

10.8	Securities Purchase Agreement by and between the United States Department of the Treasury and Annapolis Bancorp, Inc. dated January 30, 2009*******

31.1	Certification Pursuant to Sarbanes-Oxley Section 302 (filed herewith)

31.2	Certification Pursuant to Sarbanes-Oxley Section 302 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith)

+	Management contract or compensatory plan or arrangement.

*	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, filed with the Securities and Exchange Commission on June 23, 1997.

**	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 23, 2007.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.

****	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2000 annual meeting, filed with the Securities and Exchange Commission on April 5, 2000.

*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on August 8, 2006.

******	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2007 annual meeting, filed with the Securities and Exchange Commission on April 13, 2007.

*******	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC.
(Registrant)

Date:	May 15, 2009	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date:	May 15, 2009	/s/ Edward J. Schneider
Edward J. Schneider
Chief Financial Officer