Form 10-Q
period 2009-06-30
ANNAPOLIS BANCORP INC
filed 2009-08-12
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

At July 31, 2009, the Registrant had 3,860,322 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of June 30, 2009 and December 31, 2008

(in thousands)

	(Unaudited) June 30, 2009	(Audited) December 31, 2008
Assets
Cash and due from banks	$7,633	$4,346
Interest-bearing deposits with banks	22,005	1,000
Federal funds sold and other overnight investments	13,387	23,768
Investment securities available for sale, at fair value	131,084	83,685
Loans held for sale	1,446	344
Loans, less allowance for credit losses of $8,521 and $4,123	262,489	263,749
Premises and equipment, net	9,477	9,651
Accrued interest receivable	2,001	1,768
Deferred income taxes	4,414	1,747
Investment in bank owned life insurance	4,156	4,085
Other assets	1,035	773

Total assets	$459,127	$394,916

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$40,424	$39,065
Interest-bearing	321,831	261,562

Total deposits	362,255	300,627

Securities sold under agreements to repurchase	17,890	12,639
Long-term borrowings	40,000	40,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	2,748	9,836

Total liabilities	427,893	368,102

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 8,152 shares at June 30, 2009 and 0 at December 31, 2008, net of discount	7,949	—
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,860,077 shares at June 30, 2009 and 3,842,943 at December 31, 2008	39	38
Warrants	234	—
Paid in capital	11,398	11,299
Retained earnings	13,004	15,517
Accumulated other comprehensive loss	(1,390)	(40)

Total stockholders’ equity	31,234	26,814

Total liabilities and stockholders’ equity	$459,127	$394,916

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

for the Three and Six Month Periods Ended June 30, 2009 and 2008

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Interest income
Loans	$3,955	$4,170	$7,883	$8,627
Investment securities	1,346	1,050	2,376	2,015
Interest-bearing deposits with banks	24	83	31	190
Federal funds sold and other overnight investments	18	123	40	229

Total interest income	5,343	5,426	10,330	11,061

Interest expense
Interest-bearing deposits	1,556	1,681	3,230	3,727
Securities sold under agreements to repurchase	36	62	60	158
Short-term borrowings	—	—	—	3
Long-term borrowings	309	333	615	598
Junior subordinated debentures	55	73	112	172

Total interest expense	1,956	2,149	4,017	4,658

Net interest income	3,387	3,277	6,313	6,403
Provision for credit losses	3,803	367	5,011	488

Net interest (loss) income after provision for credit losses	(416)	2,910	1,302	5,915

Noninterest income
Service charges and fees	307	312	587	605
Mortgage banking fees	27	16	46	34
Other fee income	120	123	260	246
Gain on sale of loans	49	—	65	—
Gain of sale of repossessed assets	5	—	—	—

Total noninterest income	508	451	958	885

Noninterest expense
Personnel	1,617	1,538	3,242	3,092
Occupancy and equipment	373	307	761	626
Data processing	216	184	432	387
Professional fees	228	107	351	218
Marketing	99	106	207	203
FDIC Insurance	272	35	325	44
Other operating expenses	395	369	767	696

Total noninterest expense	3,200	2,646	6,085	5,266

(Loss) income before income taxes	(3,108)	715	(3,825)	1,534
Income tax (benefit) expense	(1,247)	257	(1,514)	551

Net (loss) income	(1,861)	458	(2,311)	983
Preferred stock dividend and discount accretion	120	—	202	—

Net (loss) income available to common shareholders	$(1,981)	$458	$(2,513)	$983

Basic (loss) earnings per share	$(0.51)	$0.12	$(0.65)	$0.25

Average common shares outstanding before the effect of grants, options and warrants	3,854,867	3,853,718	3,852,173	3,932,434

Diluted (loss) earnings per common share	$(0.51)	$0.12	$(0.65)	$0.24

Average common shares outstanding with the effect of grants, options and warrants	3,854,867	3,955,160	3,852,173	4,034,817

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Income

for the Six Month Periods Ended June 30, 2009 and 2008

(unaudited)

(dollars in thousands)

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
Balances, January 1, 2009	$—	$38	$—	$11,299	$15,517	$(40)	$26,814	$—
Net loss	—	—	—	—	(2,311)	—	(2,311)	(2,311)
Issuance of Series A, preferred stock, net of discount	7,918	—	—	—	—	—	7,918	—
Issuance of warrants to purchase common stock	—	—	234	—	—	—	234	—
Issuance of common stock on exercise of options	—	—	—	48	—	—	48
Preferred stock dividend declared and discount accretion	31	—	—	—	(202)	—	(171)	—
Stock-based compensation	—	1	—	45	—	—	46	—
Employee stock purchase plan	—	—	—	6	—	—	6	—
Unrealized loss on investment securities Securities, net of taxes of $880	—	—	—	—	—	(1,350)	(1,350)	(1,350)

Balances, June 30, 2009	$7,949	$39	$234	$11,398	$13,004	$(1,390)	$31,234	$(3,661)

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
Balances, January 1, 2008	$—	$40	$—	$12,589	$14,233	$(10)	$26,852	$—
Net income	—	—	—	—	983	—	983	983
Change in accounting principle for split-dollar life insurance	—	—	—	—	(143)	—	(143)	(143)
Stock-based compensation	—	—	—	56	—	—	56
Employee stock purchase plan	—	—	—	6	—	—	6

Stock repurchased	—	(2)	—	(1,504)	—	—	(1,506)
Unrealized loss on investment Securities, net of taxes of $252	—	—	—	—	—	(385)	(385)	(385)

Balances, June 30, 2008	$—	$38	$—	$11,147	$15,073	$395	$25,863	$455

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Six Month Periods Ended June 30, 2009 and 2008

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(2,311)	$983
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization of furniture, equipment and leasehold improvements	292	260
Amortization of premiums and accretions of discounts, net	104	15
Origination of loans held for sale	(14,326)	—
Proceeds from sale of loans held for sale	13,224	—
Provision for credit losses	5,011	488
Stock based compensation	46	56
Deferred income taxes	(1,787)	(157)
Earnings on life insurance policies	(71)	(81)
Gain on sale of loans held for sale	(65)	—
(Increase) decrease in:
Accrued interest receivable	(233)	(223)
Other assets	(143)	(30)
(Decrease) increase in:
Accrued interest payable	(37)	(50)
Other liabilities	(7,099)	269

Net cash (used in) provided by operating activities	(7,395)	1,530

Cash flows from investing activities
Net increase in loans	(3,806)	(9,004)
Purchase of investment securities - available-for-sale	(84,549)	(38,581)
Proceeds from maturity of securities and principal repayments	34,816	35,239
Purchase of interest-bearing deposits with banks	(21,005)	(1,000)
Net decrease in federal funds sold and other overnight investments	10,381	258
Purchase of premises and equipment, net of disposals	(117)	(179)

Net cash used in investing activities	(64,280)	(13,267)

Cash flows from financing activities
Net increase (decrease) in deposits	61,624	(5,231)
Net increase in securities sold under agreements to repurchase	5,251	3,069
Issuance of preferred stock and warrants	8,152	—
Issuance of common stock	6	6
Stock repurchased	—	(1,506)
Stock options exercised	48	—
Payment of preferred stock dividend	(119)	—
Repayment of short-term borrowings	—	(4,170)
Proceeds from long-term borrowings	—	20,000

Net cash provided by financing activities	74,962	12,168

Net increase in cash	3,287	431
Cash and cash equivalents, beginning of period	4,346	5,411

Cash and cash equivalents, end of period	$7,633	$5,842

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

for the Six Month Periods Ended June 30, 2009 and 2008

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2009	2008
Supplemental cash flow information
Interest paid, including interest credited to accounts	$4,174	$4,710
Income taxes paid	$505	$784

Non-cash investing activities
Transfers from loans to other assets	$115	$—

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three and Six Month Periods Ended June 30, 2009 and 2008

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2009.

The Company has evaluated subsequent events for potential recognition and/or disclosure through August 12, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

Note C – Stock Based Compensation

Stock based-compensation expense recognized in the three month periods ended June 30, 2009 and 2008 was $26,000 and $15,000, respectively, and $46,000 and $56,000 for the six months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the first and second quarters of 2009 and 2008 reflects estimated forfeitures.

During the first and second quarters of 2009 and 2008, there were no options granted to employees or directors of the Company or Bank.

Stock option activity for the six months ended June 30, 2009 and 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	216,261	$4.87
Grants	—	—
Exercised	7,777	2.64
Forfeitures	—	—

Outstanding as of June 30, 2009	208,484	$4.95

Exercisable at June 30, 2009	190,624	$4.56	3.10	$126,000

Outstanding at January 1, 2008	245,108	$4.68
Grants	—	—
Exercised	—	—
Expired	4,444	$6.19
Forfeitures	—	—

Outstanding as of June 30, 2008	240,664	$4.65

Exercisable at June 30, 2008	208,425	$3.99	3.83	$478,000

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on the last trading day in the first six months of 2009 and 2008, and the exercise price of the options multiplied by the number of shares) on June 30, 2009 and June 30, 2008. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $4,700 for the six months ended June 30, 2009, and zero for the six months ended June 30, 2008. The total fair value of options that vested during the six month period ending June 30, 2009 was $26,000 and $26,000 for the six months ended June 30, 2008.

During the first quarter of 2009, an employee of the bank was awarded 1,500 restricted share units at a market value of $2.35 per share. One-third of the restricted share units have already vested. On each of the employee’s next two anniversaries of employment with the Bank, one-third of the remaining restricted share units will vest, with the units being one hundred percent vested on December 13. 2010. During the second quarter of 2009 an employee of the Bank was awarded 25,000 deferred restricted share units and 10,000 restricted shares. The deferred restricted share units vest in five equal installments beginning on April 27, 2010 with the issuance of the underlying shares deferred until April 27, 2014. The restricted shares vest in two equal annual installments beginning April 27, 2010. The market value of the shares on the date of the award was $3.50 per share. There were no restricted share units granted to employees during the first or second quarter of 2008.

During the first quarter of 2009, non-employee directors of the Bank were awarded a total of 22,000 shares of restricted stock at a market value of $2.50 per share in lieu of an annual retainer. These shares vest on January 23, 2010. During the first quarter of 2008, non-employee directors of the Bank were awarded a total of 7,150 shares of restricted stock at a market value of $7.69 per share in lieu of an annual retainer. These shares vested on January 18, 2009. During the second quarter of 2009, a non-employee director was awarded restricted stock in lieu of a cash retainer. The award, which totaled $2,917, was based on the director’s prorated share of an annual retainer of $5,000. As of June 30, 2009 the market value of the shares awarded had not yet been established as the value is to be based on the closing price of the Company’s stock on the first day of the Company’s next trading window that occurs after June 30, 2009. There were no restricted shares granted to non-employee directors during the second quarter of 2008.

Restricted stock activity for the six months ended June 30, 2009 and 2008 was as follows:

	Shares	Weighted Average Grant Price
Outstanding at January 1, 2009	19,150	$8.47
Grants	58,500	3.09
Issued	(7,150)	7.69
Forfeitures	—	—

Outstanding as of June 30, 2009	70,500	$4.09

Outstanding at January 1, 2008	13,000	$8.95
Grants	7,150	7.69
Issued	—	—
Forfeitures	—	—

Outstanding as of June 30, 2008	20,150	$8.50

As of June 30, 2009, $75,000 of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 0.82 years. As of June 30, 2009, $184,000 of total unrecognized compensation costs related to unvested restricted shares is expected to be recognized over a weighted average period of 2.41 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income available to common shareholders	$(1,981)	$458	$(2,513)	$983
Average common shares outstanding	3,855	3,854	3,852	3,932
Basic (Loss) Earnings Per Common Share	$(0.51)	$0.12	$(0.65)	$0.25

Net (loss) income available to common shareholders	$(1,981)	$458	$(2,513)	$983
Average common shares outstanding before the effect of options, grants and warrants	3,855	3,854	3,852	3,932
Effect of options and restricted stock	—	101	—	102
Average common shares outstanding including options, grants and warrants	3,855	3,955	3,852	4,035
Diluted (Loss) Earnings Per Common Share	$(0.51)	$0.12	$(0.65)	$0.24

Basic (loss) earnings per share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock, restricted share units and warrants. For each of the three months ended June 30, 2009 and 2008, 389,035 and 62,302 shares of common stock, respectively, attributable to outstanding stock options and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive. For each of the six months ended June 30, 2009 and 2008, 393,296 and 56,971 shares of common stock, respectively, attributable to outstanding stock options and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

Note E – Change in Accounting Principle

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and thus the entity must record compensation cost and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. The effects of the guidance have been applied as a change in accounting principle through a cumulative-effect adjustment to the Company’s retained earnings of results of operations.

Note F – Investment Securities

Investment securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2009
Available for sale
U.S. Government agency	$58,489	$148	$1,451	$57,186
State and Municipal	1,081	1	16	1,066
Mortgage-backed securities	70,228	392	1,383	69,237
Federal Home Loan Bank stock	2,511	—	—	2,511
Federal Reserve Bank stock	504	—	—	504
Other equity securities	567	13		580

	$133,380	$554	$2,850	$131,084

December 31, 2008
Available for sale
U.S. Government agency	$47,027	$503	$233	$47,297
State and Municipal	867	—	33	834
Mortgage-backed securities	32,347	203	515	32,035
Federal Home Loan Bank stock	2,451	—	—	2,451
Federal Reserve Bank stock	504	—	—	504
Other equity securities	556	8		564

	$83,752	$714	$781	$83,685

The amortized cost and estimated fair value of securities by contractual maturities at June 30, 2009 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Available for Sale
	Amortized Cost	Estimated Fair Value
(dollars in thousands)
Due within one year	$1,000	$1,037
Due after one through five years	6,412	6,372
Due after five through ten years	37,335	37,034
Due after ten years	85,051	83,046
Equity securities	3,582	3,595

	$133,380	$131,084

The following table shows the level of the Company’s gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at June 30, 2009.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. Government Agency	$—	$—	$45,937	$1,451	$45,937	$1,451
State and Municipal	—	—	949	16	949	16
Mortgage-backed Securities	—	—	42,188	1,383	42,188	1,383

	$—	$—	$89,074	$2,850	$89,074	$2,850

All of the remaining securities that are temporarily impaired are impaired due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time they were purchased. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Note G – Fair Value Measurements

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

Level 2 inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Investment securities available for sale is the only balance sheet category the Company is required by GAAP to account for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(dollars in thousands) Description	Fair Value June 30, 2009	Fair Value Measurements at June 30, 2009 Using			Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$131,084	$—	$131,084	$—	$—	$—

Total Assets Measured at Fair Value	$131,084	$—	$131,084	$—	$—	$—

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

The Company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the following table.

(dollars in thousands) Description	Fair Value June 30, 2009	Fair Value Measurements at June 30, 2009 Using			Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,297	$—	$9,297	$—	$—	$—
Other assets (repossessed assets)	302		302

Total Assets Measured at Fair Value	$9,599	$—	$9,599	$—	$—	$—

Loans for which it is probable that the Company will not collect all of principal and interest due according to contractual terms are measured for impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method. In our determination of fair value, we have categorized both methods of valuation as estimates based on Level 2 inputs.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal or utilizing some other method of valuation for the collateral and applying a discount factor to the value based on our loan review policy and procedures.

If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flow’s discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums, or discounts existing at origination or acquisition of the loan.

Management establishes a specific reserve for loans that have an estimated fair value below the carrying value. Impaired loans had a carrying amount of $11.5 million with specific reserves of $1.9 million as of June 30, 2009.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for credit losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the six months ended June 30, 2009 the Company charged-off $719,000 of impaired loans to the allowance for credit losses.

The Company records repossessed assets such as boats, automobiles or equipment at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less selling costs thereafter. Estimated fair value is generally based upon independent values of the collateral obtained through valuation or listing services specifically used for the type of asset repossessed. We consider these collateral values to be estimated using Level 2 inputs. Repossessed assets totaled $302,000 at June 30, 2009.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at June 30, 2009.

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

	June 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$7,633	$7,633	$4,346	$4,346
Federal funds sold	13,387	13,387	23,768	23,768
Interest bearing balances with banks	22,005	22,005	1,000	1,000
Investment securities (total)	131,084	131,084	83,685	83,685
Loans, net	263,935	262,790	264,093	265,090
Accrued interest receivable	2,001	2,001	1,768	1,768
Bank owned life insurance	4,156	4,156	4,085	4,085
Financial liabilities
Noninterest-bearing deposits	$40,424	$40,424	$39,065	$39,065
Interest-bearing deposits	321,831	323,070	261,562	262,067
Securities sold under agreements to repurchase	17,890	17,890	12,639	12,639
Short-term borrowings	—	—	—	—
Long-term borrowings	40,000	37,837	40,000	36,809
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	250	250	291	291

The carrying amount of cash and due from banks, federal funds sold and interest bearing balances with banks approximates fair value.

The fair values of U.S. Treasury and Government agency securities and mortgage backed securities are determined using market quotations.

The fair value of fixed-rate loans is estimated to be the present value of scheduled payments discounted using interest rates currently in effect. The fair value of variable-rate loans, including loans with a demand feature, is estimated to equal the carrying amount. The valuation of loans is adjusted for possible credit losses. The fair value of loans held for sale are at the carrying value (lower of cost or market) since such loans are typically committed to be sold (servicing released) at a profit.

The fair value of bank owned life insurance is the current cash surrender value which is the carrying value.

The fair value of noninterest-bearing deposits is the amount payable on demand at the reporting date, since generally accepted accounting standards does not permit an assumption of core deposit value.

The fair value of interest bearing transaction, savings, and money market deposits with no defined maturity is the amount payable on demand at the reporting date, since generally accepted accounting standards does not permit an assumption of core deposit value.

The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits would be accepted.

The carrying amount for customer repurchase agreements and variable rate borrowings approximate the fair values at the reporting date. The fair value of fixed rate Federal Home Loan Bank advances is estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms. The fair value of variable rate Federal Home Loan Bank advances is estimated to be carrying value since these liabilities are based on a spread to a current pricing index.

Management has reviewed the unfunded portion of commitments to extend credit, as well as standby and other letters of credit, and has determined that the fair value of such instruments is equal to the fee, if any, collected and unamortized for the commitment made.

Note H – Preferred Stock

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

Note I – New Accounting Pronouncements

Recent Accounting Provisions Adopted

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued three final FASB Staff Positions (“FSP”s) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.

FSP No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FAS 157-4 provided guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurement. FAS 157-4 relates to determining fair value when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the concept that assets should be valued at a level that would be obtained in an orderly transaction, and the need to use judgment in determining fair value if an active market has become inactive.

FSP No. FAS 107-1 and APB-28-1, Interim Disclosures about Fair Value of Financial Instruments. FAS 107-1 and APB-28-1 enhanced consistency in financial reporting by increasing the frequency of fair value disclosures. FSP No. 107-1 and APB 28-1 now requires that disclosures for fair values of financial instruments not currently reflected on the balance sheet at fair value be prepared and presented quarterly. Previously, these were annual disclosures.

FSP No. FAS 115-1 and FAS 124-2, Recognition and Presentation of Other than Temporary Impairments. FAS 115-1 and FAS 124-2 provided increased guidance to create increased consistency and clarity in accounting for and presenting impairment losses on securities. FSP Nos. FAS 115-2 and FAS 124-2 are intended to provide greater consistency to the timing of impairment charges, and bring clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires more timely disclosure regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009. The Company has adopted the FSPs effective for the period ending June 30, 2009.

See additional information about our adoption of these FSPs in Note F and G.

Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective June 15, 2009 and did not have a material impact on the Company’s Consolidated Financial Statements.

Recent Accounting Pronouncements Issued But Not Yet Effective

SFAS No. 168, The FASB Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 is a replacement of SFAS No. 162 which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective September 15, 2009 and will not have a material impact on the Company’s Consolidated Financial Statements.

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

During the second quarter of 2009, management established a $0.7 million specific reserve for a $4.8 million commercial loan secured by a first lien on the assets of two operating restaurants. At origination, in addition to the first lien on the restaurants’, a blanket lien on two life insurance policies with a cash surrender value of $7.5 million was presented as collateral. On May 13, 2009, Management discovered the life insurance policies were fraudulent. As of June 30, 2009, the restaurants continue to operate and service the loan payments. Management is evaluating the loan’s collateral position and various collection options, including but not limited to, selling the restaurants that collateralize the loan or transferring the loan to individuals who could continue to operate the restaurants and make payments on the loan.

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

Activity in the allowance for credit losses for the six months ended June 30, 2009 and 2008 is shown below:

(dollars in thousands)	For the Six Months Ended June 30,
	2009	2008
Total loans outstanding - at June 30(1)	$272,456	$255,014
Average loans outstanding year-to-date	270,318	245,696

Allowance for credit losses at beginning of period	$4,123	$2,283

Provision charged to expense	5,011	488

Chargeoffs:
Commercial loans	369	13
Real estate and construction	90	178
Consumer and other loans	260	—

Total	719	191

Recoveries:
Commercial loans	95	—
Consumer and other loans	11	13

Total	106	13

Net chargeoffs	613	178

Allowance for credit losses at end of year	$8,521	$2,593

Allowance for credit losses as a percent of total loans	3.13%	1.02%
Net chargeoffs (recoveries) as a percent of average loans	0.23%	0.07%

(1)	Includes loans held for sale.

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, loans with repossessed collateral and other real estate owned, totaled $11.5 million at June 30, 2009, compared to $6.5 million at December 31, 2008. The percentage of nonperforming loans to total loans was 4.20% at June 30, 2009, compared to 2.42% at December 31, 2008.

The Company is continuing to experience weaknesses in its residential construction, home equity, commercial mortgage, and one-to-four family residential loan portfolios as loan delinquencies increase and the potential for foreclosures increases. General downward economic trends and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit (especially its boat loan portfolio), resulting in additional write-downs and loans placed on nonaccrual. At June 30, 2009, $11.2 million in loans were classified as nonaccrual compared to $4.3 million at December 31, 2008.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets at June 30, 2009 were $459.1 million, an increase of $64.2 million or 16.3% from total assets at December 31, 2008 of $394.9 million. The increase in total assets was due to the success of the Company’s Superior Savings deposit campaign that raised $56 million in net new deposits through the first six months of 2009. The excess liquidity derived from the campaign resulted in the increase in interest bearing deposits with banks and investment securities available for sale. Investment securities available for sale increased $47.4 million or 56.6% increasing to $131.1 million from $83.7 million on December 31, 2008, while interest bearing deposit with banks increased to $22.0 million from $1.0 million at December 31, 2008.

Gross loans at June 30, 2009 were $272.4 million, an increase of $4.2 million or 1.6% from gross loans of $268.2 million at December 31, 2008. The increase resulted from net additions to construction loans of $5.3 million, commercial loans of $1.9 million and loans held for sale of $1.1 million offset by decreases in real estate loans of $3.4 million and consumer loans of $0.7 million. The decrease in real estate loans was the result of adjustable rate mortgages refinanced outside of the Bank.

The allowance for credit losses increased $4.4 million rising to $8.5 million at June 30, 2009 compared to $4.1 million at December 31, 2008. The increase in the allowance is attributed to the addition of a provision for credit losses of $5.0 million and the impact on the allowance of net charge-offs of $613,000. The Company recorded the significant increase in the allowance for credit losses to provide for the deterioration of the Company’s loan portfolio primarily related to the reclassification and downgrades for several loans in the commercial term, commercial real estate and builder loan categories as nonaccrual. The Company recorded charge-offs of $719,000 for the six months ended June 30, 2009 and received recoveries of $106,000 for same period. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At June 30, 2009 and December 31, 2008, the allowance for credit losses to total loans was 3.13% and 1.54%, respectively. Nonperforming assets as of June 30, 2009 and December 31, 2008 were $11.5 million and $6.5 million, respectively. At June 30, 2009 Nonperforming assets included $11.2 million in nonaccrual loans and $302,000 in other assets. At December 31, 2008 nonperforming assets included $6.3 million in nonaccrual loans and $182,000 in other assets.

Deposits of $362.2 million at June 30, 2009 represent an increase of $61.6 million or 20.5% from December 31, 2008 deposits of $300.6 million. The increase was due to the success of the Company’s Superior Savings campaign with savings balances increasing $56.1 million to $148.5 million at June 30, 2009 from $92.4 million at December 31, 2008, an increase of 60.7%. Money market account balances decreased $4.3 million or 8.5% as balances shifted to the Company’s “Superior Savings” product. Certificates of deposit which include deposits placed with the Certificate of Deposit Account Registry Service (CDARS) increased $4.4 million or 5.15% to $88.9 million at June 30, 2009 from $84.5 million at December 31, 2008.

Long-term borrowings consisting of Federal Home Loan Bank (“FHLB”) borrowings remained at $40.0 million at June 30, 2009 compared to December 31, 2008. All $40.0 million in borrowings were made under the FHLB of Atlanta’s convertible advance program with an average remaining life of 3.75 years to maturity and 0.25 years to the first call date. The borrowings have a weighted average interest rate of 3.06%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 3.75%. The capital securities are scheduled to mature on March 26, 2033. The capital securities are now callable on a quarterly basis.

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

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

General. The Company recorded a loss of $2.3 million for the six months ended June 30, 2009, or $0.65 per basic and diluted common share, compared to net income of $1.0 million, or $0.25 per basic and $0.24 per diluted common share, for the six months ended June 30, 2008. The net loss available to common shareholders for the six months ended June 30, 2009 was $2.5 million compared to net income of $1.0 million available to common shareholders for the six months ended June 30, 2008. Net interest income decreased by $90,000 or 1.4% for the six months ended June 30, 2009 compared to the same period in 2008. The provision for credit losses increased $4.5 million for the six months ended June 30, 2009 compared to the same period in 2008.

Interest Income. Total interest income decreased $731,000 or 6.6% for the six months ended June 30, 2009 compared to the same period in 2008 as a result of lower yields on average loan balances and the reversal of interest on nonaccrual loans. The yield on the loan portfolio decreased to 5.88% for the six months ended June 30, 2009 from 7.06% for the six months ended June 30, 2008. The yield on investment securities decreased to 4.76% from 5.00% for the six months ended June 30, 2009 compared to the same period in 2008.

Interest Expense. Total interest expense decreased by $641,000 or 13.8% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease was due to reducing the cost of the Company’s portfolio of higher paying certificates of deposit and lowering the Company’s “Superior Savings” product rate compared to the rate paid in 2008 when overall rates were significantly higher. The Company’s savings product had an average balance of $141.5 million for the six months ended June 30, 2009 compared to an average balance of $55.6 million for the six months ended June 30, 2008, an increase in average balance of $85.9 million. Contributing to the decrease in interest expense was the lower cost of money market accounts, certificates of deposit and repurchase agreements. The average rate of interest paid on all interest-bearing liabilities was 2.18% for the six months ended June 30, 2009 compared to 3.02% for the six months ended June 30, 2008. Interest expense on short-term and long-term borrowings and junior subordinated debentures was $727,000 for the six months ended June 30, 2009 compared to $773,000 for the six months ended June 30, 2008, a decrease of $46,000. The decrease was a result of the lower cost of the trust preferred offering with a decrease in yield to 4.46% for the six months ended June 30, 2009 compared to 6.80% for the same period in 2008.

Net Interest Income. Net interest income decreased by $90,000 or 1.4% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease was due primarily to the lower income earned on outstanding loan balances offset by the Company’s lower cost of funds, which decreased to 1.98% for the six months ended June 30, 2009 compared to 2.70% for the six months ended June 30, 2008.

For the six months ended June 30, 2009, the net interest margin decreased to 3.01% compared to 3.61% for the six months ended June 30, 2008. The decrease in net interest margin was the result of the lower yield on earning assets and interest reversed on nonaccrual loans. The yield on earning assets decreased to 4.92% for the six months ended June 30, 2009 from 6.24% for the same period in 2008. Interest of $101,000 on loans placed on nonaccrual during the six months ended June 30, 2009 was reversed during the period compared to zero for the six months ended June 30, 2008.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $5.0 million for the six months ended June 30, 2009 compared to $488,000 for the same period in 2008. The provision was based on the composition and credit quality of the loan portfolio as of June 30, 2009 and reflected increases in provision related to downgrades of certain credits and to changes in the qualitative factors used to calculate the allowance for credit losses relating to historical delinquencies and losses and to factors relating to local economic conditions. Total gross loans grew by $4.2 million for the six month period ended June 30, 2009. The Bank recorded net charge-offs on loans deemed uncollectible of $613,000 for the six months ended June 30, 2009 compared to $178,000 for the same period in 2008.

Noninterest Income. Total noninterest income improved by $73,000 or 8.2% to $958,000 for the six months ended June 30, 2009 from $885,000 for the same period in 2008. The increase in noninterest income was due to the increase in fees earned from the Bank’s mortgage operations including gains recorded on the sale of loans held for sale.

Noninterest Expense. Total noninterest expense increased by $819,000 or 15.6% for the six months ended June 30, 2009 compared to the same period in 2008. The increase in total noninterest expense during the first six months of 2009 compared with the same period in 2008 resulted from increased FDIC expense of $281,000 related to increased deposit insurance premiums and a Special Assessment of $212,000 that was accrued in the second quarter of 2009. Costs associated with a new branch totaling $216,000, which was not open in the first six months of 2008, contributed to the increase in noninterest expense as did increased personnel expense of $150,000 with $84,000 related to the new branch and $66,000 related to additions to staff. Legal expense, a component of professional fees, increased by $111,000 over the same six month period in 2008 due to cost associated with participating in the TARP, to loan collection efforts and to costs associated with ongoing tenant issues at the Bank’s Market House branch. Data processing expense increased by $45,000 due to the addition of new products. and services and to increases in account volume. Included in professional fees are consulting fees.

Income Tax Expense. The Company recorded an income tax benefit for the six-month period ended June 30, 2009 of $1.5 million. The Company’s combined effective federal and state income tax rate was approximately 39.6% (benefit) for the six months ended June 30, 2009 versus 35.9% (expense) for the six months ended June 30, 2008.

The table below sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Rate/Volume Analysis

(dollars in thousands)

	Six Months Ended June 30, 2009 vs. 2008
		Due to Change in
	Increase or (Decrease)	Volume	Rate	Rate/ Volume
Interest income on:
Loans	$(744)	$865	$(1,462)	$(147)
Investment securities	361	481	(97)	(23)
Interest-bearing deposits in other banks	(159)	43	(165)	(37)
Federal funds sold and other overnight investments	(189)	244	(209)	(224)

Total interest income	(731)	1,633	(1,933)	(431)

Interest expense on:
NOW accounts	—	(1)	1	—
Money market accounts	(699)	(328)	(575)	204
Savings accounts	796	1,137	(134)	(207)
Certificates of deposit	(594)	69	(641)	(22)
Repurchase agreements	(98)	(10)	(94)	6
Long-term borrowing	14	11	3	—
Junior subordinated debt	(60)	—	(60)	—

Total interest expense	(641)	878	(1,500)	(19)

Net interest income	$(90)	$755	$(433)	$(412)

Consolidated Average Balances, Yields and Rates

(dollars in thousands)

	Six Month Periods Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest earning assets
Federal funds sold and other overnight investments	$39,466	$40	2.05%	$19,103	$229	2.41%
Interest-bearing deposits with banks	13,362	31	0.47%	10,898	190	3.51%
Investment securities	99,810	2,376	4.76%	80,558	2,015	5.00%
Loans	270,318	7,883	5.88%	245,696	8,627	7.06%

Total interest earning assets	422,956	10,330	4.93%	356,255	11,061	6.24%
Noninterest earning assets
Cash and due from banks	7,062			5,653
Other assets	13,541			13,740

Total Assets	$443,559			$375,648

Liabilities and Stockholders’ Equity
Interest-bearing deposits
NOW accounts	$26,145	$27	0.21%	$27,070	$27	0.20%
Money market accounts	47,602	225	0.95%	73,756	924	2.52%
Savings accounts	141,457	1,532	2.18%	55,583	736	2.66%
Certificates of deposit	96,226	1,446	3.03%	93,073	2,040	4.41%
Repurchase agreements	15,024	60	0.81%	16,008	158	1.98%
Short-term borrowings	—	—	0.00%	146	3	4.06%
Long-term borrowings	40,000	615	3.06%	39,067	598	3.03%
Junior subordinated debt	5,000	112	4.46%	5,000	172	6.80%

Total interest-bearing liabilities	371,454	4,017	2.18%	309,703	4,658	3.02%

Noninterest-bearing Liabilities
Demand deposit accounts	37,709			37,656
Other liabilities	2,241			1,546
Stockholders’ Equity	32,155			26,743

Total Liabilities and Stockholders’ Equity	$443,559			$375,648

Interest rate spread			2.75%			3.22%
Ratio of interest earning assets to interest-bearing liabilities			113.86%			115.03%
Net interest income and net interest margin		$6,313	3.01%		$6,403	3.61%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008.

General. The Company recorded a net loss for the three months ended June 30, 2009 of $1.9 million, or $0.51 per basic and diluted common share, compared to income of $458,000, or $0.12 per basic and $0.12 per diluted common share, for the three months ended June 30, 2008. Net interest income improved by $110,000 or 3.4% for the three months ended June 30, 2009 compared to the same in period in 2008. The Bank recorded $3.8 million in provision for credit losses during the three months ended June 30, 2009, compared to $367,000 in provision for credit losses during the same period in 2008.

Interest Income. Interest income decreased $83,000 or 1.5% for the quarter ended June 30, 2009 compared to the same quarter in 2008 as a result of a decrease in the yield on the loan portfolio to 5.85% from 6.83% for the three months ended June 30, 2009 and 2008, respectively. Income on the investment portfolio increased $296,000 for the quarter ended June 30, 2009 compared to the same period in 2008 due to an increase in volume as average investment security balances increased by $33.2 million compared to the same period in 2008 while the yield decreased to 4.68% from 5.13% for the same period. Interest income on federal funds sold and interest-bearing deposits with banks decreased $164,000 from $206,000 to $42,000, the result of the Federal Reserve lowering the federal funds target rate.

Interest Expense. Interest expense decreased by $193,000 or 9.0% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 while average interest-bearing deposit balances increased $78.9 million. Interest expense on interest-bearing deposits for the quarter ending June 30, 2009 was $1.6 million compared to $1.7 million for the same period in 2008, a 7.4% decrease. The decrease in interest expense was due to the lower cost of all interest-bearing deposit types with the yield dropping to 1.90% for the three months ended June 30, 2009 compared to 2.72% for the three months ended June 30, 2008. A decrease in the cost of the Company’s indexed money market account from 1.89% to 0.87% and in the Company’s cost of savings accounts from 2.52% to 1.91% offset the impact of the increase in savings balances that resulted from the popularity of the Company’s “Superior Savings” product. Savings balances increased on average from $64.4 million for the three months ended June 31, 2008 to $157.5 million on average for the same period in 2009. The total cost of interest-bearing liabilities decreased for the quarter ended June 30, 2009 to 2.01% from 2.74% for the quarter ended June 30, 2008. The Company’s overall cost of funds decreased to 1.83% from 2.45% for the same periods. Interest expense on long-term borrowings and junior subordinated debentures was $364,000 for the three months ended June 30, 2009 compared to $406,000 for the three months ended June 30, 2008, a decrease of $42,000 as average long-term borrowings decreased to $45.0 million from $49.3 million. The cost of borrowings dropped slightly for the quarter to 3.20% from 3.26%.

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

Net interest income improved by $110,000 or 3.4% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The improvement was due primarily to a decrease in interest expense offset by a decrease in the yields on loans and investment securities.

For the three months ended June 30, 2009, the net interest margin decreased to 3.06% compared to 3.64% for the three months ended June 30, 2008, with the interest rate spread for the same period decreasing to 2.82% in the second quarter of 2009 from 3.29% in the same quarter in 2008. The decrease in net interest margin was the result of a decrease in the yield on earning assets to 4.83% from 6.03%. The returns on federal funds sold, interest bearing balances with banks, and the overall investment portfolio were also negatively impacted by the lower rate environment as re-investment rates have fallen considerably year-over-year.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $3.8 million for the three months ended June 30, 2009 compared to $367,000 for the same period in 2008. The increase in provision was due to impact of downgrades taken on certain loans in the Bank’s portfolio and factor changes in the qualitative factors relating to historical losses and economic conditions used in the Company’s methodology for calculating the allowance for credit losses. The downgrades affected several commercial, commercial real estate and builder loans. The historical loss changes primarily related to the Company’s consumer loan portfolio which includes boat loans. The Bank recorded net charge-offs of $441,000 for the quarter ended June 30, 2009 compared to net charge-offs of $178,000 for the three months ended June 30, 2008. Nonperforming assets at quarter-end were comprised of $11.2 million in nonaccrual loans and $302,000 in other assets.

Noninterest Income. Noninterest income increased by $57,000 or 12.6% to $508,000 for the three months ended June 30, 2009 from $451,000 for the same period of 2008. The increase in noninterest income was due to fees generated from the Bank’s mortgage banking activities.

Noninterest Expense. Noninterest expense increased by $554,000 or 20.9% for the three months ended June 30, 2009 compared to the same quarter in 2008. The increase in noninterest expense was due to increased FDIC expense of $237,000, personnel costs of $79,000, professional fees, which includes legal expenses of $121,000 and occupancy and equipment costs of $66,000. The increase of $237,000 in FDIC expense for the quarter related to increased deposit insurance premiums and a Special Assessment of $212,000. Personnel expense increased $79,000 for the quarter ended June 30, 2009 compared to the same quarter in 2008 due to staffing a new branch that opened in December 2008 and additions to staff. Professional fees increased $121,000 as significant legal expenses were incurred relating to collection efforts, and to TARP requirements that impacted the cost of the preparation of the Company’s proxy statement.

Income Tax Expense. The Company recorded a tax benefit of $1.2 million for the three-month period ended June 30, 2009. This amount includes $109,000 of federal income taxes, $5,000 of state tax benefit and $1.3 million of deferred tax benefits. The Company’s combined effective federal and state income tax rate was approximately 40.1% (benefit) for the three months ended June 30, 2009 versus 35.9% (expense) for the three months ended June 30, 2008.

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

The Company’s major source of liquidity is its deposit base. At June 30, 2009, total deposits were $362.3 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $265.3 million or 73.2% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest-bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At June 30, 2009, interest-bearing deposits with banks, federal funds sold and other overnight investments totaled $43.0 million while investment securities available-for-sale totaled $131.1 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for banks up to 40% of the bank’s total assets. The Bank currently has an approved line of credit with the FHLB of 25% of total assets with the ability to request an increase in the line if necessary. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At June 30, 2009, the Bank had a $114.8 million credit limit with the FHLB with advances outstanding of $40.0 million. The Bank had collateral currently pledged sufficient to borrow up to $741,000 of the remaining $74.8 million from the FHLB. Additional collateral including cash, investment securities and home-equity loans are available for pledging purposes in the event the Bank would need to draw on the unused portion of the line of credit. Additionally, at June 30, 2009, the Bank had available credit with its correspondent banks of $15.0 million.

Capital Resources

Total stockholders’ equity was $31.2 million at June 30, 2009, representing an increase of $4.4 million or 16.5% from December 31, 2008. The growth of stockholders’ equity in the first six months of 2009 as compared to the same period in 2008 was attributable to the infusion of capital under TARP. Under TARP, the U. S. Treasury created the CPP, pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000.

Offsetting the increase in stockholder’s equity derived from the TARP was a loss of $2.3 million recorded for the six months ended June 30, 2009, $171,000 in preferred stock dividends and an increase in the Company’s accumulated other comprehensive loss of $1.4 million resulting from lower market values of securities available-for-sale. Stock based compensation, stock purchases through the Company’s Employee Stock Purchase Plan and the exercise of options added $99,000 to the stockholder’s equity for the six month period.

Dividends of $102,000 payable on the Series A preferred stock were accrued during the quarter and will be payable on August 15, 2009.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	June 30, 2009	December 31, 2008	Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.5%	11.4%	4.0%	6.0%
Total Capital	13.8%	12.6%	8.0%	10.0%
Tier 1 Leverage Ratio	8.1%	8.4%	4.0%	5.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Following the issuance of FIN 46R the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of June 30, 2009, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Temporary Liquidity Guarantee Program

In November 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). Under the TLG Program, the FDIC will (i) guarantee,

through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. A proposal has been issued to extend such coverage to June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. In December 2008, the Company elected to participate in the guarantee program for deposit accounts and opted out of the guarantee program for unsecured debt.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 14, 2009.

The Company received the following votes for the election of directors:

	For	%	Withheld	%
Joseph G. Baldwin	2,995,950	98.84%	35,363	1.16%
Walter L. Bennett, IV	2,930,488	96.68%	100,825	3.32%
F. Carter Heim	2,984,278	98.45%	47,035	1.55%

The following directors’ terms continued after the annual meeting:

Clyde E. Culp, III	Richard M. Lerner
Kendel S. Ehrlich	Lawrence W. Schwartz
Stanley J. Klos, Jr.	Ermis Sfakiyanudis
Lawrence E. Lerner	Clifford T. Solomon

The Company received the following votes with respect to the proposal to approve, ion a non-binding basis, the compensation of the Company’s Named Executive Officers.

For	%	Against	%	Abstain	%
2,876,178	94.88%	120,402	3.97%	34,733	1.15%

The proposal passed.

The Company received the following votes with respect to the ratification of Stegman & Company as the independent auditor of the Company for the year ending December 31, 2009:

For	%	Against	%	Abstain	%
2,994,363	98.78%	30,577	1.01%	6,373	0.21%

Item 5 – Other Information

None

Item 6 – Exhibits

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

ANNAPOLIS BANCORP, INC. (Registrant)

Date: August 12, 2009	/s/ Richard M. Lerner
Richard M. Lerner Chief Executive Officer

Date: August 12, 2009	/s/ Edward J. Schneider
Edward J. Schneider Chief Financial Officer