Form 10-Q
period 2009-09-30
ANNAPOLIS BANCORP INC
filed 2009-11-13
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

At October 30, 2009, the Registrant had 3,866,439 shares of common stock outstanding.

			PAGE
PART I - FINANCIAL INFORMATION

Item 1	-	Financial Statements

		Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	1

		Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2009 and 2008 (unaudited)	2

		Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Nine Month Periods Ended September 30, 2009 and 2008 (unaudited)	3

		Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2009 and 2008 (unaudited)	4-5

		Notes to Consolidated Financial Statements (unaudited)	6-17

Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17-31

Item 3	-	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4	-	Controls and Procedures	31

Item 4T	-	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings	31

Item 1A	-	Risk Factors	31

Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3	-	Defaults Upon Senior Securities	31

Item 4	-	Submission of Matters to a Vote of Security Holders	31

Item 5	-	Other Information	31

Item 6	-	Exhibits	32

SIGNATURES			33

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

as of September 30, 2009 and December 31, 2008

(in thousands)

	(Unaudited) September 30, 2009	(Audited) December 31, 2008
Assets
Cash and due from banks	$7,205	$4,346
Interest-bearing deposits with banks	7,000	1,000
Federal funds sold and other overnight investments	15,631	23,768
Investment securities available for sale, at fair value	125,335	83,685
Loans held for sale	570	344
Loans, less allowance for credit losses of $9,092 and $4,123	269,482	263,749
Premises and equipment, net	9,383	9,651
Accrued interest receivable	1,827	1,768
Deferred income taxes	3,845	1,747
Investment in bank owned life insurance	4,192	4,085
Other assets	1,062	773

Total assets	$445,532	$394,916

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$42,069	$39,065
Interest-bearing	307,488	261,562

Total deposits	349,557	300,627

Securities sold under agreements to repurchase	16,556	12,639
Long-term borrowings	40,000	40,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and other liabilities	1,763	9,836

Total liabilities	412,876	368,102

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 8,152 shares at September 30, 2009 and 0 at December 31, 2008, net of discount	7,967	—
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,861,285 shares at September 30, 2009 and 3,842,943 at December 31, 2008	39	38
Warrants	234	—
Paid in capital	11,443	11,299
Retained earnings	13,107	15,517
Accumulated other comprehensive loss	(134)	(40)

Total stockholders’ equity	32,656	26,814

Total liabilities and stockholders’ equity	$445,532	$394,916

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

for the Three and Nine Month Periods Ended September 30, 2009 and 2008

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income
Loans	$3,962	$4,305	$11,844	$12,932
Investment securities	1,419	1,080	3,795	3,095
Interest-bearing deposits with banks	17	62	48	252
Federal funds sold and other overnight investments	6	26	46	255

Total interest income	5,404	5,473	15,733	16,534

Interest expense
Interest-bearing deposits	1,214	1,619	4,444	5,346
Securities sold under agreements to repurchase	31	63	91	221
Short-term borrowings	—	—	—	3
Long-term borrowings	312	315	927	913
Junior subordinated debentures	48	77	160	249

Total interest expense	1,605	2,074	5,622	6,732

Net interest income	3,799	3,399	10,111	9,802
Provision for credit losses	1,102	931	6,113	1,419

Net interest income after provision for credit losses	2,697	2,468	3,998	8,383

Noninterest income
Service charges and fees	316	307	903	912
Mortgage banking fees	27	9	73	43
Other fee income	84	121	344	367
Gain on sale of loans	47	—	112	—
Gain on sale of repossessed assets	8	—	8	—

Total noninterest income	482	437	1,440	1,322

Noninterest expense
Personnel	1,543	1,375	4,785	4,467
Occupancy and equipment	377	336	1,138	962
Data processing	208	208	640	595
Professional fees	197	78	548	296
Marketing	9	97	216	300
FDIC insurance	139	45	464	89
Other operating expenses	341	324	1,108	1,020

Total noninterest expense	2,814	2,463	8,899	7,729

Income (loss) before income taxes	365	442	(3,461)	1,976
Income tax expense (benefit)	142	143	(1,373)	694

Net income (loss)	223	299	(2,088)	1,282
Preferred stock dividend and discount accretion	120	—	322	—

Net income (loss) available to common shareholders	$103	$299	$(2,410)	$1,282

Basic earnings (loss) per common share	$0.03	$0.08	$(0.63)	$0.33

Average common shares outstanding before the effect of grants, options and warrants	3,860,788	3,828,618	3,855,076	3,897,576

Diluted earnings (loss) per common share	$0.03	$0.08	$(0.63)	$0.32

Average common shares outstanding with the effect of grants, options and warrants	3,860,788	3,975,023	3,855,076	4,043,981

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Income

for the Nine Month Periods Ended September 30, 2009 and 2008

(unaudited)

(dollars in thousands)

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss

Balances, January 1, 2009	$—	$38	$—	$11,299	$15,517	$(40)	$26,814	$—
Net loss	—	—	—	—	(2,088)	—	(2,088)	(2,088)
Issuance of Series A, preferred stock, net of discount	7,918	—	—	—	—	—	7,918	—
Issuance of warrants to purchase common stock	—	—	234	—	—	—	234	—
Stock options exercised and restricted stock issued	—	—	—	63	—	—	63
Preferred stock dividend declared and discount accretion	49	—	—	—	(322)	—	(273)	—
Stock-based compensation	—	—	—	71	—	—	71	—
Employee stock purchase plan	—	1	—	10	—	—	11	—
Unrealized loss on investment securities
Securities, net of taxes of $60	—	—	—	—	—	(94)	(94)	(94)

Balances, September 30, 2009	$7,967	$39	$234	$11,443	$13,107	$(134)	$32,656	$(2,182)

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income

Balances, January 1, 2008	$—	$40	$—	$12,589	$14,233	$(10)	$26,852	$—
Net income	—	—	—	—	1,282	—	1,282	1,282
Change in accounting principle for split-dollar life insurance	—	—	—	—	(143)	—	(143)	(143)
Stock options exercised and restricted stock issued	—	—	—	66	—	—	66	—
Stock-based compensation	—	—	—	97	—	—	97	—
Employee stock purchase plan	—	—	—	10	—	—	10	—
Stock repurchased	—	(2)	—	(1,504)	—	—	(1,506)	—
Unrealized loss on investment
Securities, net of taxes of $434	—	—	—	—	—	(666)	(666)	(666)

Balances, September 30, 2008	$—	$38	$—	$11,258	$15,372	$(676)	$25,992	$473

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Nine Month Periods Ended September 30, 2009 and 2008

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(2,088)	$1,282
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization of furniture, equipment and leasehold improvements	443	390
Amortization of premiums and accretions of discounts, net	218	21
Origination of loans held for sale	(21,041)	—
Proceeds from sale of loans held for sale	20,927	—
Proceeds from sales of repossessed assets	181	—
Provision for credit losses	6,113	1,419
Stock based compensation	71	97
Deferred income taxes	(2,038)	(531)
Earnings on life insurance policies	(107)	(122)
Gain on sale of loans held for sale	(112)	—
Gain on sale of repossessed assets	(8)
(Increase) decrease in:
Accrued interest receivable	(59)	(76)
Other assets	(128)	(16)
(Decrease) increase in:
Accrued interest payable	(57)	2
Other liabilities	(8,068)	215

Net cash (used in) provided by operating activities	(5,753)	2,681

Cash flows from investing activities
Net increase in loans	(12,182)	(14,361)
Purchase of investment securities - available-for-sale	(94,116)	(38,568)
Proceeds from maturity of securities and principal repayments	52,094	42,239
(Purchase) redemption of interest-bearing deposits with banks	(6,000)	8,451
Net decrease (increase) in federal funds sold and other overnight investments	8,137	(11,266)
Purchase of premises and equipment, net of disposals	(173)	(440)

Net cash used in investing activities	(52,240)	(13,945)

Cash flows from financing activities
Net increase (decrease) in deposits	48,930	(3,610)
Net increase in securities sold under agreements to repurchase	3,917	2,270
Issuance of preferred stock and warrants	8,152	—
Issuance of common stock	11	10
Stock repurchased	—	(1,506)
Stock options exercised	63	66
Payment of preferred stock dividend	(221)	—
Repayment of short-term borrowings	—	(4,170)
Proceeds from long-term borrowings	—	20,000

Net cash provided by financing activities	60,852	13,060

Net increase in cash	2,859	1,796
Cash and cash equivalents, beginning of period	4,346	5,411

Cash and cash equivalents, end of period	$7,205	$7,207

Annapolis Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

for the Nine Month Periods Ended September 30, 2009 and 2008

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2009	2008

Supplemental cash flow information
Interest paid, including interest credited to accounts	$6,062	$6,738
Income taxes paid	$611	$1,191

Non-cash investing activities
Transfers from loans to other assets	$1,021	$248

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three and Nine Month Periods Ended September 30, 2009 and 2008

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2009.

The Company has evaluated subsequent events for potential recognition and/or disclosure through November 12, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

for the Three and Nine Month Periods Ended September 30, 2009 and 2008—(Continued)

(Unaudited)

development opportunities. The Bank attracts most of its customer deposits from Anne Arundel County, Maryland, and to a lesser extent, Queen Anne’s County, Maryland. The Bank’s lending operations are centered in Anne Arundel County, but extend throughout Central Maryland.

Note C – Stock Based Compensation

Stock based-compensation expense recognized in the three month periods ended September 30, 2009 and 2008 was $25,000 and $27,000, respectively, and $71,000 and $97,000 for the nine months ended September 30, 2009 and 2008, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the first three quarters of 2009 and 2008 reflects estimated forfeitures.

During the three quarters of 2009 and 2008, there were no options granted to employees or directors of the Company or Bank.

Stock option activity for the nine months ended September 30, 2009 and 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	216,261	$4.87
Grants	—	—
Exercised	(7,777)	2.64
Forfeitures	—	—

Outstanding as of September 30, 2009	208,484	$4.95

Exercisable at September 30, 2009	194,620	$4.66	2.8	$34,000

Outstanding at January 1, 2008	245,108	$4.68
Grants	—	—
Exercised	(24,403)	2.72
Expired	(4,444)	$6.19
Forfeitures	—	—

Outstanding as of September 30, 2008	216,261	$4.87

Exercisable at September 30, 2008	188,030	$4.27	3.8	$53,000

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on the last trading day in the first nine months of 2009 and 2008, and the exercise price of the options multiplied by the number of shares) on September 30, 2009 and September 30, 2008. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $2,000 for the nine months ended September 30, 2009, and $45,000 for the nine months ended September 30, 2008. The total fair value of options that vested during the nine month period ending September 30, 2009 was $43,000 and $43,000 for the nine months ended September 30, 2008.

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three and Nine Month Periods Ended September 30, 2009 and 2008—(Continued)

(Unaudited)

During the first quarter of 2009, an employee of the bank was awarded 1,500 restricted share units at a market value of $2.35 per share. One-third of the restricted share units have already vested. On each of the employee’s next two anniversaries of employment with the Bank, one-half of the remaining restricted share units will vest, with the units being one hundred percent vested on December 13, 2010. During the second quarter of 2009 an employee of the Bank was awarded 25,000 deferred restricted share units and 10,000 restricted shares. The deferred restricted share units vest in five equal installments beginning on April 27, 2010 with the issuance of the underlying shares deferred until April 27, 2014. The restricted shares vest in two equal annual installments beginning April 27, 2010. The market value of the shares on the date of the award was $3.50 per share. There were no restricted share units granted to employees during the third quarter of 2009 and there were no restricted share units granted during the first three quarters of 2008.

During the first quarter of 2009, non-employee directors of the Bank were awarded a total of 22,000 shares of restricted stock at a market value of $2.50 per share in lieu of an annual retainer. These shares vest on January 23, 2010. During the first quarter of 2008, non-employee directors of the Bank were awarded a total of 7,150 shares of restricted stock at a market value of $7.69 per share in lieu of an annual retainer. These shares vested on January 18, 2009. During the second quarter of 2009, a non-employee director was awarded 1,005 shares of restricted stock in lieu of a cash retainer at a market value of $2.90 per share. These shares also vest on January 23, 2010. There were no restricted shares granted to non-employee directors during the third quarter of 2009 and there were no restricted shares granted to non-employee directors during the second and third quarters of 2008. Non-compensation related expense of $15,000 and $14,000 was recognized for the three month periods ended September 30, 2009 and 2008, respectively relating to the shares issued to non-employee directors and $43,000 and $41,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 4,500 restricted shares of the 70,505 shares outstanding have vested and are payable over a weighted average period of 2.63 years.

Restricted stock activity for the nine months ended September 30, 2009 and 2008 was as follows:

	Shares	Weighted Average Grant Price
Outstanding at January 1, 2009	19,150	$8.47
Grants	59,505	3.15
Issued	(8,150)	7.87
Forfeitures	—	—

Outstanding as of September 30, 2009	70,505	$4.05

Outstanding at January 1, 2008	13,000	$8.95
Grants	7,150	7.69
Issued	(1,000)	9.11
Forfeitures	—	—

Outstanding as of September 30, 2008	19,150	$8.44

As of September 30, 2009, $51,000 of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 0.56 years. As of September 30, 2009, $176,000 of total unrecognized compensation costs related to unvested restricted shares is expected to be recognized over a weighted average period of 2.03 years.

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three and Nine Month Periods Ended September 30, 2009 and 2008—(Continued)

(Unaudited)

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss) available to common shareholders	$103	$299	$(2,410)	$1,282

Average common shares outstanding	3,861	3,829	3,855	3,898

Basic Earnings (Loss) Per Common Share	$0.03	$0.08	$(0.63)	$0.33

Net income (loss) available to common shareholders	$103	$299	$(2,410)	$1,282
Average common shares outstanding before the effect of options, grants and warrants	3,861	3,829	3,855	3,898

Effect of options and restricted stock	—	146	—	146
Average common shares outstanding including options, grants and warrants	3,861	3,975	3,855	4,044
Diluted Earnings (Loss) Per Common Share	$0.03	$0.08	$(0.63)	$0.32

Basic earnings (loss) per share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock, restricted share units and warrants. For each of the three months ended September 30, 2009 and 2008, 391,297 and 43,625 shares of common stock, respectively, attributable to outstanding stock options and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive. For each of the nine months ended September 30, 2009 and 2008, 391,297 and 43,625 shares of common stock, respectively, attributable to outstanding stock options and restricted stock, restricted share units and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

Note E – Change in Accounting Principle

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force on the Split-Dollar Life Insurance Subsections (“Split-Dollar Life Consensus”) of the Accounting Standards Codification (“ASC”). The Split-Dollar Life Consensus applies to split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Split-Dollar

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three and Nine Month Periods Ended September 30, 2009 and 2008—(Continued)

(Unaudited)

Life Consensus states that employers should recognize a liability for future benefits based on substantive agreement with the employee. The effects of the guidance have been applied as a change in accounting principle through a reduction in the balance of retained earnings at January 1, 2008 of $143,000.

Note F – Investment Securities

Investment securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2009
Available for sale
U.S. Government agency	$55,392	$216	$466	$55,142
State and Municipal	1,080	21	—	1,101
Mortgage-backed securities	65,251	851	863	65,239
Federal Home Loan Bank stock	2,511	—	—	2,511
Federal Reserve Bank stock	749	—	—	749
Other equity securities	572	21	—	593

	$125,555	$1,109	$1,329	$125,335

December 31, 2008
Available for sale
U.S. Government agency	$47,027	$503	$233	$47,297
State and Municipal	867	—	33	834
Mortgage-backed securities	32,347	203	515	32,035
Federal Home Loan Bank stock	2,451	—	—	2,451
Federal Reserve Bank stock	504	—	—	504
Other equity securities	556	8		564

	$83,752	$714	$781	$83,685

The amortized cost and estimated fair value of securities by contractual maturities at September 30, 2009 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Available for Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$1,000	$1,030
Due after one through five years	7,371	7,428
Due after five through ten years	33,015	33,118
Due after ten years	80,337	79,906
Equity securities	3,832	3,853

	$125,555	$125,335

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three and Nine Month Periods Ended September 30, 2009 and 2008—(Continued)

(Unaudited)

The following table shows the level of the Company’s gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at September 30, 2009.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. Government Agency	$33,932	$466	$—	$—	$33,932	$466
State and Municipal	—	—	—	—	—	—
Mortgage-backed Securities	15,959	95	4,914	768	20,873	863

	$49,891	$561	$4,914	$768	$54,805	$1,329

All of the remaining securities that are temporarily impaired are impaired due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time they were purchased. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

Note G – Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB’s guidance on “Fair Value Measurements.” The guidance defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The guidance applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

Investment securities available for sale is the only balance sheet category the Company is required by GAAP to account for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three and Nine Month Periods Ended September 30, 2009 and 2008—(Continued)

(Unaudited)

(dollars in thousands)	Fair Value September 30, 2009	Fair Value Measurements at September 30, 2009 Using			Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for Sale Securities	$125,335	$—	$125,335	$—	$—	$—

Total Assets Measured at Fair Value	$125,335	$—	$125,335	$—	$—	$—

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

(dollars in thousands)	Fair Value September 30, 2009	Fair Value Measurements at September 30, 2009 Using			Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$15,840	$—	$15,840	$—	$—	$—
Other assets (repossessed assets)	345		345

Total Assets Measured at Fair Value	$16,185	$—	$16,185	$—	$—	$—

Loans for which it is probable that the Company will not collect all of principal and interest due according to contractual terms are measured for impairment in accordance with FASB guidance on Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method. In our determination of fair value, we have categorized both methods of valuation as estimates based on Level 2 inputs.

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

for the Three and Nine Month Periods Ended September 30, 2009 and 2008—(Continued)

(Unaudited)

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

Management establishes a specific reserve for loans that have an estimated fair value below the carrying value. Impaired loans had a carrying amount of $15.8 million with specific reserves of $1.7 million as of September 30, 2009.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for credit losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the nine months ended September 30, 2009 the Company charged-off $1.3 million of impaired loans to the allowance for credit losses.

The Company records repossessed assets such as boats, automobiles or equipment at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less selling costs thereafter. Estimated fair value is generally based upon independent values of the collateral obtained through valuation or listing services specifically used for the type of asset repossessed. We consider these collateral values to be estimated using Level 2 inputs. Repossessed assets totaled $345,000 at September 30, 2009.

In February 2007, the FASB further issued guidance on “The Fair Value Option for Financial Assets and Financial Liabilities.” This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The guidance is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at September 30, 2009.

The estimated fair values of the Company’s financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three and Nine Month Periods Ended September 30, 2009 and 2008—(Continued)

(Unaudited)

	September 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$7,205	$7,205	$4,346	$4,346
Interest bearing balances with banks	7,000	7,000	1,000	1,000
Federal funds sold	15,631	15,631	23,768	23,768
Investment securities (total)	125,335	125,335	83,685	83,685
Loans, net	270,052	270,836	264,093	265,090
Accrued interest receivable	1,827	1,827	1,768	1,768
Bank owned life insurance	4,192	4,192	4,085	4,085
Financial liabilities
Noninterest-bearing deposits	$42,069	$42,069	$39,065	$39,065
Interest-bearing deposits	307,488	312,234	261,562	262,067
Securities sold under agreements to repurchase	16,556	16,556	12,639	12,639
Short-term borrowings	—	—	—	—
Long-term borrowings	40,000	37,834	40,000	36,809
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	232	232	291	291

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

for the Three and Nine Month Periods Ended September 30, 2009 and 2008—(Continued)

(Unaudited)

Management has reviewed the unfunded portion of commitments to extend credit, as well as standby and other letters of credit, and has determined that the fair value of such instruments is equal to the fee, if any, collected and unamortized for the commitment made.

Note H – Preferred Stock

On January 30, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 8,152 shares of Fixed Rate Cumulative preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 299,706 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $8,152,000 in cash.

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

Annapolis Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

for the Three and Nine Month Periods Ended September 30, 2009 and 2008—(Continued)

(Unaudited)

Note I – New Accounting Pronouncements

Recent Accounting Provisions Adopted

In April 2009, the FASB issued guidance (“Fair Value Determination Guidance”) in the Fair Value Measurements and Disclosures Topic of the ASC regarding the determination of fair value in instances where market conditions result in either inactive markets for assets and liabilities or disorderly transactions within markets. The Fair Value Determination Guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to the sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The Fair Value Determination Guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence and expands certain disclosure requirements. The Fair Value Determination Guidance became effective for interim and annual periods ending after June 15, 2009 and its adoption did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB amended the Fair Value of Financial Instruments Subsection of the ASC to require an entity to provide disclosures about fair value of financial instruments in interim financial information (“Fair Value Disclosure Amendment”). The Fair Value Disclosure Amendment requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that values, whether recognized or not recognized in the statement of financial position. The Fair Value Disclosure amendment became effective for interim and annual periods ending after June 15, 2009 and its adoption did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance in the Investments-Debt and Equity Securities Topic of the ASC regarding the recognition and presentation of Other-Than-Temporary Impairments (“OTTI Guidance”). The OTTI guidance (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under the OTTI Guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The OTTI Guidance became effective for interim and annual periods ending after June 15, 2009 and its adoption did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance on “Subsequent Events.” This guidance sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for periods ending after June 15, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued guidance on “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which established the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. This guidance also explicitly recognized rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for the periods ending after September 15, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition or results of operations.

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

Significant accounting policies followed by the Company are presented in Note 1 to the Company’s 2008 consolidated financial statements which can be found on the Company’s Form 10-K and recent accounting provisions adopted have been presented herein in Note I. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The allowance for credit losses consists of a specific component and a nonspecific component. The components of the allowance for credit losses represent an estimation done pursuant to FASB guidance on “Accounting for Contingencies,” and “Accounting by Creditors for Impairment of a Loan.” The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The calculation of the allowance is based, in part, upon historical loss factors, as adjusted, for the major loan categories based upon adjusted historical loss experience over the prior eight quarters. The factors used to adjust the historical loss experience address various risk characteristics of the Bank’s loan portfolio including (1) trends in delinquencies and other nonperforming loans, (2) results of independent loan reviews, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in the Bank’s credit administration and loan portfolio management processes, (7) changes in the experience, ability and depth of lending management and staff, (8) the effect of the rapid escalation in real estate prices in 2003 through 2005 and continued decline of local real estate values on the level of potential credit losses in the Bank’s portfolio and (9) the impact of unresolved collateral and documentation exceptions on the potential credit losses in the Bank’s portfolio.

During the third quarter of 2009, management moved a $4.8 million commercial loan secured by a first lien on the assets of two operating restaurants to nonaccrual status. At origination, in addition to the first lien on the restaurants, a blanket lien on two life insurance policies with a cash surrender value of $7.5 million was presented as collateral. On May 13, 2009, Management discovered the life insurance policies were fraudulent. As of September 30, 2009, the restaurants continue to operate and payments on the outstanding loan balance of $4.6 million continue to be made under the terms of a forbearance agreement, and will be recognized by the Bank on a cash basis pending further developments. Management is evaluating the loan’s collateral position and various collection options, including but not limited to, selling the restaurants that collateralize the loan or transferring the loan to individuals who could continue to operate the restaurants and make payments on the loan.

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

Activity in the allowance for credit losses for the nine months ended September 30, 2009 and 2008 is shown below:

	For the Nine Months Ended September 30,
(dollars in thousands)	2009	2008
Total loans outstanding - at September 30(1)	$279,144	$260,368
Average loans outstanding year-to-date	271,843	249,962

Allowance for credit losses at beginning of period	$4,123	$2,283

Provision charged to expense	6,113	1,419

Chargeoffs:
Commercial loans	369	156
Real estate and construction	168	42
Consumer and other loans	715	—

Total	1,252	198

Recoveries:
Commercial loans	95	—
Consumer and other loans	13	17

Total	108	17

Net chargeoffs	1,144	181

Allowance for credit losses at end of year	$9,092	$3,521

Allowance for credit losses as a percent of total loans	3.26%	1.35%
Net chargeoffs (recoveries) as a percent of average loans	0.42%	0.07%

(1)	Includes loans held for sale.

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, loans with repossessed collateral and repossessed assets, totaled $16.2 million at September 30, 2009, compared to $6.5 million at December 31, 2008. The percentage of nonperforming assets to total loans was 5.80% at September 30, 2009, compared to 2.42% at December 31, 2008. This increase in nonperforming assets is principally attributable to the transfer of one commercial loan with a remaining balance of $4.6 million to nonaccrual status.

The Company is continuing to experience weaknesses in its residential construction, home equity, commercial mortgage, and one-to-four family residential loan portfolios as loan delinquencies increase and the potential for foreclosures increases. General downward economic trends and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit (especially its boat loan portfolio), resulting in additional write-downs and loans placed on nonaccrual. At September 30, 2009, $16.2 million in loans were classified as nonperforming compared to $6.5 million at December 31, 2008. The $16.2 million in nonperforming loans at September 30, 2009 included $15.6 million in nonaccrual loans, $278,000 in loans delinquent 90 days or more and $345,000 in other assets. Of the $15.9 in nonaccrual and loans delinquent 90 days or more at September 30, 2009 $8.0 million were secured by real estate, $7.6 million were commercial loans and $600,000 were consumer and other loans. At December 31, 2008 loans classified as nonperforming totaled $6.5 million and consisted of $4.3 million in nonaccrual loans, $2.0 million in loans delinquent 90 days or more and $182,000 in other assets. Included in the $6.3 million of nonaccrual and loans delinquent 90 days or more was $5.4 million of loans secured by real estate, $600,000 of consumer and other loans and $300,000 of commercial loans.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets at September 30, 2009 were $445.5 million, an increase of $50.6 million or 12.8% from total assets at December 31, 2008 of $394.9 million. The increase in total assets was due to the Company’s Superior Savings deposit campaign that raised $45.7 million in net new deposits through the first nine months of 2009. The excess liquidity derived from the campaign resulted in the increase in interest bearing deposits with banks and investment securities available for sale. Federal funds sold balances decreased $8.1 million or 34.2% as funds were moved in higher yielding investment securities and interest bearing deposits with banks. Investment securities available for sale increased $41.7 million or 49.8% increasing to $125.3 million at September 30, 2009 from $83.7 million at

December 31, 2008, while interest bearing deposit with banks increased to $7.0 million from $1.0 million at December 31, 2008. The returns on federal funds sold, interest bearing balances with banks, and the overall investment portfolio were also negatively impacted by the lower rate environment as re-investment rates have fallen considerably year-over-year.

Gross loans at September 30, 2009 were $279.1 million, an increase of $10.9 million or 4.1% from gross loans of $268.2 million at December 31, 2008. The increase resulted from net additions to construction loans of $9.1 million, commercial loans of $4.2 million and loans held for sale of $0.2 million offset by decreases in real estate loans of $1.7 million and consumer loans of $0.9 million. The decrease in real estate loans was the result of adjustable rate mortgages refinanced outside of the Bank.

The allowance for credit losses increased $5.0 million rising to $9.1 million at September 30, 2009 compared to $4.1 million at December 31, 2008. The increase in the allowance is attributed to the addition of a provision for credit losses of $6.1 million and the impact on the allowance of net charge-offs of $1.1 million. The Company recorded the significant increase in the allowance for credit losses to provide for the deterioration of the Company’s loan portfolio primarily related to the reclassification and downgrades for several loans in the commercial term, commercial real estate and builder loan categories as nonaccrual. The Company recorded charge-offs of $1.2 million for the nine months ended September 30, 2009 and received recoveries of $108,000 for the same period. Management makes periodic provisions to the allowance for credit losses to maintain the allowance at an acceptable level commensurate with management’s assessment of the credit risk inherent in the loan portfolio as of the balance sheet date. At September 30, 2009 and December 31, 2008, the allowance for credit losses to total loans was 3.26% and 1.54%, respectively. Nonperforming assets as of September 30, 2009 and December 31, 2008 were $16.2 million and $6.5 million, respectively. At September 30, 2009 nonperforming assets included $15.6 million in nonaccrual loans, $278,000 in loans delinquent 90 days or more and $345,000 in other assets. At December 31, 2008 nonperforming assets included $4.3 million in nonaccrual loans, $2.0 million in loans delinquent 90 days or more and $182,000 in other assets.

Deposits of $349.6 million at September 30, 2009 represent an increase of $49.0 million or 16.3% from December 31, 2008 deposits of $300.6 million. The majority of the increase was due to the Company’s Superior Savings campaign with savings balances increasing $45.6 million to $138.4 million at September 30, 2009 from $92.7 million at December 31, 2008, an increase of 49.2%. Money market account balances decreased $6.7 million or 13.2% as balances shifted to the Company’s “Superior Savings” product. Certificates of deposit which include deposits placed with the Certificate of Deposit Account Registry Service (CDARS) increased $4.9 million or 5.37% to $97.4 million at September 30, 2009 from $92.5 million at December 31, 2008.

Long-term borrowings consisting of Federal Home Loan Bank (“FHLB”) borrowings remained at $40.0 million at September 30, 2009 compared to December 31, 2008. All $40.0 million in borrowings were made under the FHLB of Atlanta’s convertible advance program with an average remaining life of 3.63 years to maturity and 0.19 years to the first call date. The borrowings have a weighted average interest rate of 3.06%.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The current rate on these securities is 3.43%. The capital securities are scheduled to mature on March 26, 2033. The capital securities are now callable on a quarterly basis.

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

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

General. The Company recorded a net loss of $2.1 million for the nine months ended September 30, 2009. The net loss available to common shareholders for the nine months ended September 30, 2009 was $2.4 million or $0.63 per basic and diluted common share, compared to net income available to common shareholders of $1.3 million, or $0.33 per basic and $0.32 per diluted common share, for the nine months ended September 30, 2008. Net interest income increased by $309,000 or 3.2% for the nine months ended September 30, 2009 compared to the same period in 2008. The provision for credit losses increased $4.7 million for the nine months ended September 30, 2009 compared to the same period in 2008.

Interest Income. Total interest income decreased $801,000 or 4.8% for the nine months ended September 30, 2009 compared to the same period in 2008 as a result of lower yields on average loan balances and the reversal of interest on nonaccrual loans of $165,000. The yield on the loan portfolio decreased to 5.83% for the nine months ended September 30, 2009 from 6.91% for the nine months ended September 30, 2008. The yield on investment securities decreased to 4.65% from 5.06% for the nine months ended September 30, 2009 compared to the same period in 2008.

Interest Expense. Total interest expense decreased by $1.1 million or 16.5% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was due to reducing the cost of the Company’s portfolio of higher paying certificates of deposit and reducing the Company’s “Superior Savings” product rate compared to the rate paid in 2008. The decrease in interest expense resulting from the lower rate on the Company’s savings product was somewhat offset by the increase in savings average balances that resulted from the popularity of the Company’s “Superior Savings” product. Savings balances increased on average to $141.8 million for the nine months ended September 30, 2009 compared to an average balance of $64.6 million for the nine months ended September 30, 2008, an increase in average balance of $77.2 million. Contributing to the decrease in interest expense was the lower cost of money market accounts, certificates of deposit and repurchase agreements. The average rate of interest paid on all interest-bearing liabilities was 2.02% for the nine months ended September 30, 2009 compared to 2.90% for the nine months ended September 30, 2008. Interest expense on short-term and long-term borrowings and junior subordinated debentures was $1.1 million for the nine months ended

September 30, 2009 compared to $1.2 million for the nine months ended September 30, 2008, a decrease of $78,000. The decrease was a result of the lower cost of the trust preferred offering with a decrease in yield to 4.22% for the nine months ended September 30, 2009 compared to 6.54% for the same period in 2008.

Net Interest Income. Net interest income increased by $309,000 or 3.2% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was due primarily to the lower cost of funds, which decreased to 1.83% for the nine months ended September 30, 2009 compared to 2.59% for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, the net interest margin decreased to 3.18% compared to 3.67% for the nine months ended September 30, 2008. The decrease in net interest margin was the result of the lower yield on earning assets and interest reversed on nonaccrual loans. The yield on earning assets decreased to 4.95% for the nine months ended September 30, 2009 from 6.20% for the same period in 2008. Interest of $165,000 on loans placed on nonaccrual during the nine months ended September 30, 2009 was reversed during the period compared to zero for the nine months ended September 30, 2008.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $6.1 million for the nine months ended September 30, 2009 compared to $1.4 million for the same period in 2008. The provision was based on the composition and credit quality of the loan portfolio as of September 30, 2009 and reflected increases in provision related to downgrades of certain credits and to changes in the qualitative factors used to calculate the allowance for credit losses relating to historical delinquencies and losses and to factors relating to local economic conditions. Total loans grew by $10.9 million for the nine month period ended September 30, 2009. The Bank recorded net charge-offs on loans deemed uncollectible of $1.1 million for the nine months ended September 30, 2009 compared to $181,000 for the same period in 2008.

Noninterest Income. Total noninterest income improved by $118,000 or 8.9% to $1.4 million for the nine months ended September 30, 2009 from $1.3 million for the same period in 2008. The increase in noninterest income was due to the increase in fees earned from the Bank’s mortgage operations including gains recorded on the sale of loans held for sale.

Noninterest Expense. Total noninterest expense increased by $1.2 million or 15.1% for the nine months ended September 30, 2009 compared to the same period in 2008. The increase in total noninterest expense during the first nine months of 2009 compared with the same period in 2008 resulted from increased FDIC expense of $375,000 related to increased ongoing deposit insurance premiums and a Special Assessment of $212,000 recognized in the second quarter of 2009. Costs associated with a new branch which was not open in the first nine months of 2008 totaled $436,000 with $129,000 related to personnel expense. Also contributing to the increase in noninterest expense was $174,000 in personnel expense related to additions to staff. Legal expense, a component of professional fees, increased by $209,000 over the same nine month period in 2008 due to costs associated with participating in the TARP, to loan collection efforts and to costs associated with ongoing tenant issues at the Bank’s Market House branch. Data processing expense increased by $45,000 due to the addition of new products. and services and to increases in account volume.

Income Tax Expense. The Company recorded an income tax benefit for the nine-month period ended September 30, 2009 of $1.4 million. The Company’s combined effective federal and state income tax rate was approximately 39.7% (benefit) for the nine months ended September 30, 2009 versus 35.1% (expense) for the nine months ended September 30, 2008.

The table below sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Rate/Volume Analysis

(dollars in thousands)

	Nine Months Ended September 30, 2009 vs. 2008
	Increase or (Decrease)	Due to Change in
		Volume	Rate	Rate/ Volume
Interest income on:
Loans	$(1,088)	$1,132	$(2,041)	$(179)
Investment securities	700	1,028	(246)	(82)
Interest-bearing deposits in other banks	(204)	82	(216)	(70)
Federal funds sold and other overnight investments	(209)	278	(233)	(254)

Total interest income	(801)	2,520	(2,736)	(585)

Interest expense on:
NOW accounts	(1)	1	(2)	—
Money market accounts	(833)	(345)	(696)	208
Savings accounts	730	1,534	(366)	(438)
Certificates of deposit	(798)	182	(922)	(58)
Repurchase agreements	(130)	(23)	(119)	12
Short-term borrowing	(3)	(3)	(3)	3
Long-term borrowing	14	14	—	—
Junior subordinated debt	(89)	—	(89)	—

Total interest expense	(1,110)	1,360	(2,197)	(273)

Net interest income	$309	$1,160	$(539)	$(312)

Consolidated Average Balances, Yields and Rates

(dollars in thousands)	Nine Month Periods Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest earning assets
Federal funds sold and other overnight investments	$30,086	$46	0.20%	$14,382	$255	2.37%
Interest-bearing deposits with banks	13,727	48	0.47%	10,345	252	3.25%
Investment securities	108,893	3,795	4.65%	81,741	3,095	5.06%
Loans	271,843	11,844	5.83%	249,962	12,932	6.91%

Total interest earning assets	424,549	15,733	4.95%	356,430	16,534	6.20%
Noninterest earning assets
Cash and due from banks	7,037			5,540
Other assets	13,022			13,827

Total Assets	$444,608			$375,797

Liabilities and Stockholders’ Equity
Interest-bearing deposits
NOW accounts	$26,919	$39	0.19%	$26,430	$40	0.20%
Money market accounts	46,642	321	0.92%	66,571	1,154	2.32%
Savings accounts	141,830	2,012	1.90%	64,567	1,282	2.65%
Certificates of deposit	96,527	2,072	2.87%	90,785	2,870	4.22%
Repurchase agreements	15,060	91	0.81%	16,820	221	1.76%
Short-term borrowings	—	—	0.00%	231	3	1.71%
Long-term borrowings	40,000	927	3.06%	39,380	913	3.05%
Junior subordinated debt	5,000	160	4.22%	5,000	249	6.54%

Total interest-bearing liabilities	371,978	5,622	2.02%	309,784	6,732	2.90%

Noninterest-bearing Liabilities
Demand deposit accounts	38,477			38,072
Other liabilities	2,005			1,494
Stockholders’ Equity	32,148			26,447

Total Liabilities and Stockholders’ Equity	$444,608			$375,797

Interest rate spread			2.93%			3.30%
Ratio of interest earning assets to interest-bearing liabilities			114.13%			115.06%
Net interest income and net interest margin		$10,111	3.18%		$9,802	3.67%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008.

General. The Company recorded net income for the three months ended September 30, 2009 of $223,000. Net income available to common shareholders was $103,000 or $0.03 per basic and diluted common share, compared to net income available to common shareholders of $299,000, or $0.08 per basic and $0.08 per diluted common share, for the three months ended September 30, 2008. Net interest income improved by $400,000 or 11.8% for the three months ended September 30, 2009 compared to the same in period in 2008. The Bank recorded $1.1 million in provision for credit losses during the three months ended September 30, 2009, compared to $931,000 in provision for credit losses during the same period in 2008.

Interest Income. Interest income decreased $69,000 or 1.3% for the quarter ended September 30, 2009 compared to the same quarter in 2008 as a result of a decrease in the yield on the loan portfolio to 5.72% from 6.63% for the three months ended September 30, 2009 and 2008, respectively. Income on the investment portfolio increased $339,000 for the quarter ended September 30, 2009 compared to the same period in 2008 due to an increase in volume as average investment security balances increased by $27.2 million compared to the same period in 2008 while the yield decreased to 4.48% from 5.14% for the same period. Interest income on federal funds sold and interest-bearing deposits with banks decreased $65,000 from $88,000 to $23,000, as a result of the lower federal funds target rate.

Interest Expense. Interest expense decreased by $469,000 or 22.6% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 while average interest-bearing deposit balances increased $66.8 million. Interest expense on interest-bearing deposits for the quarter ending September 30, 2009 was $1.2 million compared to $1.6 million for the same period in 2008, a 25.0% decrease. The decrease in interest expense was due to the lower cost of all interest-bearing deposit types with the yield dropping to 1.54% for the three months ended September 30, 2009 compared to 2.62% for the three months ended September 30, 2008. A decrease in the cost of the Company’s indexed money market account from 1.75% to 0.85%, the Company’s cost of savings accounts from 2.64% to 1.34%, and certificates of deposit to 2.56% from 3.83% offset the impact of the increase in savings balances that resulted from the popularity of the Company’s “Superior Savings” product. Savings balances increased on average $60.3 million from $82.3 million for the three months ended September 30, 2008 to $142.6 million on average for the same period in 2009. The total cost of interest-bearing liabilities decreased for the quarter ended September 30, 2009 to 1.71% from 2.66% for the quarter ended September 30, 2008. The Company’s overall cost of funds decreased to 1.54% from 2.37% for the same periods. Interest expense on long-term borrowings and junior subordinated debentures was $360,000 for the three months ended September 30, 2009 compared to $392,000 for the three months ended September 30, 2008, a decrease of $32,000 as average long-term borrowings decreased slightly to $40.0 million from $40.4 million and the cost of the junior subordinated debt decreased to 3.76% for the current quarter from 6.03% for the quarter ended September 30, 2008.

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

Net interest income improved by $400,000 or 11.8% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The improvement was due primarily to a decrease in interest expense on deposits offset by a decrease in the yields on loans and investment securities.

For the three months ended September 30, 2009, the net interest margin decreased to 3.52% compared to 3.79% for the three months ended September 30, 2008, with the interest rate spread for the same period decreasing to 3.31% in the third quarter of 2009 from 3.44% in the same quarter in 2008. The decrease in net interest margin was the result of a decrease in the yield on earning assets to 5.01% from 6.10%. The returns on federal funds sold, interest bearing balances with banks, and the overall investment portfolio were also negatively impacted by the lower rate environment as re-investment rates have fallen considerably year-over-year.

Provision for Credit Losses. The Company recorded a provision for credit losses of $1.1 million for the three months ended September 30, 2009 compared to $931,000 for the same period in 2008. The increase in provision was due to the impact of downgrades taken on certain loans in the Bank’s portfolio and factor changes in the qualitative factors relating to historical losses and economic conditions used in the Company’s methodology for calculating the allowance for credit losses. The downgrades affected several commercial, commercial real estate and builder loans. The historical loss changes primarily related to the Company’s consumer loan portfolio which includes boat loans. The Bank recorded net charge-offs of $529,000 for the quarter ended September 30, 2009 compared to net charge-offs of $4,000 for the three months ended September 30, 2008. Nonperforming assets at quarter-end were comprised of $15.9 million in nonaccrual and loans past due greater than ninety days and $345,000 in other assets. Nonperforming assets of $5.5 million at September 30, 2008 were comprised of $4.0 million in nonaccrual loans, $1.4 million in loans past due greater than ninety days and $100,000 in other assets. Of the $5.4 million classified as nonaccrual and past due greater than ninety days at September 30, 2008, $4.1 million were secured by real estate, $658,000 were commercial loans and $676,000 were consumer and other loans.

Noninterest Income. Noninterest income increased by $45,000 or 10.3% to $482,000 for the three months ended September 30, 2009 from $437,000 for the same period of 2008. The increase in noninterest income was due to fees generated from the Bank’s mortgage banking activities.

Noninterest Expense. Noninterest expense increased by $351,000 or 14.3% for the three months ended September 30, 2009 compared to the same quarter in 2008. The increase in noninterest expense was due to increased FDIC expense of $94,000, increased personnel costs of $168,000, professional fees, which includes legal expenses of $119,000 and occupancy and equipment costs of $41,000. The increase of $94,000 in FDIC expense for the quarter related to increased deposit balances and insurance premiums rates. Personnel expense increased $168,000 for the quarter ended September 30, 2009 compared to the same quarter in 2008 due to staffing a new branch that opened in December 2008 and staffing additions. Professional fees which includes legal expense and other costs associated with the collection of delinquent loans increased $119,000.

Income Tax Expense. The Company recorded a tax expense of $142,000 for the three-month period ended September 30, 2009. This amount includes $113,000 of federal income taxes and $29,000 of state income taxes. The Company’s combined effective federal and state income tax rate was approximately 38.9% for the three months ended September 30, 2009 versus 32.4% for the three months ended September 30, 2008.

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

The Company’s major source of liquidity is its deposit base. At September 30, 2009, total deposits were $349.6 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $252.1 million or 72.1% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest-bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 2009, interest-bearing deposits with banks, federal funds sold and other overnight investments totaled $22.6 million while investment securities available-for-sale totaled $125.3 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for banks up to 40% of the bank’s total assets. The Bank currently has an approved line of credit with the FHLB of 25% of total assets with the ability to request an increase in the line if necessary. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At September 30, 2009, the Bank had a $111.4 million credit limit with the FHLB with advances outstanding of $40.0 million. The Bank had collateral currently pledged sufficient to borrow up to $6.0 million of the remaining $74.8 million from the FHLB. The Bank also has the ability to borrow from the Federal Reserve Bank’s discount window. Additional collateral including cash, investment securities and home-equity loans are available for pledging purposes in the event the Bank would need to draw on the unused portion of the line of credit. Additionally, at September 30, 2009, the Bank had available credit with its correspondent banks of $15.0 million.

Capital Resources

Total stockholders’ equity was $32.7 million at September 30, 2009, representing an increase of $5.8 million or 21.8% from December 31, 2008. The growth of stockholders’ equity in the first nine months of 2009 as compared to the same period in 2008 was attributable to the infusion of capital under TARP. Under TARP, the U. S. Treasury created the CPP, pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000.

Offsetting the increase in stockholder’s equity derived from the TARP was a loss of $2.1 million recorded for the nine months ended September 30, 2009, $273,000 in preferred stock dividends and an increase in the Company’s accumulated other comprehensive loss of

$94,000 resulting from lower market values of securities available-for-sale. Stock based compensation, stock purchases through the Company’s Employee Stock Purchase Plan and the exercise of options added $145,000 to the stockholder’s equity for the nine month period.

Dividends of $102,000 on the Series A preferred stock were recognized during the quarter and will be payable on November 15, 2009.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	September 30, 2009	December 31, 2008	Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.6%	11.4%	4.0%	6.0%
Total Capital	13.9%	12.6%	8.0%	10.0%
Tier 1 Leverage Ratio	8.5%	8.4%	4.0%	5.0%

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Regulatory guidance was issued by the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

As of September 30, 2009, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Temporary Liquidity Guarantee Program

The FDIC adopted a final rule effective October 1, 2009 relating to the Temporary Liquidity Guarantee Program (“TLG Program”). Under the amended TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. In December 2008, the Company elected to participate in the guarantee program for deposit accounts and opted out of the guarantee program for unsecured debt.

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

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: November 13, 2009	/S/ RICHARD M. LERNER
Richard M. Lerner
Chief Executive Officer

Date: November 13, 2009	/S/ EDWARD J. SCHNEIDER
Edward J. Schneider
Chief Financial Officer