Form 10-K
period 2009-12-31
ANNAPOLIS BANCORP INC
filed 2010-03-25
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files).    Yes:  ☐    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The aggregate market value of the outstanding Common Stock held by nonaffiliates was $6,706,320 as of June 30, 2009 based on a sales price of $3.80 per share of Common Stock.

The number of shares outstanding of the registrant’s Common Stock was 3,908,662 as of March 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-K.

PORTIONS OF THE PROXY STATEMENT FOR THE 2010 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 20, 2010, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

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

The Bank is a full service commercial bank and offers a variety of products and services to both commercial and retail customers. Commercial services offered by the Bank include a variety of lending products including commercial real estate and commercial business loans, cash management services and letters of credit. Commercial business loans are typically made on a secured basis to corporations, partnerships and individual businesses. On the deposit side commercial customers are offered cash management services including account analysis, remote deposit capture, merchant services and a wide array of deposit products. To a lesser extent, the Bank offers consumer loans to its retail customers, including mortgages, home equity loans and lines of credit and new and used car and boat loans. The Bank’s retail banking services also include a variety of deposit products including transaction accounts, a high yielding savings account, money market accounts, certificates of deposit and individual retirement accounts. The Bank also participates in the Certificate of Deposit Account Registry Service® known as CDARS® that allows the Bank to offer FDIC insured deposits of $50 million or more to its customers.

Lending Activities

The Bank’s primary business is to make loans. Outstanding loan balances account for 63.5% of total assets at December 31, 2009. The Bank offers a wide selection of consumer loans to individuals primarily through its branch network. The Bank does a majority of its consumer lending on a secured basis with the highest percentage of loans secured by first and second liens on one- to four-family owner occupied residences. The Bank will originate and maintain servicing rights on some loans and sell others into the secondary market. In addition to consumer mortgage loans the Bank offers a variety of home equity products including fixed rate amortizing term loans and revolving lines of credit. The Bank generally requires that the loan to value for such loans be below 80%. The Bank also offers new and used auto loans.

The Bank provides numerous commercial lending products and services to businesses operating in the Bank’s primary market area. These loans consist of lines of credit, which may require an annual repayment, adjustable-rate loans with terms of five to seven years, and fixed-rate loans with terms of up to five years. Such loans are generally secured by receivables, inventories, equipment and other assets of the business. The Bank generally requires personal guarantees on its commercial loans. The Bank also offers unsecured commercial loans to businesses on a selective basis. These types of loans are made to existing customers and are of a short duration, generally one year or less. The Bank also originates commercial loans which are guaranteed by the Small Business Administration. The Bank has been a participant in a variety of SBA loan programs. Refer to pages 18 to 21 for a more detailed discussion on the Bank’s lending activities.

Investment Activities

The Bank’s second largest asset is its investment portfolio, accounting for 27.3% of total assets at December 31, 2009. The investment portfolio generally consists of U.S. Government and Agency notes, and Government guaranteed and private label mortgage backed securities. Management invests excess liquidity following specific policies and procedures that limit the Bank’s exposure to any one type of investment. The Bank’s policy generally requires that each new investment be rated “A” or better. All investments are made with the intent to preserve and protect the capital of the Bank.

Investment targets such as total investment securities, the mix of investment products and the average life of the investment are derived from the Bank’s strategic plan and expected liquidity requirements. Strategies to achieve these targets are the responsibility of the Bank’s Asset and Liability Committee. For a further discussion on the Bank’s investment activities refer to page 18.

Employees

At December 31, 2009 the Bank employed 91 full-time and 10 part-time individuals. Seven of these individuals are executive officers of the Bank. None of the employees are employees of the Company. The Bank provides both full- and part-time individuals with a comprehensive benefit program that includes health and dental insurance, Bank paid life and short-and long-term disability insurance, access to vision and catastrophic health insurance and a 401(k) plan.

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

Incentive Compensation. On October 22, 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Federal Reserve Board indicated that all banking organizations are to evaluate their incentive compensation arrangements and related risk management, control, and corporate governance processes and immediately address deficiencies in these arrangements or processes that are inconsistent with safety and soundness.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, FDIC issued an Advance Notice of Proposed Rulemaking seeking public comment on whether certain employee compensation structures pose risks that should be captured in the deposit insurance assessment program through higher deposit assessment rates.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

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

Insurance of Deposit Accounts. The Bank’s deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The DIF was created by the merger of the Bank Insurance Fund and Savings Association Insurance Fund provided for in the Federal Deposit Insurance Reform Act of 2005, as enacted in February 2006. The FDIC utilizes a risk-based premium system to evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The FDIC’s risk-based premium system provides for quarterly assessments. Base assessment rates for established insured institutions after applying possible adjustments for the year ended December 31, 2009 ranged from seven basis points for the healthiest institutions to 77.5 basis points for the riskiest. Premiums for 2010 are currently set at 2009 rates.

On December 16, 2008, the FDIC approved the final rule to raise the risk-based deposit insurance assessment rates uniformly by seven basis points for the first quarter of 2009 assessment period beginning on January 1, 2009. On February 26, 2009, the FDIC approved the final rule to raise the assessment rates for the assessment period beginning on April 1, 2009 and subsequent assessment periods. The new assessment scheme will differentiate between risk profiles and will require riskier institutions to pay higher assessment rates based on classification into one of four risk categories. Institutions that are rated in the category with the lowest risk will see their initial base rates increase to between 12 and 16 basis points. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. During the second quarter of 2009, the FDIC imposed a special assessment of $211 thousand for the Bank that was collected on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. On December 30, 2009 the Bank prepaid $2.2 million in FDIC insurance for 2010, 2011 and 2012 estimated assessments.

The increases in FDIC insurance raised the Company’s expense from $138,000 in 2008 to $902,000 in 2009. Given the enacted increases in assessments for insured financial institutions the Company anticipates that FDIC assessments on deposits will continue to have a significant impact upon operating expenses in 2010 and could materially affect our reported earnings.

Temporary Liquidity Guarantee Program. In November 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program has been extended. Under the extended TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after April 1, 2009, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. In December 2008, the Company elected to participate in the guarantee program for deposit accounts and opted out of the guarantee program for unsecured debt. During the six month extension period in 2010, the fee assessment increases 15 basis points per quarter for institutions that are in risk category 1 of the risk-based premium system. Separately, Congress extended the temporary increase in the standard coverage limit to $250,000 until December 31, 2013.

Emergency Economic Stabilization Act of 2008. On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Secretary of the U.S. Treasury (“Treasury”) to establish the Trouble Asset Relief Program (the “TARP”). Pursuant to TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In addition, under TARP, the Treasury created the Capital Purchase Program (the “CPP”), pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000.

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

American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which is intended, among other things, to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting dislocations in the financial markets. ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation of certain of the most highly-compensated employees and executive officers of financial institutions, such as the Company, that participated in the TARP CPP. Compliance requirements under ARRA for TARP recipients, which will be further described in rules to be adopted by the Securities and Exchange Commission and standards to be established by the Treasury, include restrictions on executive compensation and corporate governance requirements.

The interim final rule (Interim Final Rule) of the Emergency Economic Stabilization Act of 2008 (EESA), as amended by the American Recovery and Reinvestment Act of 2009 (ARRA), provides guidance on the executive compensation and corporate governance provisions of EESA that apply to entities that receive financial assistance under the Troubled Asset Relief Program (TARP). Section 111 of EESA requires entities receiving financial assistance (TARP recipients) from the Department of the Treasury (Treasury) to meet appropriate standards for executive compensation and corporate governance. The requirements generally apply for any period during which any obligation arising from financial assistance under TARP remains outstanding(1).

Annapolis Bancorp, Inc. is a TARP recipient and is therefore subject to the provisions of the Interim Final Rule described above. However, all Executive Compensation Programs are administered through BankAnnapolis, a wholly-owned subsidiary of Annapolis Bancorp, Inc., with the exception of any stock-based awards which are administered through Annapolis Bancorp, Inc.

On June 10, 2009, the U.S. Treasury issued an interim final rule (the “Interim Final Rule”) that provides guidance on the executive compensation and corporate governance provisions of the EESA that apply to TARP recipients.

•	Limits on compensation that exclude incentives for senior executive officers (SEOs) to take unnecessary and excessive risks that threaten the value of the TARP recipient.

•

A provision for the recovery of any bonus, retention award, or incentive compensation paid to a SEO or the next twenty most highly compensated employees based on materially inaccurate statements of earnings, revenues, gains, or other criteria.

•	Prohibition on making any golden parachute payment to a SEO or any of the next five most highly compensated employees.

•

Prohibition on the payment or accrual of bonus or retention awards, or incentive compensation to SEOs or certain highly compensated employees, subject to certain exceptions for payments made in the form of restricted stock.

•	Prohibition on employee compensation plans that would encourage manipulation of earnings reported by the TARP recipient to enhance an employee’s compensation.

•	Establishment of a compensation committee of independent directors to meet semi-annually to review employee compensation plans and the risks posed by these plans to the TARP recipient.

•	Adoption of excessive or luxury expenditures policy.

•	Disclosure of perquisites offered to SEOs and certain highly compensated employees.

•	Disclosure related to compensation consultant engagement.

•	Prohibition on tax gross-ups to SEOs and certain highly compensated employees.

•	Compliance with federal securities rules and regulations regarding submission of a non-binding resolution on SEO compensation to shareholders.

•	The establishment of the Office of the Special Master for TARP Executive Compensation to address the application of these rules to TARP recipients and their employees.

The Interim Final Rule also establishes compliance reporting and recordkeeping requirements regarding executive compensation and corporate governance standards.

•

In addition to the standards set forth in the Interim Final Rule certain standards established in prior interim final rules have been determined to not be inconsistent with the most recent rules and thus will continue to be required. The most notable standard from earlier interim final rules is the requirement that any TARP recipient not claim a deduction for compensation during a taxable year in excess of $500,000 for an SEO.

Regulatory Reform. In June 2009, President Obama’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; and (iii) to further limit the ability of banks to engage transactions with affiliates.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations, as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

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

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The executive offices of the Company and the Bank are located at 1000 Bestgate Road, Suite 400, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 2009:

	Leased/ Owned	Original Year Leased or Location Acquired	Year of Lease Expiration		Net Book Value of Property or Leasehold Improvements at December 31, 2009 ($000)
Administration (2), (3)	Owned	2001	N/A		$4,518
Bestgate	Owned	2001	N/A		1,276
Edgewater	Land Leased	1996	2016	(1)	539
Cape St. Claire	Leased	1995	2010	(1)	21
Kent Island	Land Leased	1990	2023	(1)	1,579
Severna Park	Leased	1996	2013	(1)	16
BayWoods	Leased	2003	2013	(1)	6
Market House	Leased	2006	2011	(1)	81
Annapolis Towne Centre	Leased	2008	2018	(1)	358

(1)	These leases may be extended at the option of the Company for periods ranging from one to twenty years.
(2)	The Company owns an undeveloped piece of property in Odenton, Maryland for future branch expansion.
(3)	The Company has entered into a long-term lease for a location in Waugh Chapel in Anne Arundel County, Maryland, the property is undeveloped and lease payments have not commenced.

In July, 2009 the lease for space in the Bank’s headquarters building with Heim and Associates, P.A. (now HeimLantz Professional Corporation,) an accounting firm whose President is a director of the Company and the Bank expired. The tenant did not elect to enter into a new rental agreement, however a temporary extension of the lease was granted until December 2009 when the tenant’s new space would be ready for occupancy. The space is currently being used by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Value and Dividend Information

The Company’s common stock is listed on The NASDAQ Capital Market® under the symbol “ANNB.” The Company’s stock began trading on October 1, 1997. At March 1, 2010 the closing price was $3.53 per share.

As of March 1, 2010 the Company has outstanding 3,908,662 shares of common stock held by approximately 208 shareholders of record. On January 30, 2009 the Company sold 8,152 shares of Series A Preferred Stock to one shareholder, the Treasury under the Treasury’s TARP CPP. The shares have a liquidation preference of $1,000 per share for an aggregate purchase price of $8.152 million. The Company has also issued a warrant to purchase 299,706 shares of common stock which may be purchased upon exercise of the warrant at a price of $4.08 per share. The warrant is also issued to the Treasury under the CPP. The warrant expires on January 30, 2019. The issuances of the warrant and the Series A Preferred Stock were completed in a private placement to Treasury exempt from the registration requirements of the Securities Act of 1933.

Under the terms of the CPP the Company will be required to pay a 5% per annum dividend on the Series A Preferred Stock for the five years beginning January 30, 2009 ending February 15, 2014 and a 9% dividend for the period thereafter. The first dividend was paid to the Treasury on May 15, 2009 and with future dividend payments due quarterly thereafter. During 2009 $323,000 in dividends were paid to the Treasury.

The Company paid cash dividends for the first time to its stockholders during 1999 and discontinued the payment of cash dividends in 2002. The Company has no current plans to resume payments of cash dividends on its common stock as Management believes it is in the best interest of the Company to retain capital to support the growth of the Company.

As a condition to the Company’s participation in the CPP, the Company’s ability to declare or pay dividends on its common stock is restricted. Specifically, the Company may not declare dividend payments on its common stock if it is in arrears on the dividends on the Series A Preferred Stock. Until the Series A Preferred Stock issued to the Treasury under the CPP is redeemed or transferred, the Company may not pay a cash dividend without approval from the Treasury.

A summary of the Company’s quarterly stock prices is shown below:

Quarter	2009			2008
	Stock Price Range		Per Share Dividend	Stock Price Range		Per Share Dividend
	High	Low		High	Low
1st	$4.12	$2.07	$0.0000	$8.20	$7.00	$0.0000
2nd	5.00	2.74	0.0000	8.25	5.66	0.0000
3rd	3.50	2.30	0.0000	6.75	4.52	0.0000
4th	3.10	2.85	0.0000	6.49	3.00	0.0000

The table setting forth Securities Authorized for Issuance Under Equity Compensation Plans can be found under Item 12 on page 53 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Financial Highlights

Selected Consolidated Financial Data at and for years ended December 31,

Selected Financial Data	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Total assets	$444,332	$394,916	$361,879	$351,861	$304,916
Total loans, net	274,032	264,093	243,905	219,794	202,568
Total deposits	350,463	300,627	291,589	274,175	249,949
Securities sold under agreement to repurchase	14,642	12,639	13,337	17,734	12,986
Short-term debt	—	—	4,170	—	—
Long-term debt	45,000	45,000	25,000	35,000	20,000
Stockholders’ equity	32,632	26,814	26,852	24,121	20,959

Selected Operating Data
Interest income	$21,226	$21,800	$22,466	$19,846	$17,104
Interest expense	7,135	8,765	10,616	8,034	5,633

Net interest income	14,091	13,035	11,850	11,812	11,471
Provision for credit losses	6,540	2,375	448	12	442

Net interest income after provision for credit losses	7,551	10,660	11,402	11,800	11,029
Noninterest income	1,989	1,753	1,831	1,850	2,210
Noninterest expense	12,405	10,325	9,490	8,959	8,622

(Loss) income before income taxes	(2,865)	2,088	3,743	4,691	4,617
Income tax (benefit) expense	(1,158)	661	1,319	1,740	1,636

Net (loss) income	$(1,707)	$1,427	$2,424	$2,951	$2,981
Preferred stock dividend and discount accretion	442	—	—	—	—

Net (loss) income available to common shareholders	$(2,149)	$1,427	$2,424	$2,951	$2,981

Key Financial Ratios and Other Data	2009	2008	2007	2006	2005
Return on average assets Net (loss) income divided by average assets	(0.38)%	0.38%	0.69%	0.93%	0.97%
Return on average equity Net (loss) income divided by average equity	(5.24)%	5.41%	9.51%	13.21%	15.04%
Equity to asset ratio Average equity divided by average assets	7.33%	7.01%	7.28%	6.96%	6.46%
Diluted (loss) earnings per share (1)	$(0.56)	$0.35	$0.58	$0.70	$0.71
Book value per common share (1)	$6.39	$6.98	$6.69	$5.88	$5.15
Tangible book value per common share (1)	$6.39	$6.98	$6.69	$5.88	$5.15
Number of common shares outstanding (1)	3,867,006	3,842,943	4,014,928	4,101,893	4,072,800
Efficiency ratio	77.15%	69.82%	69.37%	65.58%	63.02%
Interest rate spread	3.07%	3.28%	3.06%	3.47%	3.65%
Net interest margin	3.32%	3.65%	3.59%	3.96%	4.00%
Risk based capital ratio – Tier 1	12.45%	11.37%	12.49%	12.74%	12.31%
Risk based capital ratio – Total	13.72%	12.62%	13.39%	13.58%	13.23%

(1)	Adjusted to effect a four-for-three stock split in the form of a stock dividend issued on December 3, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Annapolis Bancorp, Inc. on a consolidated basis with its wholly owned subsidiary, BankAnnapolis, for the periods presented, and should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this annual report.

The Bank and, as a result, the Company, have not been immune to the impact of the economic downturn in the United States during 2008 and 2009. With real estate collateral values continuing to fall and economic conditions worsening the Bank continued to build its reserve for credit losses recording a provision of $6.5 million in 2009 compared to $2.4 million in 2008.

The Company reported a net loss for 2009 of $1.7 million, a decrease of $3.1 million or 219.6% from 2008 net income of $1.4 million. The net loss available to common shareholders after accruing for preferred stock dividends and discount accretion for 2009 was $2.1 million compared to net income of $1.4 million in 2008. The decrease in 2009 earnings was primarily due to the higher provision for credit losses noted above and higher noninterest expense primarily due to increases in FDIC expenses and costs related to loan collection efforts. The net loss per diluted common share was $0.56 compared to net income of $0.35 per diluted common share in 2008.

The primary source of income of the Bank is interest on its loan and investment portfolios, while one of the principal expenses of the Bank is interest on its deposit accounts and borrowings. The difference between interest income on interest earning assets and interest expense on interest bearing liabilities is referred to as net interest income. Net interest income was $14.1 million for 2009, an increase of $1.1 million or 8.1% compared to $13.0 million in 2008. Total assets were $444.3 million as of December 31, 2009, a $49.4 million or a 12.5% increase over December 31, 2008 total assets of $394.9 million. The Company’s return on average assets was (0.38%) and 0.38% for the years ending December 31, 2009, and 2008, respectively. The Company’s return on average equity was (5.24%) and 5.41% for the years ending December 31, 2009, and 2008, respectively.

At December 31, 2009 the Bank’s gross loan portfolio, including loans held for sale totaled $282.1 million. Of this amount, $59.9 million or 21.2% were commercial loans, $82.2 million or 29.1% were commercial real estate loans, $36.2 million or 12.8% were construction loans, $57.1 million or 20.3% were one- to four-family residential mortgage loans, $34.3 million or 12.2% were home equity loans, and $12.4 million or 4.4% were consumer and other loans.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements which can be found on page 33 and continuing to page 36. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements found on pages 33 and 34 describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Credit Risk Management section of this financial analysis.

Financial Condition as of December 31, 2009 and 2008 and Results of Operations for the Years then Ended

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

Total assets increased by $49.4 million or 12.5% during 2009 to $444.3 million from $394.9 million at December 31, 2008. Total deposits and securities sold under agreements to repurchase, the Company’s primary sources of funds, increased $51.8 million or 16.6% to $365.1 million from $313.3 million at December 31, 2008. Time deposits totaled $96.9 million or 27.6% of the Bank’s total deposits at December 31, 2009, compared to $92.5 million or 30.8% in 2008. Savings and money market accounts, the largest portion of the Bank’s total deposits, totaled $182.6 million or 52.1% of the Bank’s total deposits at December 31, 2009, compared to $143.1 million or 47.6% in 2008. The increase in savings and money market deposits was due to the success of the Bank’s premium rate savings account that attracted new savings customers. NOW accounts totaled $30.2 million or 8.6% and $26.0 million or 8.6% of total deposits at December 31, 2009 and 2008, respectively. The increase in NOW accounts is due to higher balances in mortgage title company accounts, a result of increased mortgage lending activity during 2009. Demand, noninterest bearing accounts totaled $40.8 million or 11.7% of total deposits at December 31, 2009 and $39.1 million or 13.0% at December 31, 2008. Securities sold under agreements to repurchase increased $2.0 million or 15.9% to $14.6 million at December 31, 2009 compared to $12.6 million at December 31, 2008. Long-term borrowings at December 31, 2009 were $40.0 million at December 31, 2009 and December 31, 2008.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The proceeds of the securities were used to provide funding for future growth and to improve the Company’s capital ratios. The current cost of these securities is 3.40%.

The Company’s primary uses of funds are for loans and investments. Loans including loans held for sale and excluding deferred fees/costs and discounts and the allowance for credit losses, increased by $13.7 million or 5.1% to $282.1 million at December 31, 2009 from $268.4 million a year earlier. Construction loans increased $7.8 million or 27.5% and commercial loan balances increased by $6.5 million or 12.2% while real estate loan balances excluding construction loans and loans held for sale decreased by $1.7 million or 1.0% and installment and other consumer loans decreased by $1.9 million or 13.5%. Loans held for sale increased $3.0 million or 858.1%.

Operating Results

The following discussion outlines some of the more important factors and trends affecting the earnings of the Company as presented in its consolidated statements of income.

Net Interest Income

Net interest income is the difference between interest income and interest expense and is generally affected by increases or decreases in the amount of outstanding interest earning assets and interest bearing liabilities (volume variance). This volume variance coupled with changes in interest rates on these same assets and liabilities (rate variance) equates to the total change in net interest income in any given period. The table on page 13 sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Net interest income for the year ended December 31, 2009, was $14.1 million, representing an increase of $1.1 million or 8.1% from net interest income of $13.0 million for the year ended December 31, 2008. The increase in net interest income is due primarily to increased average loan and investment security balances and a decrease in the cost of interest bearing liabilities offset by a decrease in the yield on investment securities and loans. The net interest margin was 3.32% for the year ended December 31, 2009 and 3.65% for the year ended December 31, 2008. The yield on earning assets decreased to 5.00% for the year ended December 31, 2009 compared to 6.10% for the year ended December 31, 2008 while the cost of interest bearing liabilities decreased to 1.93% from 2.82% for the same periods, respectively. Net interest income for 2009 includes $906 thousand of interest collected on a cash basis related to loans on nonaccrual status, compared to $176 thousand of interest collected on nonaccrual loans in 2008.

Rate/Volume Analysis

	2009 vs. 2008				2008 vs. 2007
	Increase or (Decrease)	Due to Change in			Increase or (Decrease)	Due to Change in
		Volume	Rate	Rate/ Volume		Volume	Rate	Rate/ Volume
	(Dollars in thousands)
Interest income on:
Loans	$(1,187)	$1,381	$(2,377)	$(191)	$(614)	$1,585	$(2,019)	$(180)
Investment securities	1,070	1,609	(386)	(153)	289	31	256	2
Interest bearing deposits in other banks	(220)	128	(238)	(110)	247	357	(8)	(102)
Federal funds sold and other overnight investments	(237)	225	(260)	(202)	(588)	(119)	(542)	73

Total interest income	(574)	3,343	(3,261)	(656)	(666)	1,854	(2,313)	(207)

Interest expense on:
NOW accounts	(3)	2	(5)	—	(12)	(11)	(1)	—
Money market accounts	(982)	(370)	(833)	221	(1,866)	(726)	(1,467)	327
Savings accounts	594	1,816	(617)	(605)	900	1,047	(70)	(77)
Certificates of deposit	(987)	292	(1,184)	(95)	(1,044)	(551)	(559)	66
Repurchase agreements	(136)	(28)	(121)	13	(356)	46	(374)	(28)
Short-term borrowing	—	—	2	(2)	(1)	—	—	(1)
Long-term borrowing	12	15	(3)	—	625	929	(120)	(184)
Junior subordinated debt	(128)	—	(128)	—	(97)	—	(97)	—

Total interest expense	(1,630)	1,727	(2,889)	(468)	(1,851)	734	(2,688)	103

Net interest income	$1,056	$1,616	$(372)	$(188)	$1,185	$1,120	$375	$(310)

Interest Income

The Company’s interest income decreased $574 thousand or 2.6% to $21.2 million for the year ended December 31, 2009 from $21.8 million for the year ended December 31, 2008. The decrease in interest income can be attributed to a decrease in the yield on earning assets offset by an increase in average loan, securities and overnight investment balances. Average loans increased $20.4 million or 8.0%, while the loan yield decreased to 5.83% for the year ended December 31, 2009 from 6.77% for the year ended December 31, 2008. Contributing to the decrease in interest income is a decrease in the yield on the securities portfolio dropping to 4.57% from 5.05%. Average federal funds sold balances increased $11.3 million or 77.5% and interest bearing balances with banks increased in total by $3.9 million or 46.3%, while the yields on federal funds sold and interest bearing balances with banks decreased to 0.20% and 0.45% for the year ended December 31, 2009 from 1.99% and 3.26% for the year ended December 31, 2008, respectively.

Interest Expense

The Company’s interest expense decreased $1.6 million or 18.6% to $7.1 million for 2009, compared to $8.8 million for 2008. The decrease in interest expense for the year ended December 31, 2009 can be attributed primarily to lower interest rates on all of the Bank’s deposit accounts, repurchase agreement accounts and the junior subordinated debentures. The cost of Federal Home Loan Bank borrowings, increased slightly as the average balance increased to $40.0 million from $39.7 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Provision for Credit Losses

The Company recorded a provision for credit losses of $6.5 million for the year ended December 31, 2009 compared to $2.4 million for the year ended December 31, 2008, an increase of $4.2 million or 175.4%. The increase in provision was primarily the result of an increase in nonperforming assets and net charge-offs. Nonperforming assets at year end increased to $19.3 million for the year ended December 31, 2009 from $6.5 million for the year ended December 31, 2008. Nonperforming assets included $2.4 million of foreclosed real estate at December 31, 2009. Net charge-offs of loans deemed uncollectible totaled $2.7 million for the year ended December 31, 2009 compared to net charge-offs of $535 thousand for the year ended December 31, 2008. The charge-offs were concentrated in the land acquisition and development portfolio and in the commercial and consumer and installment portfolios. Where reasonable opportunities exist we are continuing efforts to recover our losses. See the discussion under the heading “Provision for Credit Losses and Credit Risk Management” on pages 21 through 23 for greater analysis regarding the Allowance for Credit Losses and related provision.

Noninterest Income

The Company’s primary sources of noninterest income are fees charged on deposit products, fees generated by the Bank’s VISA check card program, fees recognized on the sale of residential mortgage loans or residential mortgage loans originated by a broker and on rental income from leasing space at the Bank’s headquarters building. Noninterest income increased $236 thousand for the year ended December 31, 2009 to $2.0 million compared to $1.8 million for the year ended December 31, 2008, an increase of 13.5%. Included in noninterest income for the year ended December 31, 2009 were gains on the sale of loans held for sale and gains on the sale of other assets (repossessed boats). Gains on the sale of other assets were $56 thousand for the year ended December 31, 2009 compared to a loss of $31 thousand for the year ended December 31, 2008. The Company recorded a gain on the sale of loans in the secondary market of $135 thousand for the year ended December 31, 2009 compared to $6 thousand for the year ended December 31, 2008. Fees charged on deposit products decreased $32 thousand or 3.7%, while other mortgage banking fees totaled $98 thousand for the year ended December 31, 2009, a $40 thousand or 69.0% increase from fees of $58 thousand for the year ended December 31, 2008. Rental income on the headquarters building totaled $171 thousand for year ended December 31, 2009 compared to $190 thousand for the year ended December 31, 2008 as the lease for space in the Bank’s headquarters building expired during the year ended December 31, 2009.

Noninterest Expense

Noninterest expense increased $2.1 million or 20.1% to $12.4 million for the year ended December 31, 2009, compared to $10.3 million for the year ended December 31, 2008. The increase in noninterest expense was primarily due to increases in FDIC expenses and to costs related to loan collection efforts including increased personnel costs and legal fees. Contributing to the increase in noninterest expense was higher occupancy costs associated with full year expenses for the Bank’s new Annapolis Towne Centre branch.

Personnel expense increased $533 thousand or 8.8% to $6.6 million from $6.0 million, with $275 thousand related to staff additions for collection purposes, full year staffing for the Annapolis Towne Centre branch and costs associated with stock grants. The remaining increase in personnel expense was due to increased benefits, retirement and recruiting costs.

Occupancy and equipment expense increased $239 thousand or 18.6% primarily due to rent for the Bank’s new branch of $114 thousand and increased amortization and depreciation of property and equipment of $80 thousand. Marketing expense decreased $66 thousand or 20.8% as advertising costs were scaled back while data processing expense increased $42 thousand or 5.2% due to account volume and new services such as image document storage.

FDIC expense increased $764 thousand for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to an increase on deposit increase premiums, a special assessment on $212 thousand recognized in the second quarter of 2009 and an increase on assessments as the FDIC took steps to restore the DIF balances.

Provision for Income Taxes

The Company and the Bank file consolidated federal income tax returns and separate Maryland income tax returns. The Company recognized a tax benefit of $1.2 million and an expense of $661 thousand for the years ended December 31, 2009 and 2008, respectively, for an effective tax rate of (40.4%) in 2009 and 31.7% in 2008. The increase in the effective tax rate was due to being unable to exclude interest income on certain state tax exempt securities due to the net loss incurred for the year ended December 31, 2009.

Consolidated Average Balances, Yields and Rates

The following table presents a condensed average balance sheet as well as income/expense and yields/costs of funds thereon for the years ended December 31, 2009 and 2008. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities for the periods shown. Average balances are derived from average daily balances. The yields and costs include loan fees that are considered adjustments to yields. Net interest spread, the difference between the average rate on interest bearing assets and the average rate on interest bearing liabilities, decreased to 3.07% for the year ended December 31, 2009 from 3.28% at December 31, 2008.

	Years Ended
	December 31, 2009			December 31, 2008
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest Earning Assets
Federal funds sold and other overnight investments	$25,940	$53	0.20%	$14,614	$291	1.99%
Interest bearing balances in other banks	12,347	56	0.45%	8,439	275	3.26%
Investment securities (2)	112,554	5,145	4.57%	80,694	4,075	5.05%
Loans	273,990	15,972	5.83%	253,581	17,159	6.77%

Total interest earning assets	424,831	21,226	5.00%	357,328	21,800	6.10%
Noninterest Earning Assets
Cash and due from banks	7,018			5,413
Other assets	12,565			13,949

Total Assets	$444,414			$376,690

Liabilities and Stockholders’ Equity
Interest Bearing Deposits
NOW accounts	$27,211	$51	0.19%	$26,145	$53	0.20%
Money market accounts	45,866	413	0.90%	62,402	1,396	2.24%
Savings accounts	140,874	2,445	1.74%	71,090	1,851	2.60%
Certificates of deposit	96,987	2,661	2.74%	89,799	3,647	4.06%
Repurchase agreements	14,912	121	0.81%	16,749	257	1.53%
Long-term borrowings	40,000	1,240	3.06%	39,708	1,229	3.10%
Junior subordinated debt	5,000	204	4.02%	5,000	332	6.64%

Total interest bearing liabilities	370,850	7,135	1.93%	310,893	8,765	2.82%

Noninterest Bearing Liabilities
Demand deposit accounts	39,239			37,819
Other liabilities	1,729			1,577
Stockholders’ Equity	32,596			26,401

Total Liabilities and Stockholders’ Equity	$444,414			$376,690

Interest rate spread			3.07%			3.28%
Ratio of interest earning assets to interest bearing liabilities			114.56%			114.94%
Net interest income and net interest margin		$14,091	3.32%		$13,035	3.65%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.
(2)	Includes Federal Reserve and Federal Home Loan Bank stock.

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

Deposits, commercial reverse repurchase agreements, and lines of credit are the primary sources of the Bank’s funds for lending and investing activities. As of December 31, 2009 the Company’s deposit and repurchase agreement balances increased $51.8 million or 16.6% over December 31, 2008 balances. At December 31, 2009 the Company also had available both secured and unsecured lines of credit with the Federal Home Loan Bank and correspondent banks totaling $15.5 million. Secondary sources of funds are derived from loan repayments and investment maturities. Loan repayments and investment maturities can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates, general market conditions and competition.

The Bank offers a variety of retail deposit account products to both consumer and commercial deposit customers. The Bank’s deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts and certificate of deposit accounts. The Bank also offers individual retirement accounts. Time deposits comprised 27.7% of the deposit portfolio at December 31, 2009. Core deposits, considered to be noninterest bearing and interest bearing demand deposit accounts, savings deposits and money market accounts, accounted for 72.4% of the deposit portfolio at December 31, 2009. This represents a 3.1% increase in the percentage of core deposits to total deposits. Core deposits accounted for 69.2% of the deposit portfolio at December 31, 2008.

The Bank intends to continue to emphasize retail deposit accounts as its primary source of liquidity. The Bank’s high yield Superior Savings product totaled $132.7 million at December 31, 2009 an increase of 69.0% from the $83.5 million in Superior Savings balances at December 31, 2008. Deposit products are promoted in periodic newspaper advertisements, along with notices provided in customer account statements. The Bank’s market strategy is based on its reputation as a community bank providing quality products and personal customer service.

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

Jumbo certificates of deposit are accounts of $100,000 or more. These accounts totaled $55.6 million at December 31, 2009 and consisted principally of time certificates of deposit. The following table sets forth the amount and maturity of jumbo certificates of deposit at December 31, 2009:

Three Months or Less	Greater than Three Months to Six Months	Greater than Six Months to One Year	Greater than One Year	Total
(Dollars in thousands)
$16,905	$33,003	$4,047	$1,688	$55,643

Securities sold under agreements to repurchase represent transactions with customers for correspondent or commercial account cash management services. These are overnight borrowing arrangements with interest rates discounted from the federal funds sold rate. Securities underlying the repurchase agreements are maintained in the Company’s control. For the years ended December 31, 2009 and 2008, the average cost of these borrowings was 0.81% and 1.53%, respectively.

The Bank maintains a secured borrowing line with the Federal Home Loan Bank (FHLB) with the potential to draw up to $177.7 million, and may borrow up to $15.5 million under secured and unsecured lines established with correspondent commercial banks. In addition, the Bank has the ability to borrow directly from the Federal Reserve Bank discount window. At December 31, 2009, the Bank had advances outstanding of $40.0 million under the Federal Home Loan Bank’s convertible advance program and had no borrowings outstanding under its secured and unsecured lines of credit.

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

The Bank maintains the majority of the assets held for liquidity purposes in overnight federal funds and short-term interest bearing balances with banks.

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

The Bank attempts to manage fluctuations in interest rates by matching the maturities of its interest earning assets and interest bearing liabilities. The Bank’s current strategy to manage its sensitivity to interest rate fluctuations is to emphasize adjustable rate loans and short and intermediate-term fixed rate loans. To reduce the negative impact of engaging in excessive fixed rate lending in a volatile rate environment, the Bank uses a third party for settlement long-term fixed rate loans and sells the majority of those loans in the secondary market.

The following table summarizes the anticipated maturities or repricing of the Company’s interest earning assets and interest bearing liabilities as of December 31, 2009, and the Company’s interest sensitivity gap (i.e., interest earning assets less interest bearing liabilities). A positive gap for any time period indicates that more interest earning assets will mature or reprice during that period than interest bearing liabilities. The Company’s goal is to maintain a cumulative gap position for the period of one year or less of plus or minus fifteen percent in order to mitigate the impact of changes in interest rates on liquidity, interest margins and operating results. The actual results show the Bank to be negatively gapped cumulatively in the three to twelve month category. In the current interest rate environment this will allow the Company to continue to lower the cost of deposit liabilities.

The analysis presented below represents a modified gap position for interest sensitive assets and liabilities at December 31, 2009.

Interest Sensitivity Gap Analysis

December 31, 2009

	Within Three Months	After Three but within Twelve Months	After One but within Five Years	After Five Years	Total
	(Dollars in thousands)
Assets
Federal funds sold and other overnight investments	$8,828	$—	$—	$—	$8,828
Interest bearing balances with banks	10,000	—	—	—	10,000
Investment securities (1)	21,933	24,005	12,804	58,550	117,292
Loans (2) (3)	81,347	31,975	109,544	42,325	265,191

	$122,108	$55,980	$122,348	$100,875	$401,311

Liabilities
Interest bearing liabilities
NOW accounts (5)	$3,015	$6,030	$21,107	$—	$30,152
Money market accounts (5)	23,637	5,912	11,826	—	41,375
Savings accounts (5)	27,392	54,784	59,035	—	141,211
Certificates of deposit (4)	27,894	51,498	17,499	—	96,891
Commercial repurchase agreements	14,642	—	—	—	14,642
Long-term borrowings	15,000	5,000	20,000	—	40,000
Junior subordinated debt	5,000	—	—	—	5,000

	$116,580	$123,224	$129,467	$—	$369,271

Interest sensitivity gap	$5,528	$(67,244)	$(7,119)	$100,875	$32,040
Cumulative interest sensitivity gap	$5,528	$(61,716)	$(68,835)	$32,040
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	1.38%	(15.38)%	(17.15)%	7.98%

(1)	Net of Federal Reserve Bank, Federal Home Loan Bank stock and other equity investments, debt securities by call date.
(2)	Loans scheduled by contractual maturities.
(3)	Net of non-accrual loans of $16.7 million and deferred costs of $134 thousand.
(4)	Certificates of deposits scheduled by contractual maturities.
(5)	NOW, savings and money market accounts are presented using decay rates and historical repricing patterns.

Investment Portfolio

At December 31, 2009, the Bank’s investment portfolio, which totaled $121.1 million, consisted primarily of U.S. Government Agency securities and mortgage-backed securities. Additionally, the Company owns $748,750 in stock of the Federal Reserve Bank of Richmond, $2,511,400 in stock of the Federal Home Loan Bank of Atlanta (FHLB) and a $591 thousand investment in a community development activity qualified mutual fund.

Investment decisions are made within policy guidelines established by the Board of Directors. It is the Bank’s policy to invest in non-speculative debt instruments, particularly debt instruments that are guaranteed by the U.S. Government or an agency thereof, to maintain a diversified investment portfolio which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level. To meet the credit risk objectives, non-government debt instruments must have a rating of “B” or better to be held in the portfolio. The Bank’s investment policy designates the investment portfolio to be classified as “available-for-sale,” unless otherwise designated. At December 31, 2009, 100% of the investment portfolio was classified available-for-sale. The composition of securities at December 31 for each of the past five fiscal years was:

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Available for Sale
U.S. Agency	$54,788	$47,297	$55,496	$51,127	$44,315
State and Municipal	1,089	834	868	1,029	—
Mortgage-backed	61,415	32,035	24,181	24,526	27,840
Equity Securities	591	564	541	511	—

Total Securities	$117,883	$80,730	$81,086	$77,193	$72,155

The following table presents maturities and weighted average yields for investments in available-for-sale securities and other equity securities.

December 31, 2009

	Years to Maturity
	Within One Year		Within One Year to Five Years		Within Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale
U.S. Agency	$1,020	4.40%	$9,189	3.19%	$17,916	4.49%
State and Municipal	—	0.00%	118	4.20%	971	4.04%
Mortgage-backed	—	0.00%	222	4.00%	10,907	4.97%

Total Debt Securities	$1,020	4.40%	$9,529	3.22%	$29,794	4.65%

	Greater than Ten Years
	Amount	Yield	Total
Available for Sale
U.S. Agency	$26,663	5.12%	$54,788
State and Municipal	—	0.00%	1,089
Mortgage-backed	50,286	4.09%	61,415

Total Debt Securities	$76,949	4.45%	$117,292

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

Analysis of Loans

The following table presents the composition of the loan portfolio over the previous five years:

As of December 31,

	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$59,900	21.2%	$53,366	19.9%	$46,007	18.7%	$40,545	18.3%	$40,260	19.7%
Real estate loans
Commercial	82,168	29.2%	78,215	29.1%	71,537	29.0%	60,995	27.5%	55,479	27.1%
Construction	36,185	12.8%	28,381	10.6%	24,563	10.0%	23,304	10.5%	25,646	12.5%
One to four-family (1)	57,098	20.2%	66,964	24.9%	64,796	26.3%	57,251	25.8%	39,018	19.1%
Home equity	34,262	12.2%	27,072	10.1%	21,376	8.7%	22,567	10.2%	25,134	12.3%
Consumer loans	12,479	4.4%	14,422	5.4%	18,070	7.3%	17,063	7.7%	18,977	9.3%

Total loans	282,092	100.0%	268,420	100.0%	246,349	100.0%	221,725	100.0%	204,514	100.0%

Less:
(Unearned income), deferred costs	(134)		(204)		(161)		45		66
Allowance for credit losses	(7,926)		(4,123)		(2,283)		(1,976)		(2,012)

Net loans receivable	$274,032		$264,093		$243,905		$219,794		$202,568

(1)	Includes loans held for sale.

The Bank’s loan portfolio consists of commercial, commercial real estate, residential construction, one- to four-family residential mortgage, home equity and consumer loans. At December 31, 2009 the Bank’s loan portfolio totaled $282.1 million. All of the loans in the Bank’s portfolio are either adjustable-rate with terms to maturity of 30 days to 30 years or short- to intermediate-term fixed-rate loans.

The following table presents the maturity distribution of the loan portfolio:

As of December 31, 2009

	Due in One Year or Less	Due after One Year but before Five Years	Due after Five Years	Nonaccrual Loans	90 Days Past Due	Total
	(Dollars in thousands)
Commercial loans	$35,825	$15,751	$1,573	$6,718	$33	$59,900
Real estate loans
Commercial	14,211	49,920	15,684	2,353	—	82,168
Construction	22,736	7,805	—	5,644	—	36,185
One to four-family (1)	12,662	24,812	18,459	1,165	—	57,098
Home equity loans	23,482	1,653	8,757	370	—	34,262
Consumer loans	1,233	5,755	4,974	517	—	12,479

Total loans	$110,149	$105,696	$49,447	$16,767	$33	$282,092

	Due After One Year
	Fixed Rate	Variable Rate	Total
Commercial loans	$15,849	$1,476	$17,325
Real estate loans
Commercial	27,052	38,551	65,603
Construction	2,524	5,281	7,805
One to four-family (1)	25,182	18,089	43,271
Home equity loans	10,410	—	10,410
Consumer loans	3,443	7,286	10,729

Total loans	$84,460	$70,683	$155,143

(1)	Includes loans held for sale.

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

Commercial Real Estate Lending. The Bank originates adjustable-rate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings and retail facilities located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may generally be made in amounts up to 80-85% of the lower of the appraised value or sales price of the property, subject to the Bank’s current loans-to-one-borrower limit, which at December 31, 2009, was $6.3 million. These loans may be made with terms up to 30 years if owner occupied and are generally offered at interest rates which adjust annually or annually after an initial three-, five- or seven-year period in accordance with the prime rate, or the 3 and 5 year U.S. Constant Maturity Indices as reported in the Wall Street Journal. In reaching a decision whether to make a commercial real estate loan, the Bank considers the value of the real estate to be financed and the credit strength of the borrower and/or the lessee of the real estate project. The Bank has generally required that properties securing commercial real estate loans have debt service coverage ratios of at least 1.2:1.

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

Construction loans are generally made in amounts up to 80% of the appraised market value of the security property. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by independent construction inspectors.

At December 31, 2009, the Bank had construction loans, including land acquisition and development loans, totaling $36.2 million, or 12.8% of the Bank’s total loan portfolio, of which $4.0 million consisted of one- to four-family residential construction loans, $10.4 million consisted of commercial real estate construction loans and $21.8 million consisted of land acquisition and development loans. Construction loans are generally considered to involve a higher degree of credit risk than long-term financing of improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest. Also, the Bank assumes certain risks associated with the borrowers’ ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, the Bank may be faced with a project which, when completed, has a value that is insufficient to assure full repayment.

One- to Four-Family Residential Mortgage Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans, first and second mortgage loans secured by one- to four-family residences and lot loans for one- to four-family residences located throughout the Baltimore-Washington Metropolitan area. It is currently the general policy of the Bank to originate for sale in the secondary market one- to four-family fixed-rate residential mortgage loans which conform, except as to size, to the underwriting standards of Fannie Mae and Freddie Mac, and to originate for investment adjustable rate one- to four-family residential mortgage loans. The Bank generally does not retain the servicing rights of loans it sells and sells such loans without recourse, with the exception of recourse in the event of breaches in any representations or warranties made by the Bank. The Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. One- to four-family loans currently held for sale totaled $3.3 million at December 31, 2009. One-

to four-family mortgage loan originations are generally obtained from the Bank’s loan representatives and their contacts in the local real estate industry, direct contacts made by the Bank’s and the Company’s directors, existing or past customers, and members of the local communities.

At December 31, 2009, one- to four-family residential mortgage loans totaled $57.1 million, or 20.2% of total loans. Of the one-to four-family mortgage loans outstanding at that date, $28.3 million were fixed-rate loans with terms of up to fifteen years with a balloon payment at the end of the term, and $28.8 million were adjustable-rate loans with terms of up to 30 years and interest rates which adjust annually from the outset of the loan or which adjust annually after a 3 or 5 year initial period in which the loan has a fixed rate. The interest rates for the majority of the Bank’s adjustable-rate mortgage loans are indexed to the one-year Treasury Constant Maturity Index. Interest rate increases on such loans are limited to a 2% annual adjustment cap with a maximum adjustment of 6% over the life of the loan.

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

Home Equity Lending. As of December 31, 2009, home equity loans totaled $34.3 million, or 12.2% of the Bank’s total loan portfolio. Fixed-rate, fixed-term home equity loans and adjustable rate home equity lines of credit are generally offered in amounts up to 80% of the market value of the security property. Home equity lines of credit are offered with terms up to twenty years. Of the $34.3 million in home equity loans, $10.4 million are fixed rate with terms up to 10 years. The remaining $23.9 million of the Bank’s home equity loans are adjustable rate and reprice with changes in the Wall Street Journal prime rate.

Consumer Lending. The Bank’s portfolio of consumer loans primarily consists of adjustable rate, personal lines of credit and generally fixed rate installment loans secured by new or used automobiles, new or used boats, and loans secured by deposit accounts. At December 31, 2009, consumer loans totaled $12.4 million or 4.4% of total loans outstanding. Consumer loans are generally originated in the Bank’s primary market area.

Provision for Credit Losses and Credit Risk Management

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions.

The Bank’s allowance for credit losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for credit losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The Bank estimates an acceptable allowance for credit loss with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on independent external loan reviews and regular internal reviews. The determination of the allowance for loan losses is based on a combination of the higher of the Bank’s historical loss experience or the peer group average historical loss experience and ten (10) qualitative factors for specific categories and types of loans. The combination of the loss experience factor and the total qualitative factors (“Total ALLL Factor”) is expressed as a percentage of the portfolio for specific categories and types of loans to create the inherent loss index for each loan portfolio. Individual loans deemed impaired are separated from the respective loan portfolios and a specific reserve allocation is assigned based upon Bank management’s best estimate as to the loss exposure for each loan. Each Total ALLL Factor is assigned a percentage weight and that total weight is applied to each loan category. The Total ALLL Factor is different for each loan type and for each risk assessment category within each loan type.

•

The Bank’s historical loss experience is calculated by aggregating the actual loan losses by category for the previous eight quarters and converting that total into a percentage for each loan category.

•

Peer Group average loss experience is calculated by averaging the industry loss experience by loan category over the last three full years and the current year to date. (Based upon the current economic and industry conditions, Bank management has shortened the “look back” at peer group loss experience to include an average of the last full year and the current year to date).

•

Qualitative factors include: levels and trends in delinquencies and non-accruals; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; national and local economic trends and conditions; concentrations of credit; quality of the bank’s loan review system; and, external factors, such as competition, legal and regulatory requirements.

The total allowance for credit losses required thus changes as the percentage weight assigned to each Total ALLL Factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as the aggregate of specific allowances is adjusted due to an increase or decrease in impaired loans.

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Bank’s Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $6.5 million for the year ended December 31, 2009 and $2.4 million in 2008. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the level of nonperforming loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans increased by $13.7 million for the year ended December 31, 2009. The Bank recorded charge-offs of $2.8 million on loans deemed uncollectible and recovered $112 thousand on previously charged-off loans. As of December 31, 2009, the Bank’s allowance for credit losses was $7.9 million or 2.81% of total loans and 47.2% of nonperforming loans as compared to $4.1 million, or 1.54% of total loans and 65.5% of nonperforming loans as of December 31, 2008. The Bank had total nonperforming loans of $16.8 million at December 31, 2009 and $6.3 million at December 31, 2008, and nonperforming loans to total loans of 5.96% and 2.35% at December 31, 2009 and December 31, 2008, respectively.

The Bank places loans on a nonaccrual status after 90 days of not having received contractual principal or interest payments unless the loan is well secured and in the process of collection. In addition the Bank maintains a watch list of loans on a monthly basis that warrant more than the normal level of management supervision. At December 31, 2009 the Bank had approximately $20.5 million in watch list loans compared to $24.0 million at December 31, 2008.

We continue to experience weaknesses in our residential construction, home equity, commercial mortgage and one-to-four family residential loan portfolios as loan delinquencies increase, collateral values decline and the potential for foreclosures increases. General downward economic trends and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs and loans placed on nonaccrual. At December 31, 2009 $16.8 million in loans were classified as nonaccrual compared to $4.3 at December 31, 2008. Approximately 40.1% of the year-end nonaccrual total consisted of commercial loans with approximately 29.1% of the total acquisition and development loans. Commercial mortgages accounted for approximately 14.0% of the total while one- to four-family loans totaled 10.5%, home equity 3.2% and consumer and installment loans 3.1%.

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

The following table presents the allocation of the allowance for credit losses, reflecting use of the methodology presented above, along with the percentage of total loans in each category.

At December 31,

	2009		2008
	Amount	Loan Mix	Amount	Loan Mix
(Dollars in thousands)
Amount applicable to:
Commercial	$2,923	21.2%	$1,211	19.9%
Real estate
Commercial	1,336	29.2%	913	29.1%
One to four-family	901	32.4%	236	35.0%
Construction	2,319	12.8%	867	10.6%
Consumer	447	4.4%	896	5.4%

Total allowance	$7,926	100.0%	$4,123	100.0%

Analysis of Credit Risk

Activity in the allowance for credit losses for the two years ended December 31 is shown below:

	2009	2008
Total loans outstanding - at December 31 (1)	$281,958	$268,216
Average loans outstanding for the year	273,990	253,581

Allowance for credit losses at beginning of period	$4,123	$2,283

Provision charged to expense	6,540	2,375

Chargeoffs:
Commercial loans	519	259
Real estate loans	1,572	—
Consumer and other loans	758	296

Total	2,849	555

Recoveries:
Commercial loans	95	—
Real estate loans	—	—
Consumer and other loans	17	20

Total	112	20

Net charge-offs	2,737	535

Allowance for credit losses at end of year	$7,926	$4,123

Allowance for credit losses as a percent of total loans	2.81%	1.54%
Net charge-offs as a percent of average loans	1.00%	0.21%

(1)	Net of deferred fees and costs.

Nonperforming Loans and Other Delinquent Assets

Management performs reviews of all delinquent loans. Management will generally classify loans as nonaccrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Company will recognize interest on nonaccrual loans only when received. As of December 31, 2009 and 2008, the Company had $16.8 and $4.3 million of nonaccrual loans, respectively. (See the previous discussion under the heading “Provision for Credit Losses and Credit Risk Management” for additional comments regarding nonaccrual loan activity.)

During the third quarter of 2009, management moved a $4.8 million commercial loan secured by a first lien on the assets of two operating restaurants to nonaccrual status. At origination, in addition to the first lien on the restaurants, a blanket lien on two life insurance policies with a cash surrender value of $7.5 million was presented as collateral. On May 13, 2009, Management discovered the life insurance policies were fraudulent. As of December 31, 2009, the restaurants continue to operate and payments on the outstanding loan balance of $4.6 million continue to be made under the terms of a forbearance agreement, and will be recognized by the Bank on a cash basis pending further developments. Management is evaluating the loan’s collateral position and various collection options, including but not limited to, selling the restaurants that collateralize the loan or transferring the loan to individuals who could continue to operate the restaurants and make payments on the loan.

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of December 31, 2009 the Company held $2.4 million in real estate owned as a result of foreclosure. The Company held no real estate owned at December 31, 2008. Property held as the result of repossession totaled $122 thousand at December 31, 2009 and $182 thousand at December 31, 2008.

The following table shows the amounts of nonperforming assets at December 31 for the past five years.

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$6,718	$292	$116	$332	$90
Real estate	9,532	3,397	532	332	780
Consumer	517	604	139	190	375
Accrual loans – past due 90 days
Commercial	33	—	—	129	—
Real estate	—	2,005	172	34	698
Consumer	—	—	—	—	—
Restructured loans	—	—	—	—	—

Total nonperforming loans	16,800	6,298	959	1,017	1,943
Real estate owned	2,398	—	—	60	—
Repossessed assets	122	182	137	—	—

Total nonperforming assets	$19,320	$6,480	$1,096	$1,077	$1,943

Allowance for credit losses to total nonperforming loans	47.18%	65.47%	238.06%	194.30%	103.55%
Ratio of nonperforming loans to total loans	5.96%	2.35%	0.39%	0.46%	0.95%
Ratio of nonperforming assets to total assets	4.35%	1.64%	0.30%	0.31%	0.64%

Contractual Obligations

The Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date.

Payments due by Period	Total	Less than one year	One to three years	Three to five years	More than five years
	(Dollars in thousands)
Deposits with a stated maturity	$96,891	$79,392	$14,291	$3,208	$—
Long-term borrowings	40,000	—	—	5,000	35,000
Junior subordinated debentures	5,000	—	—	—	5,000
Operating lease obligations	11,332	337	1,504	1,385	8,106
Data processing contracts	1,540	711	829	—	—

	$154,763	$80,440	$16,624	$9,593	$48,106

Off-Balance Sheet Arrangements

As of December 31, 2009, the Company had a wholly-owned statutory trust formed for the purpose of issuing junior subordinated debentures in the form of trust preferred securities. The statutory trust has not been consolidated with the holding company.

The Company does have significant commitments to fund loans in the ordinary course of business. Such commitments and resulting off-balance sheet risk is discussed further in Note 6 to the consolidated financial statements.

With the exception of these off-balance sheet arrangements, the Company has no-off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, capital expenditures or capital resources.

Capital Management

Total stockholders’ equity was $32.6 million at December 31, 2009, representing an increase of $5.8 million or 21.7% from December 31, 2008. The growth of stockholders’ equity during 2009 as compared to the same period in 2008 was attributable to the infusion of capital under TARP. Under TARP, the U.S. Treasury created the CPP, pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000.

Offsetting the increase in stockholder’s equity derived from the TARP was a loss of $1.7 million, $375 thousand and $67 thousand in preferred stock dividends and accretion, respectively and an increase in the Company’s accumulated other comprehensive loss of $454 thousand resulting from lower market values of securities available-for-sale. Stock based compensation, stock purchases through the Company’s Employee Stock Purchase Plan and the exercise of options added $202 thousand to the stockholder’s equity for the period ended December 31, 2009.

Regulatory Capital Requirements

The Federal Reserve’s capital regulations require state member banks to meet two minimum capital standards: a 4% Tier 1 capital to total adjusted average assets ratio (the “leverage” ratio), and an 8% risk-based capital ratio. Tier 1 capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related paid in capital, and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.

The risk-based capital standard requires the maintenance of Tier 1 and Total capital (which is defined as Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 4% and 8%, respectively. A well-capitalized institution has Tier 1 and Total capital to risk-weighted assets of at least 6% and 10%, respectively and a leverage ratio of at least 5%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the Federal Reserve capital regulations based on the risks the agency believes are inherent in the type of asset. The regulators have recently added a market risk adjustment to cover a bank’s trading account, and foreign exchange and commodity positions. The components of Tier 1 capital are equivalent to those discussed above. Tier 2 capital may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock, and the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of Tier 1 capital.

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios.

At December 31, 2009, both the Company’s and the Bank’s Tier 1 and Total Risk-based capital ratios were 12.5% and 13.7%, respectively. The Bank was considered well-capitalized for regulatory purposes as of December 31, 2009.

Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

See Note 19 of the Consolidated Financial Statements for more information on the Bank’s risk-based capital ratios.

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

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control over Financial Reporting

Consolidated Balance Sheets — December 31, 2009 and 2008

Consolidated Statements of (Loss) Income — For the years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows — For the years ended December 31, 2009 and 2008

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Richard M. Lerner
Richard M. Lerner
Chairman and Chief Executive Officer

/s/ Edward J. Schneider
Edward J. Schneider
Principal Financial and Accounting Officer

March 25, 2010

ANNAPOLIS BANCORP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Annapolis Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Annapolis Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of (loss) income, changes in stockholders’ equity and comprehensive (loss) income, and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annapolis Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 25, 2010

ANNAPOLIS BANCORP, INC.

Consolidated Balance Sheets ($000)

December 31,	2009	2008
Assets
Cash and due from banks	$5,936	$4,346
Interest bearing balances with banks	10,000	1,000
Federal funds sold	8,828	23,768
Investment securities available for sale	117,883	80,730
Federal Reserve Bank and Federal Home Loan Bank stock	3,260	2,955
Loans held for sale	3,296	344
Loans, less allowance for credit losses of $7,926 and $4,123	270,736	263,749
Premises and equipment, net	9,274	9,651
Accrued interest receivable	1,934	1,768
Deferred income taxes	3,902	1,747
Investment in bank owned life insurance	4,226	4,085
Real estate owned	2,398	—
Other assets	2,659	773

Total assets	$444,332	$394,916

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$40,834	$39,065
Interest bearing	309,629	261,562
Securities sold under agreements to repurchase	14,642	12,639
Long-term borrowings	40,000	40,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest payable and other liabilities	1,595	9,836

Total liabilities	411,700	368,102

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 8,152 shares at December 31, 2009 and 0 at December 31, 2008, net of discount	7,985	—
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,867,006 shares in 2009 and 3,842,943 shares in 2008	39	38
Warrants	234	—
Paid in capital	11,500	11,299
Retained earnings	13,368	15,517
Accumulated other comprehensive loss	(494)	(40)

Total stockholders’ equity	32,632	26,814

Total liabilities and stockholders’ equity	$444,332	$394,916

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of (Loss) Income ($000 except per share data)

Years Ended December 31,	2009	2008
Interest and Dividend Income
Loans, including fees	$15,972	$17,159
Interest bearing deposits with banks	56	275
Federal funds sold and other overnight investments	53	291
Mortgage-backed securities	2,462	1,220
U.S. Treasury securities and obligations of other U.S. Government agencies	2,573	2,676
State and municipal securities	42	38
Equity securities	68	141

Total interest income	21,226	21,800

Interest Expense
Certificates of deposit, $100,000 or more	1,099	1,384
Other deposits	4,471	5,563
Securities sold under agreements to repurchase	121	257
Interest on long-term borrowings	1,444	1,561

Total interest expense	7,135	8,765

Net interest income	14,091	13,035
Provision for credit losses	6,540	2,375

Net interest income after provision for credit losses	7,551	10,660

Noninterest Income
Service charges and fees on deposits	1,207	1,228
Mortgage banking fees	98	58
Rental income	171	190
Other income	322	302
Net gain on sale of loans	135	6
Net gain (loss) on sale of real estate owned and other assets	56	(31)

Total noninterest income	1,989	1,753

Noninterest Expense
Personnel	6,557	6,024
Occupancy and equipment	1,525	1,286
Data processing	845	803
Marketing and advertising	251	317
Legal and professional fees	729	374
FDIC insurance	902	138
Other operating expenses	1,596	1,383

Total noninterest expense	12,405	10,325

(Loss) Income Before Income Taxes	(2,865)	2,088
Income Tax (Benefit) Expense	(1,158)	661

Net (Loss) Income	(1,707)	1,427
Preferred Stock Dividend and Discount Accretion	442	—

Net (Loss) Income Available to Common Shareholders	$(2,149)	$1,427

Basic (loss) earnings per common share	$(0.56)	$0.37
Average common shares outstanding before the effect of grants, options and warrants	3,857,957	3,883,763
Diluted (loss) earnings per common share	$(0.56)	$0.35
Average common shares outstanding with the effect of grants, options and warrants	3,857,957	4,030,168

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income ($000)

For the years ended December 31, 2009 and 2008

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive (Loss) Income
BALANCE JANUARY 1, 2008	$—	$40	$—	$12,589	$14,233	$(10)	$26,852
Net income	—	—	—	—	1,427	—	1,427	$1,427
Change in accounting principle for split dollar life insurance	—	—	—	—	(143)	—	(143)	(143)
Stock-based compensation	—	—	—	135	—	—	135
Stock options exercised	—	—	—	66	—	—	66
Employee stock purchase plan	—	—	—	13	—	—	13
Stock repurchased	—	(2)	—	(1,504)	—	—	(1,506)
Unrealized loss on investment securities available for sale net of income taxes	—	—	—	—	—	(30)	(30)	(30)

BALANCE DECEMBER 31, 2008	—	38	—	11,299	15,517	(40)	26,814	$1,254

Net (loss)	—	—	—	—	(1,707)	—	(1,707)	$(1,707)
Issuance of Series A, preferred stock	7,918	—	—	—	—	—	7,918
Issuance of warrants to Purchase common stock	—	—	234	—	—	—	234
Preferred stock dividends declared and discount accretion	67	—	—	—	(442)	—	(375)
Stock-based compensation	—	—	—	112	—	—	112
Issuance of restricted stock	—	—	—	57	—	—	57
Stock options exercised	—	—	—	20	—	—	20
Employee stock purchase plan	—	1	—	12	—	—	13
Unrealized loss on investment securities available for sale net of income taxes	—	—	—	—	—	(454)	(454)	(454)

BALANCE DECEMBER 31, 2009	$7,985	$39	$234	$11,500	$13,368	$(494)	$32,632	$(2,161)

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Cash Flows ($000)

Years Ended December 31,	2009	2008
Cash Flows from Operating Activities
Net (loss) income	$(1,707)	$1,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	600	520
Provision for credit losses	6,540	2,375
Origination of loans held for sale	(28,960)	(344)
Proceeds from sale of loans held for sale	26,143	—
Proceeds from sale of repossessed assets	474	159
Stock-based compensation	169	135
Deferred income taxes	(1,859)	(891)
Earnings on life insurance policies	(141)	(158)
Amortization of premiums and accretion of discounts, net	313	26
Gain on sale of real estate owned and other assets, net	(56)	31
Gain (loss) on sale of loans held for sale	(135)	(6)
(Increase) decrease in:
Accrued interest receivable	(166)	26
Prepaids and other assets	(1,948)	(116)
(Decrease) increase in
Accrued interest payable	(76)	6
Accrued income taxes, net of taxes refundable	114	(72)
Deferred loan origination fees	(70)	42
Other liabilities	378	119

Net cash (used in) provided by operations	(387)	3,279

Cash Flows from Investing Activities
Proceeds from sales and maturities of securities available for sale	43,913	47,270
Purchase of securities available for sale	(82,434)	(47,908)
Contract to purchase available for sale securities	(8,709)	8,709
Net decrease (increase) in federal funds sold	14,940	(22,180)
Net (increase) decrease in interest bearing certificates of deposit.	(9,000)	10,500
Net increase in loans receivable	(16,213)	(22,483)
Purchases of premises and equipment, net	(221)	(995)

Net cash used in investing activities	(57,724)	(27,087)

Cash Flows from Financing Activities
Net increase (decrease) in:
Time deposits	4,402	(2,635)
Other deposits	45,434	11,673
Securities sold under agreements to repurchase	2,003	(698)
Short-term borrowings	—	(4,170)
Proceeds from long-term borrowings	—	20,000
Issuance of preferred stock and warrants	8,152	—
Proceeds from stock options exercised	20	66
Proceeds from issuance of common stock	13	13
Payment of preferred stock dividend	(323)	—
Stock repurchased	—	(1,506)

Net cash provided by financing activities	59,701	22,743

Net increase (decrease) in cash and cash equivalents	1,590	(1,065)
Cash and cash equivalents at beginning of year	4,346	5,411

Cash and cash equivalents at end of year	$5,936	$4,346

Supplemental Cash Flow Information
Interest paid, including interest credited to accounts	$7,482	$8,762
Income taxes paid	857	1,811
Non-cash investing activities
Transfers from loans to other assets and other real estate owned	$3,111	$182
Change in accounting method for split dollar life insurance	—	(143)

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Notes to Consolidated Financial Statements ($000 except share data)

For the years ended December 31, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies in the consolidated financial statements conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications have been made to the 2008 consolidated financial statements to conform with the 2009 presentation.

Business

Annapolis Bancorp, Inc. (the “Company”) was incorporated on May 26, 1988, under the laws of the State of Maryland to serve as a bank holding company. The Company (as a bank holding company) and BankAnnapolis (the “Bank”) are subject to governmental supervision, regulation, and control.

The principal business of the Bank is to make loans and other investments and to accept savings, and time and demand deposits. The Bank’s primary market area is in Anne Arundel County, Maryland, although the Bank’s business development efforts generate business outside of the area. The Bank offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit and other banking services.

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

Subsequent Events

The Company evaluates subsequent events that may occur after the date of the financial statements for potential recognition and/or disclosure in this Annual Report on Form 10-K.

Cash Equivalents

For purposes of reporting cash flows, cash and demand balances due from banks are considered “cash equivalents” for financial reporting purposes.

Investment Securities

As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost. Securities which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity, on an after-tax basis. Investments in Federal Home Loan Bank and Federal Reserve stock are excluded from securities classified as available for sale and are carried at cost.

Declines in the fair value of individual available for sale or held to maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by the rating agency or a significant deterioration in the financial condition of the issuer.

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) the structure of the security.

An impairment loss is recognized in earnings only when (1) the Bank intends to sell the debt security; (2) it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis or (3) the Bank does not expect to recover the entire amortized cost basis of the security. In situations where the Bank intends to sell or when it is more likely than not that the Bank will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2009. The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

The components of the allowance for credit losses represent an estimation done pursuant to FASB guidance in “Accounting for Contingencies,” and “Accounting by Creditors for Impairment of a Loan.” The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category The determination of the allowance for loan losses is based on a combination of the higher of the Bank’s historical loss experience or the peer group average historical loss experience plus ten (10) qualitative factors for specific categories and types of loans. The combination of the loss experience factor and the total qualitative factor (“Total ALLL Factor”) is expressed as a percentage of the portfolio for specific categories and types of loans to create the inherent loss index for each loan portfolio. Individual loans deemed impaired are separated from the respective loan portfolios and a specific reserve allocation is assigned based upon Bank Management’s best estimate as to the loss exposure for each loan. Each Total ALLL Factor is assigned a percentage weight and that total weight is applied to each loan category. The Total ALLL Factor is different for each loan type and for each risk assessment category within each loan type.

Qualitative factors include: levels and trends in delinquencies and non-accruals; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; national and local economic trends and conditions; concentrations of credit; quality of the bank’s loan review system; and, external factors, such as competition, legal and regulatory requirements.

Real Estate Owned

Real estate acquired in satisfaction of a debt is carried at the lower of cost or net realizable value. At the time of foreclosure, the excess if any, of the loan over the net realizable value of the assets received is charged to the allowance for credit losses. Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the properties after acquisition are included in noninterest expense.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, presuming that a tax examination will occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. No provisions are made for either uncertain tax positions or accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. The application did not have a material effect on the Company’s consolidated financial statements.

Earnings per Share

Basic earnings per common share is determined by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is calculated by including the average dilutive common stock equivalents outstanding during the period.

Dilutive common equivalent shares consist of stock warrants, options and restricted stock grants, calculated using the treasury stock method.

Stock-Based Compensation

The fair value of stock-based awards is determined on the date of grant, and is recognized as compensation expense over the vesting period of the awards.

New Accounting Pronouncements

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only those listed below could have a material impact on the Company’s financial condition or results of operation.

In April 2009, the FASB issued guidance (“Fair Value Determination Guidance”) in the Fair Value Measurements and Disclosures Topic of the Accounting Standards Codification (“ASC”) regarding the determination of fair value in instances where market conditions result in either inactive markets for assets and liabilities or disorderly transactions within markets. The Fair Value Determination Guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to the sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The Fair Value Determination Guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence and expands certain disclosure requirements. The Fair Value Determination Guidance became effective for interim and annual periods ending after June 15, 2009 and its adoption did not have a significant effect on the Company’s financial position, results of operations or cash flows.

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

In June 2009, the FASB issued guidance on “Accounting for Transfers of Financial Assets.” The guidance sets forth the disclosure requirements applying to transfers that occur both before and after the effective date of the guidance. The guidance is effective as of the beginning of a reporting entity’s first annual reporting period after November 15, 2009, for interim reporting periods within the first reporting period, and for interim and annual reporting periods thereafter. The impact on the financial position of the Company by adopting this guidance has not yet been determined.

2. CHANGE IN ACCOUNTING PRINCIPLE

In September 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The guidance sets forth the requirement for the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The EITF guidance provided that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and thus the entity must record compensation cost and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2008. During 2008 the effects of the guidance have been applied as a change in accounting principle through a cumulative-effect adjustment to the Company’s retained earnings of $142,952.

3. CASH AND DUE FROM BANKS

Banks are required to carry cash reserves of specified percentages of deposit balances. The Bank’s normal balances of cash on hand and on deposit with other banks are sufficient to satisfy these reserve requirements.

The Bank normally maintains balances with other banks that exceed the federally insured limit. The average balance maintained in excess of the limit, including federal funds sold to the same bank, was approximately $7.8 million. At December 31, 2009 the Bank had invested $10.0 million in the Certificate of Deposit Account Registry Service® known as CDARS®.

4. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2009
Available for sale
U.S. Government agency	$55,558	$137	$907	$54,788
State and Municipal	1,080	10	1	1,089
Mortgage-backed securities	61,482	615	682	61,415
Other equity securities	578	13	—	591

	$118,698	$775	$1,590	$117,883

December 31, 2008
Available for sale
U.S. Government agency	$47,027	$503	$233	$47,297
State and Municipal	867	—	33	834
Mortgage-backed securities	32,347	203	515	32,035
Other equity securities	556	8	—	564

	$80,797	$714	$781	$80,730

There were no proceeds from the sale of securities during 2009 and 2008. No losses on the sale of securities were recognized in 2009 and 2008. Gains and losses are determined using the specific identification method.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2009 and 2008 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2009
(dollars in thousands)
U.S. Government Agency	$37,413	$796	$2,238	$111	$39,651	$907
State and Municipal	213	1	—	—	213	1
Mortgage-backed Securities	22,975	315	4,262	367	27,237	682

	$60,601	$1,112	$6,500	$478	$67,101	$1,590

December 31, 2008
(dollars in thousands)
U.S. Government Agency	$25,346	$233	$—	$—	$25,346	$233
State and Municipal	834	33	—	—	834	33
Mortgage-backed Securities	4,025	80	7,827	435	11,852	515

	$30,205	$346	$7,827	$435	$38,032	$781

The available-for-sale investment portfolio has a fair value of approximately $117.9 million at December 31, 2009 and $80.7 million at December 31, 2008. At December 31, 2009 $67.1 million or 56.9% showed an unrealized loss from the purchase price while $38.0 million or 47.1% showed an unrealized loss from the purchase price at December 31, 2008. As of December 31, 2009 $39.7 million or 59.1% of these securities were government agency bonds, $213 thousand, or 0.3% were state and municipal bonds and $27.2 million or 40.6% were mortgage-backed securities. As of December 31, 2008 $25.3 million, or 66.6% of these securities were government agency bonds, $834 thousand or 2.2% were state and Municipal bonds and $11.9 million or 31.2% were mortgage-backed securities. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009. The Company has used a variety of tools to analyze the contents of its security portfolio and at this time does not believe that the unrealized losses in the portfolio are other than temporary.

The amortized cost and estimated fair value of securities by contractual maturities at December 31, 2009 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
December 31, 2009
Due within one year	$1,000	$1,020
Due after one through five years	9,499	9,529
Due after five years	107,621	106,743
Equity securities	578	591

	$118,698	$117,883

At December 31, 2009 and 2008 investments available for sale with a carrying value of $27.0 million and $24.6, respectively, were pledged as collateral for certain government deposits and for other purposes as required by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans are as follows:

	2009	2008
Real estate
Commercial	$114,397	$102,706
Residential	92,020	97,582
Commercial	59,900	53,366
Consumer	12,479	14,422

	278,796	268,076

Deferred loan fees, net	(134)	(204)
Allowance for credit losses	(7,926)	(4,123)

	(8,060)	(4,327)

Loans, net	$270,736	$263,749

The maturity and rate repricing distribution of the loan portfolio is as follows:

Repricing or maturing within one year	$113,360	$105,481
Maturing over one to five years	113,675	113,491
Maturing over five years	51,761	49,104

	$278,796	$268,076

Transactions in the allowance for credit losses are as follows:

	2009	2008
Balance, beginning of the year	$4,123	$2,283
Provision charged to operations	6,540	2,375
Recoveries	112	20
Charge-offs	2,849	555

Balance, end of year	$7,926	$4,123

Nonaccrual loans totaled approximately $16.8 million and $4.3 million at December 31, 2009 and 2008, respectively. As of December 31, 2009 $3.5 million of loan loss allowances were allocated to all loans classified as impaired.

Interest income that would have been recorded under the original terms of nonaccrual loans and the interest actually recognized for the years ended December 31, 2009 and 2008 are summarized below:

	2009	2008
Interest income that would have been recognized	$1,638	$442
Interest income recognized	906	176

Interest income not recognized	$732	$266

The balance of nonaccrual and impaired loans is as follows:

	2009	2008
Nonaccrual loans	$16,767	$4,294
Loan 90 days or more past due	33	—

Total impaired loans	$16,800	$4,294

Average impaired loans	$13,589	$3,032
Related allowance for credit losses	3,526	847

The Bank lends to customers located primarily in Anne Arundel County and surrounding areas of central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Loans that were 90 days or more past due, including nonaccrual loans were $6.6 million at December 31, 2009 and $6.2 million at December 31, 2008.

Certain officers and directors (and directors’ companies which have a 10% or more beneficial ownership) have loans with the Bank. Such loans were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and are being repaid as agreed.

A summary of the activity of these loans follows:

	2009	2008
Beginning balance	$7,848	$6,967
Advances	3,786	1,537
Repayments	(956)	(596)
Change in officers and directors, net	107	(60)

Ending balance	$10,785	$7,848

6. CREDIT COMMITMENTS

Loan commitments outstanding, unused lines of credit and letters of credit are as follows:

Dollars in thousands	2009	2008
Loan commitments and lines of credit
Construction	$524	$1,582
Other	50,685	55,590

	$51,209	$57,172

Letter of credit
Deposit secured	$418	$511
Other	1,174	1,230

	$1,592	$1,741

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

7. INVESTMENT IN BANK OWNED LIFE INSURANCE

In 2002, the Bank purchased single premium policies of Bank Owned Life Insurance (BOLI) amounting to $3,110,000. The increase in cash surrender value is recorded as other noninterest income. The Bank recorded $141 thousand in BOLI income for 2009 and $158 thousand in 2008.

8. PREMISES AND EQUIPMENT

A summary of premises and equipment and the related depreciation is as follows:

	2009	2008
Land, land improvements and building	$6,088	$6,870
Leasehold improvements	3,245	2,822
Furniture, fixtures, and equipment	3,002	2,749
Construction in progress	820	533

	13,155	12,974
Accumulated depreciation	3,881	3,323

Net premises and equipment	$9,274	$9,651

Depreciation and amortization expense was $600 thousand for 2009 and $520 thousand for 2008. No interest was capitalized for the year ended December 31, 2009 while $3 thousand of interest was capitalized in association with the construction in progress in 2008.

9. LEASE COMMITMENTS

Lease obligations will require minimum rent payments as follows:

Period	Minimum Rentals $(000)
2010	$337
2011	760
2012	744
2013	711
2014	674
Remaining years	8,106

$11,332

The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases was $354 thousand and $243 thousand for 2009 and 2008, respectively.

10. DEPOSITS

Major classifications of deposits are as follows:

	2009	2008
Demand, noninterest bearing	$40,834	$39,065
NOW accounts	30,152	25,958
Savings and Money Market accounts	182,586	143,115
Time deposits, $100,000 and over	55,643	36,479
Other time	41,248	56,010

	$350,463	$300,627

Time deposits mature as follows:

	2009	2008
Repricing or maturing within one year	$79,392	$70,356
Maturing over one to three years	14,291	16,971
Maturing over three to five years	3,208	5,162

	$96,891	$92,489

At December 31, 2009 and 2008 there were no time deposits with maturities in excess of five years.

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

The following table presents certain information for repurchase agreements:

	2009	2008
Balance outstanding, at year end	$14,642	$12,639
Average balance during the year	14,912	16,749
Average interest rate during the year	0.81%	1.53%
Maximum month-end balance	$19,342	$19,962

12. BORROWINGS

The Company had other long-term borrowings at December 31, 2009 and 2008 as follows:

	2009	2008
FHLB 2.85% Advance due March 2014	$5,000	$5,000
FHLB 3.04% Advance due November 2017, Callable February 2010	5,000	5,000
FHLB 3.19% Advance due December 2017, Callable March 2010	5,000	5,000
FHLB 3.42% Advance due December 2017, Callable December 2010	5,000	5,000
FHLB 3.50% Advance due January 2018, Callable January 2012	5,000	5,000
FHLB 3.11% Advance due January 2018, Callable January 2013	10,000	10,000
FHLB 2.23% Advance due March 2018, Callable March 2010	5,000	5,000

Total	$40,000	$40,000

Interest on these instruments is paid quarterly. FHLB advances are fully collateralized by pledges of loans. The Company has pledged under a blanket lien all qualifying residential and commercial mortgage loans under the borrowing agreement with the FHLB.

The Company had no short-term borrowings at December 31, 2009 and 2008.

13. GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors in a private pooled transaction. The variable rate on these securities adjusts quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 3.40%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities currently qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company not earlier than March 26, 2009. Interest expense on the trust preferred securities for the years ended December 31, 2009 and 2008 totaled $204 thousand and $332 thousand, respectively.

Costs associated with the issuance of the trust preferred securities totaling $125,000 were capitalized and were amortized through 2008. There was no amortization expense for the year ended December 31, 2009 and there was $4 thousand for the year ended December 31, 2008.

14. PROFIT SHARING AND OTHER EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, for those employees who meet the eligibility requirements set forth in the plan. The plan does not require the Company to match the participants’ contributions. The Company’s contributions to the plan were $132 thousand in 2009 and $137 thousand in 2008.

The Company has entered into individual Supplemental Executive Retirement Agreements (SERAs) with certain of its executives. The SERAs are designed to provide certain post-retirement benefits to enable a targeted level of covered retirement income to be met and to provide certain death benefits. The Company is accruing the present value of these benefits over the remaining number of years to the executives’ retirement dates. Benefit accruals included in noninterest expense for 2009 and 2008 were $258 thousand, $183 thousand, respectively.

In 2008 the Company created an Employee Stock Purchase Plan (“ESPP”) whereby under the terms of the ESPP an employee may purchase Annapolis Bancorp, Inc. common stock at a 5% discount of the market price at the end of a purchase period. During 2009 employees purchased 4,136 shares of common stock under the ESPP and in 2008 employees purchased 2,446 shares of common stock under the ESPP.

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

In April 2000, a new incentive stock option plan was approved by the shareholders at the annual meeting. Under this plan, the Company’s compensation committee has discretionary authority to grant stock options, restricted stock awards, and deferred share awards to employees and directors, including members of the committee. Under this plan, up to 355,554 shares of Company stock, as adjusted for the August 24, 2001 and December 3, 2006 four-for-three stock splits in the form of stock dividends, may be awarded under the direction of the committee. The plan provides for the awards to vest over a five-year period of time. Options have a ten-year expiration period. After April 2006 no additional options could be granted under this plan.

In May 2006, a new Company stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 200,000 shares of the Company’s common stock may be awarded under the direction of the Company’s Compensation Committee. The Compensation Committee may in its discretion grant the following types of awards: options, share appreciation rights, restricted shares, deferred shares and performance awards. During 2009 92,005 restricted shares were granted under the terms of the plan.

The Company recognized $169 thousand in stock-based compensation expense for the year ended December 31, 2009 and $135 thousand in 2008. Stock-based compensation expense recognized in the consolidated statement of income for the years ended December 31, 2009 and 2008 reflects estimated forfeitures.

There were no options granted during 2009 and 2008.

Net cash proceeds from the exercise of stock options were approximately $20,000 and $66,000 for the years ending December 31, 2009 and 2008, respectively.

Stock option activity for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options Outstanding
Outstanding, beginning of year	216,261	$4.87	245,108	$4.68
Granted	—	—	—	—
Exercised	(7,777)	2.64	(24,403)	2.72
Forfeited	(11,332)	6.08	—	—
Expired	(13,333)	2.69	(4,444)	6.19

Outstanding, end of year	183,819	$5.05	216,261	$4.87

Vested	170,626	$4.74	190,609	$4.31
Nonvested	13,193	9.06	25,652	9.01

Outstanding, end of year	183,819	$5.05	216,261	$4.87

Weighted average remaining contractual term in years		2.75		3.54

Total intrinsic value of options vested, end of year	$49,000		$183,000

The remaining options expire as follows:

Expiration Date	Weighted Average Exercise Price	Options Vested	Nonvested
2010	2.42	53,328	—
2011	2.72	31,968	—
2012	4.14	33,333	—
2013	7.24	6,221	—
2014	7.68	7,463	—
2015	9.24	33,005	8,251
2016	8.77	3,624	2,416
2017	8.77	1,684	2,526

		170,626	13,193

A summary of the status of the Company’s restricted share awards follows:

	2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Restricted Shares

Outstanding, beginning of year	18,150	$8.44	13,000	$8.95
Granted	92,005	3.02	7,150	7.69
Vested	(12,150)	5.72	(2,000)	9.11
Forfeited	—	—	—	—

Outstanding, end of year	98,005	$3.69	18,150	$8.44

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between the closing stock price on the last trading day in the year and the exercise price for those options in the money multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on the last trading day of the year. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised is approximately $4 thousand and $15 thousand for years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, $30 thousand of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 2.75 years, while $151 thousand of total unrecognized compensation costs related to restricted share units is expected to be recognized over a weighted average period of 1.39 years.

16. LINES OF CREDIT

The Bank is a member of the Federal Home Loan Bank system and has the potential to borrow up to an additional $137.7 million. If funded, this line is secured by one- to four-family residential and commercial mortgage loans held in the Bank’s portfolio. In addition, the Bank has available secured and unsecured lines of credit of $15.5 million at December 31, 2009.

17. PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. On January 30, 2009 the Company completed a transaction to participate in the Government sponsored Troubled Asset Relief Program which resulted in the Treasury purchasing 8,152 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at a value of $8.2 million. The Series A Preferred Stock qualifies as Tier 1 Capital. The Series A Preferred Stock pays a dividend of 5% per annum; payable quarterly for five years then pays a dividend of 9% per annum thereafter. There were no preferred shares outstanding at December 31, 2008. Dividends declared for the years ended December 31, 2009 and 2008 were $375 thousand and zero, respectively.

18. INCOME TAXES

The components of income tax (benefit) expense are as follows:

	2009	2008
Current
Federal	$554	$1,383
State	147	169

	701	1,552
Deferred	(1,859)	(891)

	$(1,158)	$661

The components of the deferred tax benefit are as follows:

	2009	2008
Provision for credit losses	$(1,500)	$(726)
Deferred compensation	(158)	(72)
Depreciation expense	(66)	22
Deferred loan fees	19	(17)
Nonaccrual interest	(184)	(54)
Other	30	(44)

Deferred tax benefit	$(1,859)	$(891)

The components of the net deferred tax assets are as follows:

	2009	2008
Deferred tax assets
Allowance for credit losses	$3,022	$1,522
Deferred compensation	374	216
Deferred Loan Fees	61	80
Unrealized loss on securities available for sale	322	26
Nonaccrual interest	289	105
Other	3	33

Total deferred tax assets	4,071	1,982
Deferred tax liabilities
Depreciation	169	235

Total deferred tax liabilities	169	235

Net deferred tax asset	$3,902	$1,747

The differences between federal income taxes at statutory rates and the amount reported by the Company follow:

	2009		2008
	Amount	%	Amount	%
(Loss) income before income taxes	$(2,865)		$2,088

Taxes computed at the federal income tax rate	$(974)	(34.0)%	$710	34.0%
Increases (decreases) resulting from
State income taxes, net of federal benefit	(197)	(6.8)%	(48)	(2.3)%
Nondeductible expenses	61	2.1%	52	2.4%
Nontaxable income	(48)	(1.7)%	(53)	(2.4)%

Income tax (benefit) expense	$(1,158)	(40.4)%	$661	31.7%

19. CAPITAL STANDARDS

The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Company and the Bank as of December 31, 2009 and 2008 are as follows:

	Actual Amount	Ratio	Minimum Capital Adequacy Amount	Ratio	To be Well Capitalized Amount	Ratio
December 31, 2009
Total capital (to risk-weighted assets)
Company	$42,004	13.7%	$24,490	8.0%
Bank	$42,003	13.7%	$24,488	8.0%	$30,610	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$38,126	12.5%	$12,245	4.0%
Bank	$38,126	12.5%	$12,244	4.0%	$18,368	6.0%
Tier 1 capital (to average assets)
Company	$38,126	8.6%	$17,750	4.0%
Bank	$38,126	8.6%	$17,750	4.0%	$22,188	5.0%

December 31, 2008
Total capital (to risk-weighted assets)
Company	$35,364	12.6%	$22,415	8.0%
Bank	$35,321	12.6%	$22,412	8.0%	$28,015	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$31,854	11.4%	$11,206	4.0%
Bank	$31,812	11.4%	$11,206	4.0%	$16,809	6.0%
Tier 1 capital (to average assets)
Company	$31,854	8.4%	$15,156	4.0%
Bank	$31,812	8.4%	$15,156	4.0%	$18,945	5.0%

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

20. FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the Company adopted FASB’s guidance on “Fair Value Measurements,” which provides a framework for measuring and disclosing fair value under GAAP. The guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or a nonrecurring basis (for example, impaired loans).

The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Impaired Loans. The Company does not report loans at fair value on a recurring basis, however from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment under the guidance of “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2009, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with the guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The following tables’ present information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
(in thousands)		at December 31, 2009 Using
Description	Fair Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Available for Sale Securities	$117,883	$—	$117,883	$—	$—	$—

Total Assets Measured at Fair Value	$117,883	$—	$117,883	$—	$—	$—

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

(in thousands)		Fair Value Measurements at December 31, 2009 Using
Description	Fair Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans	$16,800	$—	$16,800	$—	$—	$—
Other real estate owned and repossessed assets	2,520	—	2,520	—	—	—

Total Assets Measured at Fair Value	$19,320	$—	$19,320	$—	$—	$—

In February 2008, the FASB issued guidance for “The Fair Value Option for Financial Assets and Financial Liabilities.” This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The guidance is effective for fiscal years beginning after November 15, 2008. The Company has not elected the fair value option for any financial assets or liabilities at December 31, 2009.

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

	2009		2008
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$5,936	$5,936	$4,346	$4,346
Federal funds sold	8,828	8,828	23,768	23,768
Interest bearing balances with banks	10,000	10,000	1,000	1,000
Investment securities (total)	121,143	121,143	83,685	83,685
Loans and loans held for sale	274,166	274,056	264,093	265,090
Accrued interest receivable	1,934	1,934	1,768	1,768
Real estate owned	2,398	2,398	—	—
Bank owned life insurance	4,226	4,226	4,085	4,085
Financial liabilities
Noninterest-bearing deposits	$40,834	$40,834	$39,065	$39,065
Interest-bearing deposits	309,629	315,343	261,562	262,067
Securities sold under agreements to repurchase	14,642	14,642	12,639	12,639
Long-term borrowings	40,000	38,308	40,000	36,809
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	211	211	291	291

The carrying amount for cash and due from banks, federal funds sold and interest bearing balances due from banks approximates fair value.

The fair values of U.S. Treasury and Government agency securities and mortgage backed securities are determined using market quotations.

The fair value of fixed-rate loans is estimated to be the present value of scheduled payments discounted using interest rates currently in effect. The fair value of variable-rate loans, including loans with a demand feature, is estimated to equal the carrying amount. The valuation of loans is adjusted for possible credit losses. The carrying value of loans held for sale approximates fair market value since such loans are typically committed to be sold at a profit.

The fair value of bank owned life insurance is assumed to be the cash surrender value.

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

The carrying amount of junior subordinated debentures approximate the fair values at the reporting date.

22. EARNINGS PER SHARE

A summary of shares outstanding for basic and fully diluted earnings per share is as follows:

In thousands(000)	2009	2008	2007
Weighted average shares outstanding, basic	3,858	3,884	4,073
Common stock equivalents	—	146	115

Average common shares and equivalents, fully diluted	3,858	4,030	4,188

Options and warrants outstanding excluded from above as they were antidilutive at December 31,	474	72	53

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED

	December 31,	September 30,	June 30,	March 31,
2009
Interest income	$5,492	$5,404	$5,343	$4,986
Interest expense	1,513	1,605	1,956	2,061
Net interest income	3,979	3,799	3,387	2,925
Provision for credit losses	427	1,102	3,803	1,208
Net income (loss)	381	223	(1,861)	(450)
Net income (loss) available to common shareholders	261	103	(1,981)	(532)
Comprehensive income (loss)	21	1,479	(3,088)	(573)
Earnings (loss) per common share - basic	0.07	0.03	(0.51)	(0.14)
Earnings (loss) per share common - diluted	0.07	0.03	(0.51)	(0.14)

2008
Interest income	$5,266	$5,473	$5,426	$5,635
Interest expense	2,033	2,074	2,149	2,509
Net interest income	3,233	3,399	3,277	3,126
Provision for credit losses	956	931	367	121
Net income	145	299	458	525
Net income available to common shareholders	145	299	458	525
Comprehensive income (loss)	781	18	(480)	935
Earnings per common share - basic	0.04	0.08	0.12	0.13
Earnings per share common - diluted	0.04	0.08	0.12	0.13

24. PARENT COMPANY FINANCIAL INFORMATION

The balance sheet and statements of income and cash flows for ANNAPOLIS BANCORP, INC. (Parent Company only) follow:

Balance Sheets

December 31,	2009	2008
Assets
Cash and due from banks	$193	$16
Due from subsidiaries	—	5
Investment in subsidiaries	37,646	31,927
Deferred income taxes and other assets	29	30

Total assets	$37,868	$31,978

Liabilities and Stockholders’ Equity
Junior subordinated debt	$5,155	$5,155
Due to subsidiaries	20	—
Accrued dividends	52	—
Other liabilities	9	9
Stockholders’ Equity
Preferred stock	7,985	—
Common stock	39	38
Warrants	234
Paid in capital	11,500	11,299
Retained earnings	13,368	15,517
Accumulated other comprehensive loss	(494)	(40)

Total liabilities and stockholders’ equity	$37,868	$31,978

Statement of Income

Years Ended December 31,	2009	2008
Interest income	$—	$—
Interest expense	204	332

Net interest income	(204)	(332)

Equity in undistributed (loss) income of subsidiaries	(1,979)	144
Dividends from subsidiary	636	1,690

Total (loss) income	(1,547)	1,502

Noninterest expense
Compensation	112	80
Legal	93	68
Shareholder communications	85	103

Total expense	290	251

(Loss) income before income tax benefit	(1,837)	1,251
Income tax benefit	(130)	(176)

Net (loss) income	$(1,707)	$1,427
Preferred Stock Dividend and Discount Accretion	(442)	—

Net (Loss) Income Available to Common Shareholders	$(2,149)	$1,427

Statements of Cash Flows

Years Ended December 31,	2009	2008
Cash flows from operating activities
Net (loss) income	$(1,707)	$1,427
Due from subsidiaries	26	(5)
Tax benefit received (provided)	3	(5)
Stock-based compensation	169	135
Shares repurchased	—	(1,506)
Downstream of cash to subsidiary	(8,152)	—
Undistributed net loss (income) of subsidiary	1,343	(1,834)
Net Increase in other assets and liabilities	(2)	2

Net cash used in operations	(8,320)	(1,786)

Cash flows from financing activities
Dividends received from Bank	636	1,690
Issuance of preferred stock and warrants	8,152	—
Payment of dividends on preferred stock	(323)
Proceeds from stock options exercised and
Employee Stock Purchase Plan	32	79

Net cash provided by financing activities	8,497	1,769

Net increase in cash	177	(17)
Cash and equivalents at beginning of year	16	33

Cash and equivalents at end of year	$193	$16

25. SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date, and no subsequent events occurred requiring accrual or disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Exchange Act during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors, officers, promoters and control persons and regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010 at pages 4 through 7 and page 16, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year (“Proxy Statement”).

Code of Ethics

On June 20, 2003, the Company’s Board of Directors adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. On February 20, 2009 the Company’s Board of Directors reaffirmed the code of ethics. The Code of Ethics for the Principal Executive Officer and the Senior Financial Officer has been posted on the Company’s internet website at www.bankannapolis.com.

Audit Committee

The information relating to the Company’s Audit Committee is incorporated herein by reference to the Company’s Proxy Statement at page 7.

ITEM 11.	EXECUTIVE COMPENSATION

The information relating to director and executive compensation is incorporated herein by reference to the Company’s Proxy Statement at pages 9 through 15.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On May 17, 2008 shareholders approved a new Employee Stock Purchase Plan. Under the plan, which was effective July 1, 2008, eligible employees are able to purchase shares of the Company’s common stock through payroll deductions. Shares have a price equal to 95% of the fair market value on the purchase date (and could be as low as 85% per Code Section 423 rules). During 2009, 4,136 shares of common stock were purchased through the Employee Stock Purchase Plan.

The Company currently has three stock incentive plans. In April 1997, the Company’s 1997 Employee Incentive Stock Option Plan was approved by shareholders at the annual meeting. Under the 1997 plan, up to 177,777 shares of the Company’s common stock could be awarded under the direction of the Company’s Compensation Committee. Incentive stock options vest over a five year period. No additional awards may be made from this plan. During April 2000, the Company’s 2000 stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 355,554 shares of the Company’s common stock could be awarded under the direction of the Company’s Compensation Committee. Incentive stock options and grants vest over a five-year period. No additional awards may be made from this plan. In May 2006, a new Company stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 200,000 shares of the Company’s common stock may be awarded under the direction of the Company’s Compensation Committee. The Compensation Committee may in its discretion grant the following types of awards: options, share appreciation rights, restricted shares, deferred shares and performance awards. During 2009, 92,005 restricted shares of common stock with vesting on various dates beginning on October 5, 2009 and continuing through April 27, 2014 were granted under the terms of the 2006 Plan. During 2009, 7,777 options granted in prior years were exercised, 11,332 were forfeited and 13,333 options to purchase common stock expired. Also during 2009 12,150 restricted shares vested and were issued. At December 31, 2009, the Company had a total of 183,819 options granted and outstanding and 98,005 restricted shares granted and outstanding. See Note 15 to the Consolidated Financial Statements for more information on the Company’s stock option plans.

A table of the Equity Compensation Plan Information is shown below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	281,824	$4.58	124,818
Equity compensation plans not approved by security holders	—	—	—

Total	281,824	$4.58	124,818

In addition to the securities listed above as part of the TARP CPP, the Company sold a warrant to purchase 299,706 shares of common stock at a price of $4.08 per share to the Treasury on January 30, 2009.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company’s Proxy Statement at pages 2 though 4.

The Equity Compensation Plan Information appears in the Company’s Proxy Statement on pages 13 through 15 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement on pages 15 through 16.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Stegman & Company for the audit of Annapolis Bancorp’s annual consolidated financial statements for the years ended December 31, 2009 and December 31, 2008 and fees billed for other services rendered by Stegman & Company during those periods.

	Year ended December 31,
	2009	2008
Audit fees (1)	$72,793	$61,299
Audit related fees (2)	6,500	4,750
Tax fees (3)	5,750	5,650
All other fees	—	—

Total fees	$85,043	$71,699

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review procedures in accordance with SAS 100 of Form 10-Q for the quarters ended March 31, 2009 and 2008, June 30, 2009 and 2008 and September 2009 and 2008 respectively, and services that are normally provided by Stegman & Company in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of fees billed for professional services rendered for the audit of the Company’s Employee Stock Purchase Plan for the years ended December 31, 2008 and 2007.
(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax return assistance and compliance, tax advice and tax planning and property and other tax return assistance.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements of Annapolis Bancorp, Inc. have been included in Item 8.

2.	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Annapolis Bancorp, Inc.**

3.3	Articles of Incorporation of BankAnnapolis***

3.4	Bylaws of BankAnnapolis***

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

4.1	Form of Stock Certificate for the Fixed Rate Cumulative Preferred Stock,
Series A. *******

4.2	Warrant To Purchase 299,706 Shares of Common Stock Of Annapolis
Bancorp, Inc. *******

10.1	Annapolis National Bancorp, Inc. Employee Stock Option Plan*+

10.2	Annapolis National Bancorp, Inc. 2000 Employee Stock Option Plan****

10.3	Annapolis Bancorp, Inc. 2007 Stock Incentive Plan*****

10.4	Form of Stock Option Award Agreement*****

10.5	Form of Restricted Share Award Agreement*****

10.6	Form of Deferral Election Agreement for Deferred Share Units*****

10.7	Annapolis Bancorp, Inc. 2008 Employee Stock Purchase Plan ******

10.8	Securities Purchase Agreement by and between the United States Department of the
Treasury and Annapolis Bancorp, Inc. dated January 30, 2009*******

14.0	Code of Ethics++

23.0	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification Pursuant to Sarbanes-Oxley Section 302 (filed herewith)

31.2	Certification Pursuant to Sarbanes-Oxley Section 302 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Certification Pursuant to 31 C. F. R. 30.15

99.2	Certification Pursuant to 31 C. F. R. 30.15

+	Management contract or compensatory plan or arrangement.

++	Incorporated herein by reference to the Annual Report on Form 10-KSB for fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March
25, 2005.

*	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2,
as amended, Commission File Number 333-29841, filed with the Securities and Exchange
Commission on June 23, 1997.

**	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the
Securities and Exchange Commission on October 23, 2008.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange
Commission on March 28, 2001.

****	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the
2000 annual meeting, filed with the Securities and Exchange Commission on April 5,
2000.

*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8,
Commission File Number 333-136382, filed with the Securities and Exchange
Commission on August 8, 2007.

******	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the
2009 annual meeting, filed with the Securities and Exchange Commission on April 13,
2008.

*******	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANNAPOLIS BANCORP, INC.

By:	/s/ Richard M. Lerner
Richard M. Lerner
Chairman and CEO

Date:	March 25, 2010

By:	/s/ Edward J. Schneider
Edward J. Schneider
Chief Financial Officer

Date:	March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates stated.

NAME	Title	Date

/s/ Richard M. Lerner	Chairman, Chief Executive Officer and	March 25, 2010
Richard M. Lerner	Director (principal executive officer)

/s/ Edward J. Schneider	Treasurer and Chief Financial Officer	March 25, 2010
Edward J. Schneider	(principal accounting and financial officer)

/s/ Joseph G. Baldwin	Director	March 25, 2010
Joseph G. Baldwin

/s/ Walter L. Bennett, IV	Director	March 25, 2010
Walter L. Bennett, IV

/s/ Clyde E. Culp, III	Director	March 25, 2010
Clyde E. Culp, III

/s/ Kendel S. Ehrlich	Director	March 25, 2010
Kendel S. Ehrlich

/s/ F. Carter Heim	Director	March 25, 2010
F. Carter Heim

/s/ Stanley J. Klos, Jr.	Director	March 25, 2010
Stanley J. Klos, Jr.

/s/ Lawrence E. Lerner	Director	March 25, 2010
Lawrence E. Lerner

/s/ Lawrence W. Schwartz	Director	March 25, 2010
Lawrence W. Schwartz

/s/ Ermis Sfakiyanudis	Director	March 25, 2010
Ermis Sfakiyanudis

/s/ Clifford T. Solomon	Director	March 25, 2010
Clifford T. Solomon