Form 10-Q
period 2010-03-31
ANNAPOLIS BANCORP INC
filed 2010-05-13
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

At April 30, 2010, the Registrant had 3,913,891shares of common stock outstanding.

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements
Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	1
Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2010 and 2009 (unaudited)	2
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Three Month Periods Ended March 31, 2010 and 2009 (unaudited)	3
Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2010 and 2009 (unaudited)	4-5
Notes to Consolidated Financial Statements (unaudited)	6-17
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17-27
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	27
Item 4 – Controls and Procedures	28
Item 4T – Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	28

Item 1A – Risk Factors	28

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 – Defaults Upon Senior Securities	28

Item 4 – Reserved	28

Item 5 – Other Information	28

Item 6 – Exhibits	29

SIGNATURES	30

CERTIFICATIONS	31-37

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of Annapolis Bancorp, Inc. (the “Company”), its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, including but not limited to: changes in interest rates, deposit flows, cost of funds and demand for financial services; general economic conditions; legislative and regulatory changes; changes in tax policies, rates and regulations of federal, state and local tax authorities; and changes in accounting principles, policies and guidelines. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of March 31, 2010 and December 31, 2009

(in thousands)

	(Unaudited) March 31, 2010	(Audited) December 31, 2009
Assets
Cash and due from banks	$4,021	$5,936
Interest-bearing deposits with banks	8,178	10,000
Federal funds sold and other overnight investments	21,090	8,828
Investment securities available for sale, at fair value	104,892	117,883
Federal Reserve and Federal Home Loan Bank Stock	3,260	3,260
Loans held for sale	1,401	3,296
Loans, less allowance for credit losses of $7,746 and $7,926	268,618	270,736
Premises and equipment, net	9,143	9,274
Accrued interest receivable	1,640	1,934
Deferred income taxes	3,352	3,902
Investment in bank owned life insurance	4,264	4,226
Real estate owned	1,766	2,398
Other assets	2,748	2,659

Total assets	$434,373	$444,332

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$40,319	$40,834
Interest-bearing	304,716	309,629
Securities sold under agreements to repurchase	13,146	14,642
Long-term borrowings	35,000	40,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest payable and other liabilities	2,181	1,595

Total liabilities	400,362	411,700

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 8,152 shares at March 31, 2010 and at December 31, 2009, net of discount	8,004	7,985
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,908,662 shares at March 31, 2010 and 3,867,006 at December 31, 2009	39	39
Warrants	234	234
Paid in capital	11,592	11,501
Retained earnings	13,864	13,367
Accumulated other comprehensive income (loss)	278	(494)

Total stockholders’ equity	34,011	32,632

Total liabilities and stockholders’ equity	$434,373	$444,332

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Three Month Periods Ended March 31, 2010 and 2009

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months Ended March 31,
	2010	2009
Interest income
Loans	$4,120	$3,927
Investment securities	1,217	1,030
Interest-bearing deposits with banks	5	7
Federal funds sold and other overnight investments	7	22

Total interest income	5,349	4,986

Interest expense
Interest-bearing deposits	964	1,674
Securities sold under agreements to repurchase	21	24
Long-term borrowings	302	306
Junior subordinated debentures	43	57

Total interest expense	1,330	2,061

Net interest income	4,019	2,925
Provision for credit losses	236	1,208

Net interest income after provision for credit losses	3,783	1,717

Noninterest income
Service charges and fees	267	280
Mortgage banking fees	22	19
Other fee income	104	140
Loss on sale of securities	(55)	—
Gain on sale of loans	42	16
Gain (loss) on sale of real estate owned and repossessed assets	32	(5)

Total noninterest income	412	450

Noninterest expense
Personnel	1,784	1,625
Occupancy and equipment	417	388
Data processing	208	216
Professional fees	146	123
Marketing	101	108
FDIC insurance	150	53
Other operating expenses	407	372

Total noninterest expense	3,213	2,885

Income (loss) before income taxes	982	(718)
Income tax expense (benefit)	365	(268)

Net income (loss)	617	(450)
Preferred stock dividend and discount accretion	120	82

Net income (loss) available to common shareholders	$497	($532)

Basic earnings (loss) per common share	$0.13	($0.14)

Basic weighted average shares	3,890,619	3,849,449

Diluted earnings (loss) per common share	$0.13	($0.14)

Diluted weighted average shares	3,963,139	3,849,449

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Income (Loss)

for the Three Month Periods Ended March 31, 2010 and 2009

(unaudited)

(dollars in thousands)

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balances, January 1, 2010	$7,985	$39	$234	$11,501	$13,367	($494)	$32,632
Net income	—	—	—	—	617	—	617	$617
Stock options exercised and restricted stock issued	—	—	—	43	—	—	43	—
Preferred stock dividend declared and discount accretion	19	—	—	—	(120)	—	(101)	—
Stock-based compensation	—	—	—	46	—	—	46	—
Employee stock purchase plan	—	—	—	2	—	—	2	—
Reclassification adjustment for securities losses net of taxes of $20 included in net income	—	—	—	—	—	35	35	35
Unrealized gain on investment securities net of taxes of $483	—	—	—	—	—	737	737	737

Balances, March 31, 2010	$8,004	$39	$234	$11,592	$13,864	$278	$34,011	$1,389

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total	Comprehensive Loss
Balances, January 1, 2009	$—	$38	$—	$11,299	$15,517	($40)	$26,814
Net loss	—	—	—	—	(450)	—	(450)	$(450)
Issuance of Series A, preferred stock, net of discount	7,918	—	—	—	—	—	7,918	—
Issuance of warrants to purchase common stock	—	—	234	—	—	—	234	—
Preferred stock dividend declared and discount accretion	13	—	—	—	(82)	—	(69)	—
Stock-based compensation	—	—	—	33	—	—	33	—
Employee stock purchase plan	—	1	—	3	—	—	4	—
Unrealized loss on investment securities net of taxes of $60	—	—	—	—	—	(123)	(123)	(123)

Balances, March 31, 2009	$7,931	$39	$234	$11,335	$14,985	($163)	$34,361	($573)

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Three Month Periods Ended March 31, 2010 and 2009

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$617	($450)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	155	140
Amortization of premiums and accretions of discounts, net	97	14
Provision for credit losses	236	1,208
Origination of loans held for sale	(5,682)	(3,604)
Proceeds from sale of loans held for sale	7,619	2,383
Stock based compensation	46	33
Deferred income taxes	47	(436)
Earnings on life insurance policies	(38)	(36)
Loss on sale of securities	55	—
(Gain) on sale of loans held for sale	(42)	(16)
(Gain) loss on sale of real estate owned and repossessed assets	(32)	5
Decrease (increase) in:
Accrued interest receivable	294	(37)
Prepaids	140	—
Other assets	(183)	(280)
Increase (decrease) in:
Accrued interest payable	3	(23)
Accrued income taxes, net of taxes refundable	317	186
Deferred loan origination fees	(62)	(50)
Other liabilities	266	(2,833)

Net cash provided by (used in) operating activities	3,853	(3,796)

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	25,691	14,817
Purchase of securities available for sale	(11,577)	(39,026)
Net increase in federal funds sold	(12,262)	(22,950)
Net decrease (increase) in interest-bearing certificates of deposit	1,822	(20,002)
Net decrease (increase) in loans receivable	1,598	(1,387)
Purchase of premises and equipment, net of disposals	(24)	(57)
Proceeds from sales of real estate owned and repossessed assets	964	35

Net cash provided by (used in) investing activities	6,212	(68,570)

Cash flows from financing activities
Net increase (decrease) in:
Time deposits	(7,305)	4,451
Other deposits	1,877	63,749
Securities sold under agreements to repurchase	(1,496)	1,657
Issuance of preferred stock and warrants	—	8,152
Repayment of long-term borrowing	(5,000)	—
Proceeds from stock options exercised	43	—
Proceeds from issuance of common stock	3	4
Payment of preferred stock dividend	(102)	(69)

Net cash (used in) provided by financing activities	(11,980)	77,944

Net (decrease) increase in cash	(1,915)	5,578
Cash and cash equivalents, beginning of period	5,936	4,346

Cash and cash equivalents, end of period	$4,021	$9,924

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

for the Three Month Periods Ended March 31, 2010 and 2009

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2010	2009
Supplemental cash flow information
Interest paid, including interest credited to accounts	$1,328	$2,087
Income taxes paid	$205	$362

Non-cash investing activities
Transfers from loans to real estate owned	$282	$—
Transfers from loans to other assets	$64	$109

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the Three Month Periods Ended March 31, 2010 and 2009

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2010.

The Company evaluated subsequent events that may have occurred after the date of the financial statements for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q.

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

Note C – Stock Based Compensation

Stock based-compensation expense recognized in the three month periods ended March 31, 2010 and 2009 was $46,000 and $34,000, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the first quarter of 2010 and 2009 reflects estimated forfeitures.

During the first quarter of 2010 and 2009, there were no options granted to employees or directors of the Company or Bank.

Stock option activity for the three months ended March 31, 2010 and 2009 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	183,819	$5.05
Grants	—	—
Exercised	(17,776)	2.42
Forfeitures	—	—
Expired	—	—

Outstanding as of March 31, 2010	166,043	$5.33

Exercisable at March 31, 2010	152,850	$5.01	2.8	$—

Outstanding at January 1, 2009	216,261	$4.87
Grants	—	—
Exercised	—	—
Forfeitures	—	—

Outstanding as of March 31, 2009	216,261	$4.87

Exercisable at March 31, 2009	191,680	$4.33	3.3	$—

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on the last trading day in the first three months of 2010 and 2009, and the exercise price of the options multiplied by the number of shares) on March 31, 2010 and March 31, 2009. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $19,200 for the three months ended March 31, 2010, and zero for the three months ended March 31, 2009. No options vested during the three month period ending March 31, 2010 and options with a total fair value of $2,000 vested for the three months ended March 31, 2009.

During the first quarter of 2010, an employee of the Bank was awarded 3,000 restricted shares at a market value of $3.75 per share. One-third of the restricted shares vest on each of the employee’s first three anniversaries of employment with the Bank, with the shares being fully vested on March 15, 2013.

During the first quarter of 2010, non-employee directors of the Bank were awarded a total of 15,384 shares of restricted stock at a market value of $3.90 per share in lieu of an annual retainer. These shares vest on January 28, 2011. During the first quarter of 2009, non-employee directors of the Bank were awarded a total of 23,500 shares of restricted stock at a market value of $2.49 per share in lieu of an annual retainer. Of these shares 22,000 vested on January 23, 2010 and the remaining 1,500 vest over a period of approximately two years and will be fully vested on December 13, 2010. Non-compensation related expense of $15,000 and $13,750 was recognized for the three month periods ended March 31, 2010 and 2009, respectively relating to the shares issued to non-employee directors. As of March 31, 2010, 5,000 restricted shares of the 93,384 shares outstanding have vested, the remaining 88,384 shares will vest over a weighted average period of 1.4 years.

Restricted stock activity for the three months ended March 31, 2010 and 2009 was as follows:

	Shares	Weighted Average Grant Price
Outstanding at January 1, 2010	98,005	$3.69
Grants	18,384	3.75
Issued	23,005	2.50
Forfeitures	—	—

Outstanding as of March 31, 2010	93,384	$4.02

Outstanding at January 1, 2009	18,150	$8.44
Grants	23,500	2.49
Issued	(6,150)	7.69
Forfeitures	—	—

Outstanding as of March 31, 2009	35,500	$4.67

As of March 31, 2010, $261,000 of total unrecognized costs related to unvested restricted shares and restricted share units is expected to be recognized over a weighted average period of 1.4 years. As of March 31, 2009, $109,000 of total unrecognized costs related to unvested restricted shares and restricted share units was expected to be recognized over a weighted average period of 0.99 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended March 31,
	2010	2009
Net income (loss) available to common shareholders	$497	($532)

Weighted average common shares outstanding	3,891	3,849

Basic Earnings (Loss) Per Common Share	$0.13	($0.14)

Net income (loss) available to common shareholders	$497	($532)

Weighted average common shares outstanding	3,891	3,849

Effect of potential dilutive common shares	72	—
Total weighted average diluted common shares outstanding	3,963	3,849
Diluted Earnings (Loss) Per Common Share	$0.13	($0.14)

Basic earnings (loss) per share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock, restricted share units and warrants. For each of the three months ended March 31, 2010 and 2009, 385,036 and 494,880 shares of common stock, respectively, attributable to outstanding stock options, restricted stock, restricted share units and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

Note E – Investment Securities

Investment securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2010
Available for sale
U.S. Government agency	$53,469	$286	$237	$53,518
State and municipal	1,080	15	—	1,095
Mortgage-backed securities	49,301	677	300	49,678
Other equity securities	583	18	—	601

	$104,433	$996	$537	$104,892

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2009
Available for sale
U.S. Government agency	$55,558	$137	$907	$54,788
State and municipal	1,080	10	1	1,089
Mortgage-backed securities	61,482	615	682	61,415
Other equity securities	578	13	—	591

	$118,698	$775	$1,590	$117,883

The amortized cost and estimated fair value of securities by contractual maturities at March 31, 2010 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Available for Sale
	Amortized Cost	Estimated Fair Value
(dollars in thousands)
Due within one year	$6,408	$6,494
Due after one through five years	11,237	11,260
Due after five through ten years	18,521	18,679
Due after ten years	67,684	67,858
Equity securities	583	601

	$104,433	$104,892

The following table shows the level of the Company’s gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at March 31, 2010.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government agency	$14,915	$150	$5,669	$87	$20,584	$237
Mortgage-backed securities	16,072	117	2,887	183	18,959	300

	$30,987	$267	$8,556	$270	$39,543	$537

The unrealized losses that exist are the result of market changes in interest rates since the original purchase. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010. The Company has used a variety of tools to analyze the contents of its security portfolio and at this time does not believe that the unrealized losses in the portfolio are other than temporary.

Note F – Fair Value Measurements

Fair Value Hierarchy

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

Level 2 inputs – Inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3 inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis.

In January 2010, FASB issued the update “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The adoption of this update which was subsequently codified into “Fair Value Measurements and Disclosures,” only affected the requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.

This update also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than a net number as currently permitted. This provision of the update is effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s statements of condition and income.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(dollars in thousands)		Fair Value Measurements at March 31, 2010 Using
Description	Fair Value March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment Securities Available-for-Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$53,518	$—	$53,518	$—
Issued by State and municipal	1,095	—	1,095	—
Mortgage-backed securities issued by Government agencies	45,619	—	45,619	—
Other debt securities	4,059	—	4,059	—

Total Debt Securities	104,291	—	104,291	—

Investment Securities Available-for-Sale – Equity Securities
Mutual funds	601	—	601	—

Total Equity Securities	601	—	601

Total Assets Measured at Fair Value on a Recurring Basis	$104,892	$—	$104,892	$—

(dollars in thousands)		Fair Value Measurements at December 31, 2009 Using
Description	Fair Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment Securities Available-for-Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$54,788	$—	$54,788	$—
Issued by State and municipal	1,089	—	1,089	—
Mortgage-backed securities issued by Government agencies	56,377	—	56,377	—
Other debt securities	5,038	—	5,038	—

Total Debt Securities	117,292	—	117,292	—

Investment Securities Available-for-Sale – Equity Securities
Mutual funds	591	—	591	—

Total Equity Securities	591	—	591

Total Assets Measured at Fair Value on a Recurring Basis	$117,883	$—	$117,883	$—

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

The Company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the following tables.

(dollars in thousands)		Fair Value Measurements at March 31, 2010 Using
Description	Fair Value March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans	$12,209	$—	$12,209	$—
Real estate owned	1,766	—	1,766	—
Other assets (repossessed property)	168	—	168	—

Total Assets Measured at Fair Value on a Nonrecurring Basis	$14,143	$—	$14,143	$—

(dollars in thousands)		Fair Value Measurements at December 31, 2009 Using
Description	Fair Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans	$16,800	$—	$16,800	$—
Real estate owned	2,398	—	2,398	—
Other assets (repossessed property)	122	—	122	—

Total Assets Measured at Fair Value on a Nonrecurring Basis	$19,320	$—	$19,320	$—

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

Management establishes a specific reserve for loans that have an estimated fair value below the carrying value. Nonperforming loans with a carrying amount of $12.2 million had specific reserves of $2.9 million as of March 31, 2010.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for credit losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the three months ended March 31, 2010 the Company charged-off $416,300 of impaired loans to the allowance for credit losses.

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of March 31, 2010 the Company held $1.8 million in real estate owned as a result of foreclosure. The Company held $2.4 million in real estate owned as a result of foreclosure as of December 31, 2008.

The Company records repossessed assets such as boats, automobiles or equipment at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less selling costs thereafter. Estimated fair value is generally based upon independent values of the collateral obtained through valuation or listing services specifically used for the type of asset repossessed. We consider these collateral values to be estimated using Level 2 inputs. Repossessed assets totaled $168,000 at March 31, 2010 and $122,000 at December 31, 2009.

In February 2007, the FASB further issued guidance on “The Fair Value Option for Financial Assets and Financial Liabilities.” This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The guidance was effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2010.

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

	March 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$4,021	$4,021	$5,936	$5,936
Interest bearing balances with banks	8,178	8,178	10,000	10,000
Federal funds sold	21,090	21,090	8,828	8,828
Investment securities (total)	104,892	104,892	117,883	117,883
Federal Reserve and Federal Home Loan Bank stock	3,260	3,260	3,260	3,260
Loans and loans held for sale, net	270,019	270,693	274,166	274,056
Accrued interest receivable	1,640	1,640	1,934	1,934
Bank owned life insurance	4,264	4,264	4,266	4,266
Real estate owned	1,766	1,766	2,398	2,398
Financial liabilities
Noninterest-bearing deposits	$40,319	$40,319	$40,834	$40,834
Interest-bearing deposits	304,716	309,119	309,629	315,343
Securities sold under agreements to repurchase	13,146	13,146	14,642	14,642
Long-term borrowings	35,000	33,137	40,000	38,308
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	214	214	211	211

The carrying amount of cash and due from banks, federal funds sold and interest bearing balances with banks approximates fair value.

The fair values of U.S. Treasury and Government agency securities and mortgage backed securities are determined using market quotations.

The carrying amount of Federal Reserve stock and Federal Home Loan Bank stock approximates fair value.

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

The carrying amount of accrued interest receivable approximates fair value.

The fair value of bank owned life insurance is the current cash surrender value which is the carrying value.

The carrying value of real estate owned approximates fair value at the reporting date.

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

The carrying amount of accrued interest payable approximates fair value.

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

Note I – New Accounting Pronouncements

Recent Accounting Provisions Adopted

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only those listed below did not have a material impact on the Company’s financial condition or results of operations.

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

Significant accounting policies followed by the Company are presented in Note 1 to the Company’s 2009 consolidated financial statements which can be found on the Company’s Form 10-K and recent accounting provisions adopted have been presented herein in Note I. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Bank’s Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $236,000 for the three month period ended March 31, 2010 and $1.2 million for the same period in 2009. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the level of nonperforming loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans, including loans held for sale, decreased by $4.2 million for the three months ended March 31, 2010. The Bank recorded charge-offs of $421,000 on loans deemed uncollectible and recovered $5,000 on previously charged-off loans. As of March 31, 2010, the Bank’s allowance for credit losses was $7.7 million or 2.79% of total loans and 63.4% of nonperforming loans as compared to $7.9 million, or 2.81% of total loans and 47.2% of nonperforming loans as of December 31, 2009.

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

Activity in the allowance for credit losses for the three months ended March 31, 2010 and 2009 is shown below:

(dollars in thousands)	For the Three Months Ended March 31,
	2010	2009
Total loans outstanding - at March 31(1)	$277,765	$270,718
Average loans outstanding year-to-date	277,266	269,308

Allowance for credit losses at beginning of period	$7,926	$4,123

Provision charged to expense	236	1,208

Chargeoffs:
Commercial loans	132	—
Real estate and construction	52	—
Consumer and other loans	237	178

Total	421	178

Recoveries:
Real estate and construction	1	—
Consumer and other loans	4	6

Total	5	6

Net chargeoffs	416	172

Allowance for credit losses at end of year	$7,746	$5,159

Allowance for credit losses as a percent of total loans	2.79%	1.91%
Net chargeoffs (recoveries) as a percent of average loans	0.15%	0.06%

(1)	Includes loans held for sale.

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, loans with repossessed collateral and repossessed assets, totaled $14.1 million at March 31, 2010, compared to $19.3 million at December 31, 2009, a decrease in nonperforming assets of 26.8%. The percentage of nonperforming assets to total assets was 3.26% at March 31, 2010, compared to 4.35% at December 31, 2009. The decrease in nonperforming assets was principally attributable to the payoff of one commercial loan ($4.6 million) that had been classified as nonperforming and the transfer of one commercial construction loan ($1.6 million) to performing status.

The $14.1 million in nonperforming assets at March 31, 2010 included $11.7 million in nonaccrual loans, $471,000 in loans delinquent 90 days or more and $1.9 million in other assets. Of the $11.7 million in nonaccrual and loans delinquent 90 days or more at March 31, 2010, $8.7 million were secured by real estate, $2.3 million were commercial loans and $747,000 were consumer and other loans. At December 31, 2009 assets classified as nonperforming totaled $19.3 million and consisted of $16.8 million in nonaccrual loans and loans delinquent 90 days or more and $2.5 million in other assets. Included in the $16.8 million of nonaccrual and loans delinquent 90 days or more was $9.5 million of loans secured by real estate, $6.7 million of commercial and $517,000 of consumer and other loans.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

In response to the sluggish economic recovery, the Company strategically lowered total assets to $434.4 million at March 31, 2010, down 2.2% or $9.9 million compared to $444.3 million at December 31, 2009. Loan demand continued to be soft in the first quarter, with gross loans, including loans held for sale, totaling $277.8 million as of March 31, 2010, down $4.2 million from $282.0 million at December 31, 2009. The decrease resulted from the sale of $1.9 million (net of new loans originated) of mortgage loans held for sale and the payoff of $1.2 million in commercial loans. Additionally, the Company deleveraged by paying down $5.0 million in Federal Home Loan Bank convertible debt, and lowered the average maturity of its investment portfolio by selling a number of longer term government agency securities and several private issued mortgage-backed securities. The balance of investment securities decreased $13.0 million or 11.0% compared to December 31, 2009. The proceeds from the sale of securities were temporarily placed in federal funds sold. Balances placed in federal funds sold as of March 31, 2010 increased $12.3 million or 138.9% since December 31, 2009. These actions reduced the balance sheet exposure to potentially higher future interest rates while maintaining sufficient liquidity to capitalize on lending opportunities as the economy rebounds.

Deposits of $345.0 million at March 31, 2010 represent a decrease of $5.4 million or 1.6% from December 31, 2009 deposits of $350.5 million. Certificates of deposit decreased $7.3 million or 7.5% and Negotiable Order of Withdrawal (“NOW”) account balances decreased $2.5 million as balances with title companies decreased. Partially offsetting the decreases in certificates and NOW accounts were increased savings balances of $3.3 million and money market account balances of $1.5 million.

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

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009.

General. The Company recorded net income for the three months ended March 31, 2010 of $617,000, an increase of $1.1 million from a net loss of $450,000 in the first quarter of 2009. Net income available to common shareholders was $497,000 or $0.13 per basic and diluted common share, compared to a net loss available to common shareholders of $532,000, or ($0.14) per basic and diluted common share, for the three months ended March 31, 2009. Net interest income improved by $1.1 million or 37.4% for the three months ended March 31, 2010 compared to the same in period in 2009. The Bank recorded $236,000 in provision for credit losses during the three months ended March 31, 2010, compared to $1.2 million in provision for credit losses during the same period in 2009.

Interest Income. Interest income increased $363,000 or 7.3% for the quarter ended March 31, 2010 compared to the same quarter in 2009 reflecting both a $16.4 million increase in average earning assets and approximately $250,000 in interest and late charges recognized on the payoff of one nonperforming commercial loan and the return to performing status of a real estate development loan in the first quarter of 2010. The yield on the loan portfolio improved to 6.03% for the three months ended March 31, 2010 from 5.91% for the three months ended March 31, 2009. Income on the investment portfolio increased $187,000 for the quarter ended March 31, 2010 compared to the same period in 2009 due to an increase in volume as average investment security balances increased by $31.4 million compared to the same period in 2009 while the yield decreased to 4.26% from 4.95% for the same period. Interest income on federal funds sold and interest-bearing deposits with banks decreased $17,000 from $29,000 to $12,000 for the three months ended March 31, 2010 compared to 2009, as a result of the continued lower federal funds target rate and lower yield on interest bearing deposits with other banks.

Interest Expense. Interest expense decreased by $731,000 or 35.5% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 while average interest-bearing deposit balances increased $13.8 million. Interest expense on interest-bearing deposits for the quarter ending March 31, 2010 was $964,000 compared to $1.7 million for the same period in 2009, a 42.4% decrease. The decrease in interest expense was due to the lower cost of all interest-bearing deposit types with the yield dropping to 1.27% for the three months ended March 31, 2010 compared to 2.30% for the three months ended March 31, 2009. The cost of certificates of deposit decreased to 2.06% from 3.20% for the quarter ended March 31, 2010 compared to the same period in 2009. The yield on the Bank’s savings account that in 2009 included the impact of a special promotion of the Bank’s “Superior Savings” decreased to 1.13% from 2.53% while the yield on money market accounts decreased to 0.76% from 1.03% for the quarter ended March 31, 2009. The total cost of interest-bearing liabilities decreased for the quarter ended March 31, 2010 to 1.48% from 2.37% for the quarter ended March 31, 2009. The Company’s overall cost of funds decreased to 1.33% from 2.15% for the same periods. Interest expense on long-term borrowings and junior subordinated debentures was $345,000 for the three months ended March 31, 2010 compared to $363,000 for the three months ended March 31, 2009, a decrease of $18,000 as average long-term borrowings decreased slightly to $39.3 million from $40.0 million and the cost of the junior subordinated debt decreased to 3.49% for the current quarter from 4.62% for the quarter ended March 31, 2009.

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

Net interest income improved by $1.1 million or 37.4% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The improvement was due primarily to a decrease in interest expense on deposits and a $16.4 million increase in average earning assets.

For the three months ended March 31, 2010, the net interest margin increased to 3.90% compared to 2.95% for the three months ended March 31, 2009, with the interest rate spread for the same period increasing to 3.71% in the third quarter of 2009 from 2.66% in the same quarter in 2009. The increase in net interest margin was the result of an increase in the yield on earning assets to 5.19% from 5.03% and a decrease in the cost of funds to 1.33% from 2.15%.

Provision for Credit Losses. The Company recorded a provision for credit losses of $236,000 for the three months ended March 31, 2010 compared to $1.2 million for the same period in 2009. The Bank recorded net charge-offs of $416,000 for the quarter ended March 31, 2010 compared to net charge-offs of $171,600 for the three months ended March 31, 2009. Nonperforming assets at quarter-end of $14.1 million were comprised of $11.7 million in nonaccrual loans, $471,000 of loans past due greater than ninety days and $1.9 million in other assets.

Noninterest Income. Noninterest income decreased by $38,000 or 8.4% to $412,000 for the three months ended March 31, 2010 from $450,000 for the same period of 2009. The decrease in noninterest income was due to net losses of $55,000 taken on the sale of securities. Also contributing to the decrease was lower transaction account related fees and lower income earned on loans held for sale.

Noninterest Expense. Noninterest expense increased by $328,000 or 11.4% for the three months ended March 31, 2010 compared to the same quarter in 2009. The increase in noninterest expense was due to increased personnel costs of $159,000, FDIC expense of $97,000, professional fees, which included legal expenses of $23,000 and occupancy and equipment costs of $29,000. The increase in personnel expense was the result of staff additions, increases in benefit costs, recruiting expenses and a higher Maryland unemployment assessment rate. The increase of $97,000 in FDIC expense for the quarter was related to the industry-wide increase in insurance premiums rates. The increase in professional fees was primarily due to higher legal costs associated with loan collection efforts. Occupancy and equipment expense increased primarily due to snow removal costs.

Income Tax Expense. The Company recorded a tax expense of $365,000 for the three-month period ended March 31, 2010. The Company’s combined effective federal and state income tax rate was approximately 37.2% for the three months ended March 31, 2010 versus 37.3% for the three months ended March 31, 2009.

Rate/Volume Analysis

(dollars in thousands)

	Three Months Ended March 31, 2010 vs. 2009
	Increase or (Decrease)	Due to Change in
		Volume	Rate	Rate/ Volume
Interest income on:
Loans	$194	$116	$76	$2
Investment securities	187	383	(143)	(53)
Interest-bearing deposits in other banks	(2)	4	(4)	(2)
Federal funds sold and other overnight investments	(16)	(14)	(5)	3

Total interest income	363	489	(76)	(50)

Interest expense on:
NOW accounts	—	2	(2)	—
Money market accounts	(40)	(11)	(32)	3
Savings accounts	(382)	110	(431)	(61)
Certificates of deposit	(287)	(26)	(270)	9
Repurchase agreements	(3)	(1)	(2)	—
Long-term borrowing	(4)	(5)	1	—
Junior subordinated debt	(15)	—	(15)	—

Total interest expense	(731)	69	(751)	(49)

Net interest income	$1,094	$420	$675	($1)

Consolidated Average Balances, Yields and Rates

(dollars in thousands)	Three Month Periods Ended
	March 31, 2010			March 31, 2009
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest earning assets
Federal funds sold and other overnight investments	$16,631	$7	0.17%	$42,675	$22	0.21%
Interest-bearing deposits with banks	8,540	5	0.24%	5,445	7	0.52%
Investment securities	115,733	1,217	4.26%	84,368	1,030	4.95%
Loans	277,266	4,120	6.03%	269,308	3,927	5.91%

Total interest earning assets	418,170	5,349	5.19%	401,796	4,986	5.03%
Noninterest earning assets
Cash and due from banks	6,154			6,808
Other assets	15,587			13,536

Total Assets	$439,911			$422,140

Liabilities and Stockholders’ Equity
Interest-bearing deposits
NOW accounts	$29,173	$12	0.17%	$25,525	$13	0.21%
Money market accounts	43,542	82	0.76%	47,839	122	1.03%
Savings accounts	142,937	398	1.13%	125,220	780	2.53%
Certificates of deposit	92,932	472	2.06%	96,177	759	3.20%
Repurchase agreements	12,157	21	0.70%	12,590	24	0.77%
Long-term borrowings	39,318	302	3.12%	40,000	306	3.10%
Junior subordinated debt	5,000	43	3.49%	5,000	57	4.62%

Total interest-bearing liabilities	365,059	1,330	1.48%	352,351	2,061	2.37%

Noninterest-bearing Liabilities
Demand deposit accounts	39,652			36,357
Other liabilities	1,440			1,808
Stockholders’ Equity	33,760			31,624

Total Liabilities and Stockholders’ Equity	$439,911			$422,140

Interest rate spread			3.71%			2.66%
Ratio of interest earning assets to interest-bearing liabilities			114.55%			114.03%
Net interest income and net interest margin		$4,019	3.90%		$2,925	2.95%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.

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

The Company’s major source of liquidity is its deposit base. At March 31, 2010, total deposits were $345.0 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $255.4 million or 74.0% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest-bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2010, interest-bearing deposits with banks, federal funds sold and other overnight investments totaled $29.3 million while investment securities available-for-sale totaled $104.9 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for banks up to 40% of the bank’s total assets. The Bank currently has an approved line of credit with the FHLB of 25% of total assets with the ability to request an increase in the line if necessary. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At March 31, 2010, the Bank had a $108.6 million credit limit with the FHLB with advances outstanding of $35.0 million. The Bank had collateral currently pledged sufficient to borrow up to $10.9 million of the remaining $73.6 million from the FHLB. The Bank also has the ability to borrow from the Federal Reserve Bank’s discount window. Additional collateral including cash, investment securities and home-equity loans are available for pledging purposes in the event the Bank would need to draw on the unused portion of the line of credit. Additionally, at March 31, 2010, the Bank had available credit with its correspondent banks of $14.2 million.

Capital Resources

Total stockholders’ equity was $34.0 million at March 31, 2010, representing an increase of $1.4 million or 4.2% from December 31, 2009. The growth of stockholders’ equity in the first three months of 2010 was attributable to income of $617,000, stock based compensation, stock purchases through the Company’s Employee Stock Purchase Plan and the exercise of options totaling $92,000 and an increase in the accumulated other comprehensive income of $772,000 resulting from higher market values of securities available-for-sale. Offsetting these increases was a decrease in stockholder’s equity from the payment of $102,000 in preferred stock dividends.

During the first quarter of 2009 the Company received an infusion of capital under TARP. Under TARP, the U. S. Treasury created the CPP, pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000.

The Company currently has $5.0 million of junior subordinated debt issued in the form of trust preferred securities. Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Regulatory guidance was issued by the Board of Governors of the Federal Reserve System ruled that banks could continue to include trust preferred securities in regulatory capital.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.
	March 31, 2010	December 31, 2009	Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.8%	12.5%	4.0%	6.0%
Total Capital	14.1%	13.7%	8.0%	10.0%
Tier 1 Leverage Ratio	8.8%	8.6%	4.0%	5.0%

As of March 31, 2010, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Temporary Liquidity Guarantee Program

The FDIC adopted a final rule effective October 1, 2009 relating to the Temporary Liquidity Guarantee Program (“TLG Program”). Under the amended TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after April 1, 2009, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, NOW accounts. On April 13, 2010 the FDIC issued an interim rule amending the Transaction Account Guarantee (“TAG”) portion of the TLP Program providing a 6-month extension of the TAG program for insured depository institutions (“IDIs”) currently participating in the TAG program, with the possibility of an additional 12-month extension. Under the interim rule the TAG program will be extended until December 31, 2010, with the possibility of an extension to December 31, 2011. The interim rule requires IDIs participating in the TAG program that offer NOW accounts covered by the program to reduce the interest rate on such accounts to a rate no higher than 0.25 percent and to commit to maintain that rate for the duration of the TAG extension in order for those NOW accounts to remain eligible for the FDIC’s continued guarantee. In December 2008, the Company elected to participate in the guarantee program for deposit accounts and opted out of the guarantee program for unsecured debt.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Secretary of the U. S. Treasury (“Treasury”) to establish the TARP. Pursuant to TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In addition, under TARP, the Treasury created the CPP, pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000.

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

Item 4 - Reserved

Item 5 - Other Information

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

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: May 13, 2010	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: May 13, 2010	/s/ Edward J. Schneider
Edward J. Schneider
Chief Financial Officer