Form 10-Q
period 2010-06-30
ANNAPOLIS BANCORP INC
filed 2010-08-13
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

At July 31, 2010, the Registrant had 3,914,446 shares of common stock outstanding.

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	1
Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2010 and 2009 (unaudited)	2
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Six Month Periods Ended June 30, 2010 and 2009 (unaudited)	3
Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2010 and 2009 (unaudited)	4-5
Notes to Consolidated Financial Statements (unaudited)	6-17
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-31
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	32
Item 4 – Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	32

Item 1A – Risk Factors	32

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3 – Defaults Upon Senior Securities	32

Item 4 – Reserved	32

Item 5 – Other Information	32

Item 6 – Exhibits	33

SIGNATURES	34

CERTIFICATIONS	35-41

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of June 30, 2010 and December 31, 2009

(in thousands)

	(Unaudited) June 30, 2010	(Audited) December 31, 2009
Assets
Cash and due from banks	$4,958	$5,936
Interest-bearing deposits with banks	7,396	10,000
Federal funds sold and other overnight investments	29,281	8,828
Investment securities available for sale, at fair value	95,254	117,883
Federal Reserve and Federal Home Loan Bank stock	3,260	3,260
Loans held for sale	1,788	3,296
Loans, less allowance for credit losses of $6,781 and $7,926	267,794	270,736
Premises and equipment, net	9,028	9,274
Accrued interest receivable	1,509	1,934
Deferred income taxes	2,571	3,902
Investment in bank owned life insurance	4,334	4,226
Real estate owned	1,951	2,398
Other assets	2,597	2,659

Total Assets	$431,721	$444,332

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$43,870	$40,834
Interest-bearing	296,530	309,629
Securities sold under agreements to repurchase	14,863	14,642
Long-term borrowings	35,000	40,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest payable and other liabilities	1,481	1,595

Total liabilities	396,744	411,700

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 8,152 shares at June 30, 2010 and at December 31, 2009, net of discount	8,022	7,985
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,914,267 shares at June 30, 2010 and 3,867,006 at December 31, 2009	39	39
Warrants	234	234
Paid in capital	11,569	11,501
Retained earnings	14,182	13,367
Accumulated other comprehensive income (loss)	931	(494)

Total stockholders’ equity	34,977	32,632

Total liabilities and stockholders’ equity	$431,721	$444,332

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Three and Six Month Periods Ended June 30, 2010 and 2009

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest income
Loans	$3,886	$3,955	$8,006	$7,883
Investment securities	1,014	1,346	2,231	2,376
Interest-bearing deposits with banks	6	24	11	31
Federal funds sold and other overnight investments	11	18	18	40

Total interest income	4,917	5,343	10,266	10,330

Interest expense
Interest-bearing deposits	858	1,556	1,822	3,230
Securities sold under agreements to repurchase	29	36	50	60
Long-term borrowings	281	309	583	615
Junior subordinated debentures	43	55	86	112

Total interest expense	1,211	1,956	2,541	4,017

Net interest income	3,706	3,387	7,725	6,313
Provision for credit losses	363	3,803	599	5,011

Net interest income (loss) after provision for credit losses	3,343	(416)	7,126	1,302

Noninterest income
Service charges and fees	306	307	573	587
Mortgage banking fees	10	27	32	46
Other fee income	108	120	212	260
Loss on sale of securities	—	—	(55)	—
Gain on sale of loans	41	49	83	65
Gain on sale of real estate owned and repossessed assets	16	5	48	—

Total noninterest income	481	508	893	958

Noninterest expense
Personnel	1,723	1,617	3,507	3,242
Occupancy and equipment	374	373	791	761
Data processing	209	216	417	432
Professional fees	179	228	325	351
Marketing	79	99	180	207
FDIC Insurance	137	272	287	325
Other operating expenses	450	395	857	767

Total noninterest expense	3,151	3,200	6,364	6,085

Income (loss) before income taxes	673	(3,108)	1,655	(3,825)
Income tax expense (benefit)	235	(1,247)	600	(1,514)

Net income (loss)	438	(1,861)	1,055	(2,311)
Preferred stock dividend and discount accretion	120	120	241	202

Net income (loss) available to common shareholders	$318	($1,981)	$814	($2,513)

Basic earnings (loss) per common share	$0.08	($0.51)	$0.21	($0.65)

Basic weighted average shares	3,912,641	3,854,867	3,901,691	3,852,173

Diluted earnings (loss) per common share	$0.08	($0.51)	$0.21	($0.65)

Diluted weighted average shares	3,950,609	3,854,867	3,939,659	3,852,173

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Income (Loss)

for the Six Month Periods Ended June 30, 2010 and 2009

(unaudited)

(dollars in thousands)

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balances, January 1, 2010	$7,985	$39	$234	$11,501	$13,367	($494)	$32,632
Net income	—	—	—	—	1,055	—	1,055	$1,055
Stock options exercised and restricted stock issued	—	—	—	43	—	—	43	—
Preferred stock dividend declared and discount accretion	37	—	—	—	(240)	—	(203)	—
Stock-based compensation	—	—	—	20	—	—	20	—
Employee stock purchase plan	—	—	—	5	—	—	5	—
Reclassification adjustment for securities losses net of taxes of $20 included in net income	—	—	—	—	—	35	35	35
Unrealized gain on investment securities net of taxes of $587	—	—	—	—	—	1,390	1,390	1,390

Balances, June 30, 2010	$8,022	$39	$234	$11,569	$14,182	$931	$34,977	$2,480

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total	Comprehensive Loss
Balances, January 1, 2009	$—	$38	$—	$11,299	$15,517	($40)	$26,814
Net loss	—	—	—	—	(2,311)	—	(2,311)	($2,311)
Issuance of Series A, preferred stock, net of discount	7,918	—	—	—	—	—	7,918	—
Issuance of warrants to purchase common stock	—	—	234	—	—	—	234	—
Stock options exercised and restricted stock issued	—	—	—	48	—	—	48	—
Preferred stock dividend declared and discount accretion	31	—	—	—	(202)	—	(171)	—
Stock-based compensation	—	1	—	45	—	—	46	—
Employee stock purchase plan	—	—	—	6	—	—	6	—
Unrealized loss on investment securities net of taxes of $880	—	—	—	—	—	(1,350)	(1,350)	(1,350)

Balances, June 30, 2009	$7,949	$39	$234	$11,398	$13,004	($1,390)	$31,234	($3,661)

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Six Month Periods Ended June 30, 2010 and 2009

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$1,055	($2,311)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	312	292
Amortization of premiums and accretions of discounts, net	190	104
Provision for credit losses	599	5,011
Origination of loans held for sale	(8,830)	(14,326)
Proceeds from sale of loans held for sale	10,421	13,224
Stock based compensation	20	46
Deferred income taxes	402	(1,787)
Earnings on life insurance policies	(108)	(71)
Loss on sale of securities	55	—
Gain on sale of loans held for sale	(83)	(65)
Gain on sale of real estate owned and repossessed assets	(48)	—
Decrease (increase) in:
Accrued interest receivable	425	(233)
Prepaids	133	62
Other assets	(15)	(241)
(Decrease) increase in:
Accrued interest payable	(15)	(37)
Accrued income taxes, net of taxes refundable	(421)	63
Deferred loan origination fees	(84)	(36)
Other liabilities	322	(7,162)

Net cash provided by (used in) operating activities	4,330	(7,467)

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	46,093	34,816
Purchase of securities available for sale	(21,355)	(84,549)
Net (increase) decrease in federal funds sold	(20,453)	10,381
Net decrease (increase) in interest-bearing certificates of deposit	2,604	(21,005)
Net decrease (increase) in loans receivable	2,427	(3,770)
Purchase of premises and equipment, net of disposals	(74)	(117)
Proceeds from sales of real estate owned and repossessed assets	447	36

Net cash provided by (used in) investing activities	9,689	(64,208)

Cash flows from financing activities
Net (decrease) increase in:
Time deposits	(12,692)	4,507
Other deposits	2,629	57,117
Securities sold under agreements to repurchase	221	5,251
Issuance of preferred stock and warrants	—	8,152
Repayment of long-term borrowing	(5,000)	—
Proceeds from stock options exercised	43	48
Proceeds from issuance of common stock	5	6
Payment of preferred stock dividend	(203)	(119)

Net cash (used in) provided by financing activities	(14,997)	74,962

Net (decrease) increase in cash	(978)	3,287
Cash and cash equivalents, beginning of period	5,936	4,346

Cash and cash equivalents, end of period	$4,958	$7,633

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

for the Six Month Periods Ended June 30, 2010 and 2009

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2010	2009
Supplemental cash flow information
Interest paid, including interest credited to accounts	$2,559	$4,174
Income taxes paid	$605	$505

Non-cash investing activities
Transfers from loans to real estate owned	$621	$—
Transfers from loans to other assets	$96	$115

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the Six Month Periods Ended June 30, 2010 and 2009

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2010.

The Company has evaluated subsequent events that may have occurred after the date of the financial statements for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q.

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

The Bank currently conducts a general commercial and retail banking business in its market area, emphasizing the banking needs of small businesses, professional concerns and individuals from its headquarters in Annapolis, its six other branches located in Anne Arundel County, Maryland and one branch located on Kent Island in Queen Anne’s County, Maryland. The Bank has built its reputation on exemplary customer service and outreach to the communities surrounding each of the Bank’s locations. The Bank is committed to offering products and services that focus on relationship banking and provide an alternative to the large multi-regional financial institutions that are so pervasive in the markets the Bank serves. The Bank has selected its newest locations based on demographics and business development opportunities. The Bank attracts most of its customer deposits from Anne Arundel County, Maryland, and to a lesser extent, Queen Anne’s County, Maryland. The Bank’s lending operations are centered in Anne Arundel County, but extend throughout Central and Southern Maryland.

Note C – Stock Based Compensation

Stock based-compensation expense for the six month periods ended June 30, 2010 and 2009 was $20,000 and $46,000, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the first and second quarters of 2010 and 2009 reflects estimated forfeitures.

For the three month period ended June 30, 2010, 11,000 deferred restricted share units and 6,221 options were forfeited resulting in the reversal of previously recognized expense of approximately $67,000. During the same period $26,000 of expense was recognized on the remaining outstanding options, restricted shares and restricted share units resulting in a net reversal of expense for the three months ended June 30, 2010 of $41,000. Stock-based compensation recognized in the three month period ended June 30, 2009 was $26,000.

During the first and second quarter of 2010 and 2009, there were no options granted to employees or directors of the Company or Bank.

Stock option activity for the six months ended June 30, 2010 and 2009 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	183,819	$5.05
Grants	—	—
Exercised	(17,776)	2.42
Forfeitures	(6,221)	7.24
Expired	(35,552)	2.42

Outstanding as of June 30, 2010	124,270	$6.06

Exercisable at June 30, 2010	117,378	$5.89	3.1	$56,000

Outstanding at January 1, 2009	216,261	$4.87
Grants	—	—
Exercised	(7,777)	2.64
Forfeitures	—	—

Outstanding as of June 30, 2009	208,484	$4.95

Exercisable at June 30, 2009	190,624	$4.56	3.1	$126,000

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on the last trading day in the first six months of 2010 and 2009, and the exercise price of the options multiplied by the number of shares) on June 30, 2010 and June 30, 2009. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $33,000 for the six months ended June 30, 2010, and $9,000 for the six months ended June 30, 2009. The total fair value of options that vested during the six month period ending June 30, 2010 was $24,000 and $26,000 for the six months ended June 30, 2009.

As of June 30, 2010, $10,000 of total unrecognized costs related to unvested options is expected to be recognized over a weighted average period of 1.2 years. As of June 30, 2009, $75,000 of total unrecognized costs related to unvested options was expected to be recognized over a weighted average period of 0.82 years.

There were no restricted shares granted to employees during the second quarter of 2010. During the second quarter of 2009 an employee of the Bank was awarded 25,000 deferred restricted share units and 10,000 restricted shares. The deferred restricted share units vest in five equal installments beginning on April 27, 2010 with the issuance of the underlying shares deferred until April 27, 2014. The restricted shares vest in two equal annual installments beginning April 27, 2010. The market value of the shares on the date of the award was $3.50 per share. As of June 30, 2010, 5,000 of the 10,000 restricted shares have vested.

During the first quarter of 2010, an employee of the Bank was awarded 3,000 restricted shares at a market value of $3.75 per share. One-third of the restricted shares vest on each of the employee’s first three anniversaries of employment with the Bank, with the shares being fully vested on March 15, 2013. During the first quarter of 2009, an employee of the bank was awarded 1,500 restricted share units at a market value of $2.35 per share. Two-thirds of the restricted share units issued in the first quarter of 2009 have already vested. With the remaining 500 restricted share units vesting on December 13, 2010.

During the first quarter of 2010, non-employee directors of the Bank were awarded a total of 15,384 shares of restricted stock at a market value of $3.90 per share in lieu of an annual retainer. These shares vest on January 28, 2011. During the first quarter of 2009, non-employee directors of the Bank were awarded a total of 22,000 shares of restricted stock at a market value of $2.50 per share in lieu of an annual retainer. These shares vested on January 23, 2010. There were no restricted shares granted to non-employee directors during the second quarter of 2010. During the second quarter of 2009, a new non-employee director was awarded restricted stock in lieu of a cash retainer. The award, which totaled $2,917, was based on the new director’s prorated share of an annual retainer of $5,000. As of June 30, 2009 the market value of the shares awarded had not yet been established, the shares were subsequently valued at $2.90 per share, with 1,005 shares awarded.

Non-compensation related expense of $15,000 and $14,167 was recognized for the three month periods ended June 30, 2010 and 2009, respectively and $30,000 and $27,917 for the six month periods ending June 30, 2010 and 2009, respectively relating to the shares issued to non-employee directors. As of June 30, 2010, 6,000 restricted share units of the 77,384 restricted shares and restricted share units outstanding have vested; the remaining 71,384 shares will vest over a weighted average period of 1.3 years.

Restricted stock activity for the six months ended June 30, 2010 and 2009 was as follows:

	Shares	Weighted Average Grant Price
Outstanding at January 1, 2010	98,005	$3.69
Grants	18,384	3.75
Issued	(28,005)	2.68
Forfeitures	(11,000)	8.92

Outstanding as of June 30, 2010	77,384	$3.36

Outstanding at January 1, 2009	19,150	$8.47
Grants	58,500	3.09
Issued	(7,150)	7.69
Forfeitures	—	—

Outstanding as of June 30, 2009	70,500	$4.09

As of June 30, 2010, $187,000 of total unrecognized costs related to unvested restricted shares and restricted share units is expected to be recognized over a weighted average period of 1.3 years. As of June 30, 2009, $184,000 of total unrecognized costs related to unvested restricted shares and restricted share units was expected to be recognized over a weighted average period of 2.4 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) available to common shareholders	$318	($1,981)	$814	($2,513)

Weighted average common shares outstanding	3,913	3,855	3,902	3,852

Basic Earnings (Loss) Per Common Share	$0.08	($0.51)	$0.21	($0.65)

Net income (loss) available to common shareholders	$318	($1,981)	$814	($2,513)

Weighted average common shares outstanding	3,913	3,855	3,902	3,852

Effect of potential dilutive common shares	38	—	38	—
Total weighted average diluted common shares outstanding	3,951	3,855	3,940	3,852
Diluted Earnings (Loss) Per Common Share	$0.08	($0.51)	$0.21	($0.65)

Basic earnings (loss) per share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock, restricted share units and warrants. For each of the three months ended June 30, 2010 and 2009, 385,116 and 389,035 shares of common stock, respectively, attributable to outstanding stock options, restricted stock, restricted share units and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive. For each of the six months ended June 30, 2010 and 2009, 385,116 and 393,296 shares of common stock, respectively, attributable to outstanding stock options and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

Note E – Investment Securities

Investment securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2010
Available for sale
U.S. Government agency	$42,893	$425	$73	$43,245
State and municipal	1,079	21	—	1,100
Mortgage-backed securities	49,155	1,322	186	50,291
Other equity securities	589	29	—	618

	$93,716	$1,797	$259	$95,254

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2009
Available for sale
U.S. Government agency	$55,558	$137	$907	$54,788
State and municipal	1,080	10	1	1,089
Mortgage-backed securities	61,482	615	682	61,415
Other equity securities	578	13	—	591

	$118,698	$775	$1,590	$117,883

The amortized cost and estimated fair value of securities by contractual maturities at June 30, 2010 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Available for Sale
	Amortized Cost	Estimated Fair Value
(dollars in thousands)
Due within one year	$3,162	$3,165
Due after one through five years	13,175	13,228
Due after five through ten years	14,341	14,601
Due after ten years	62,449	63,642
Equity securities	589	618

	$93,716	$95,254

The following table shows the level of the Company’s gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at June 30, 2010.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government agency	$3,832	$55	$1,980	$18	$5,812	$73
Mortgage-backed securities	2,391	11	2,809	175	5,200	186

	$6,223	$66	$4,789	$193	$11,012	$259

The unrealized losses that exist are the result of market changes in interest rates since the original purchase. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010. The Company has used a variety of tools to analyze the contents of its security portfolio and at this time does not believe that the unrealized losses in the portfolio are other than temporary.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(dollars in thousands)		Fair Value Measurements at June 30, 2010 Using
Description	Fair Value June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$43,245	$—	$43,245	$—
Issued by State and municipal	1,100	—	1,100	—
Mortgage-backed securities issued by Government agencies	46,453	—	46,453	—
Other debt securities	3,838	—	3,838	—

Total Debt Securities	94,636	—	94,636	—

Investment Securities Available for Sale – Equity Securities
Mutual funds	618	—	618	—

Total Equity Securities	618	—	618	—

Total Assets Measured at Fair Value on a Recurring Basis	$95,254	$—	$95,254	$—

(dollars in thousands)		Fair Value Measurements at December 31, 2009 Using
Description	Fair Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$54,788	$—	$54,788	$—
Issued by State and municipal	1,089	—	1,089	—
Mortgage-backed securities issued by Government agencies	56,377	—	56,377	—
Other debt securities	5,038	—	5,038	—

Total Debt Securities	117,292	—	117,292	—

Investment Securities Available for Sale – Equity Securities
Mutual funds	591	—	591	—

Total Equity Securities	591	—	591	—

Total Assets Measured at Fair Value on a Recurring Basis	$117,883	$—	$117,883	$—

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

(dollars in thousands)		Fair Value Measurements at June 30, 2010 Using
Description	Fair Value June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans	$8,299	$—	$8,299	$—
Real estate owned	1,951	—	1,951	—
Other assets (repossessed property)	171	—	171	—

Total Assets Measured at Fair Value on a Non-Recurring Basis	$10,421	$—	$10,421	$—

(dollars in thousands)		Fair Value Measurements at December 31, 2009 Using
Description	Fair Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans	$13,750	$—	$13,750	$—
Real estate owned	2,398	—	2,398	—
Other assets (repossessed property)	122	—	122	—

Total Assets Measured at Fair Value on a Recurring Basis	$16,270	$—	$16,270	$—

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

Management establishes a specific reserve for loans that have an estimated fair value below the carrying value. Nonperforming loans had a carrying value of $10.5 million as of June 30, 2010. Of the $10.5 million of nonperforming loans, $6.6 million had specific reserves of $2.1 million.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for credit losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the six months ended June 30, 2010 the Company charged-off $1.7 million of impaired loans to the allowance for credit losses.

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of June 30, 2010 the Company held $2.0 million in real estate owned as a result of foreclosure. Real estate owned carried at appraised value are considered to be using Level 2 inputs. The Company held $2.4 million in real estate owned as a result of foreclosure as of December 31, 2009.

The Company records repossessed assets such as boats, automobiles or equipment at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less selling costs thereafter. Estimated fair value is generally based upon independent values of the collateral obtained through valuation or listing services specifically used for the type of asset repossessed. We consider these collateral values to be estimated using Level 2 inputs. Repossessed assets totaled $170,000 at June 30, 2010 and $122,000 at December 31, 2009.

FASB guidance permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company has not elected the fair value option for any financial assets or liabilities at June 30, 2010.

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

	June 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$4,958	$4,958	$5,936	$5,936
Interest bearing balances with banks	7,396	7,396	10,000	10,000
Federal funds sold	29,281	29,281	8,828	8,828
Investment securities	95,254	95,254	117,883	117,883
Federal Reserve and Federal Home Loan Bank stock	3,260	3,260	3,260	3,260
Loans and loans held for sale, net	269,582	270,951	274,166	274,056
Accrued interest receivable	1,509	1,509	1,934	1,934
Bank owned life insurance	4,334	4,334	4,266	4,266
Real estate owned	1,951	1,951	2,398	2,398
Financial liabilities
Noninterest-bearing deposits	$43,870	$43,870	$40,834	$40,834
Interest-bearing deposits	296,530	297,200	309,629	315,343
Securities sold under agreements to repurchase	14,863	14,863	14,642	14,642
Long-term borrowings	35,000	32,270	40,000	38,308
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	196	196	211	211

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

Note I – New Accounting Pronouncements

Recent Accounting Provisions Adopted

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only those listed below were applicable to the Company none of which had a material impact on the Company’s financial condition or results of operations.

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

In April 2010, FASB issued ASU No. 2010-18, “Receivables” (Topic 310), Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset. Modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. ASU No. 2010-18 is effective for modifications of loans accounted for within pools for the first interim or annual period ending on or after July 15, 2010 and are to be applied prospectively although early application is permitted. The adoption of this guidance is not anticipated to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

•

Peer Group average loss experience is calculated by averaging the industry loss experience by loan category over the last three full years and the current year to date. (Based upon the current economic and industry conditions, Bank management has shortened the “look back” at peer group loss experience to include an annualized average of the last eight “rolling” quarters).

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

The total allowance for credit losses requires these changes as the percentage weight assigned to each Total ALLL Factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as the aggregate of specific allowances is adjusted due to an increase or decrease in impaired loans.

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Bank’s Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $363,000 for the three month period ended June 30, 2010 and $3.8 million for the same period in 2009. For the six month periods ended June 30, 2010 and 2009 the Bank recorded provisions of $599,000 and $5.0 million, respectively. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the level of nonperforming loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans, including loans held for sale, decreased by $5.6 million for the six months ended June 30, 2010. For the same period the Bank recorded charge-offs of $1.8 million, which included one loan for $1.0 million, on loans deemed uncollectible and recovered $24,000 on previously charged-off loans. As of June 30, 2010, the Bank’s allowance for credit losses was $6.8 million or 2.45% of total loans and 64.4% of nonperforming loans as compared to $7.9 million, or 2.81% of total loans and 47.2% of nonperforming loans as of December 31, 2009.

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

Activity in the allowance for credit losses for the six months ended June 30, 2010 and 2009 is shown below:

(dollars in thousands)	For the Six Months Ended June 30,
	2010	2009

Total loans outstanding - at June 30(1)	$276,363	$272,456
Average loans outstanding year-to-date	276,724	270,318

Allowance for credit losses at beginning of period	$7,926	$4,123

Provision charged to expense	599	5,011

Chargeoffs:
Commercial loans	1,242	369
Real estate and construction	199	90
Consumer and other loans	327	260

Total	1,768	719

Recoveries:
Real estate and construction	2	95
Consumer and other loans	22	11

Total	24	106

Net chargeoffs	1,744	613

Allowance for credit losses at end of year	$6,781	$8,521

Allowance for credit losses as a percent of total loans	2.45%	3.13%
Net chargeoffs (recoveries) as a percent of average loans	0.63%	0.23%

(1)	Includes loans held for sale.

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, loans with repossessed collateral and repossessed assets, totaled $12.7 million at June 30, 2010, compared to $19.3 million at December 31, 2009, a decrease in nonperforming assets of $6.7 million or 34.5%. The percentage of nonperforming assets to total assets was 2.93% at June 30, 2010, compared to 4.35% at December 31, 2009. The decrease in nonperforming assets was principally attributable to the payoff of one commercial loan ($4.6 million) that had been classified as nonperforming, the transfer of two loans ($2.6 million) to performing status and a $1.0 million partial charge-off of a loan with the remaining balance still considered to be nonperforming.

The $12.7 million in nonperforming assets at June 30, 2010 included $9.5 million in nonaccrual loans, $1.0 million in loans delinquent 90 days or more and $2.1 million in other assets. Of the $10.5 million in nonaccrual and loans delinquent 90 days or more at June 30, 2010, $7.7 million were secured by real estate, $2.2 million were commercial loans and $624,000 were consumer and other loans. At December 31, 2009 assets classified as nonperforming totaled $19.3 million and consisted of $16.8 million in nonaccrual loans and loans delinquent 90 days or more and $2.5 million in other assets. Included in the $16.8 million of nonaccrual and loans delinquent 90 days or more was $9.5 million of loans secured by real estate, $6.7 million of commercial and $517,000 of consumer and other loans.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

The Company continued to strategically lower total assets ending the quarter at $431.7 million as of June 30, 2010 compared to $444.3 million at December 31, 2009. Total assets decreased $12.6 million or 2.8% for the six months ended June 30, 2010. Loan demand continued to be soft in the second quarter, with gross loans, including loans held for sale decreasing $5.6 million or 2.0% from $282.0 million at December 31, 2009 to $276.4 million at June 30, 2010. The decrease resulted primarily from the sale of $1.5 million (net of new loans originated) of mortgage loans held for sale, the payoff of $3.5 million of commercial and real estate loans and the $1.0 million charge-down of a commercial term loan. Contributing to the decrease in assets, the Company used low yielding federal funds sold to pay down $5.0 million of higher priced Federal Home Loan Bank convertible debt.

The Company lowered the average maturity of its investment portfolio by selling a number of longer term government agency securities and several private issued mortgage-backed securities. The redemption of a number of callable securities immediately prior to June 30, 2010 resulted in an increase in federal funds sold balances and a decrease in investment securities. Investment securities decreased $22.6 million or 19.2% compared to December 31, 2009.

Deposits of $340.4 million at June 30, 2010 represent a decrease of $10.1 million or 2.9% from December 31, 2009 deposits of $350.5 million. Certificates of deposit decreased $12.7 million or 13.1% as certificates of deposit opened by customers primarily to take advantage of higher yields were not renewed at maturity when yields were reduced. Partially offsetting the decrease in certificates of deposit was an increase in demand deposit balances of $3.0 million or 7.4%.

The Company maintained $5,000,000 in variable rate capital securities that had been issued to institutional investors. The securities take the form of junior subordinated debentures. The current rate on these debentures is 3.69%. The capital securities are scheduled to mature on March 26, 2033. The capital securities are now callable on a quarterly basis.

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

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009.

General. The Company recorded net income of $1.1 million for the six months ended June 30, 2010, compared to a net loss of $2.3 million, for the six months ended June 30, 2009. Net income available to common shareholders for the six months ended June 30, 2010 was $814,000 or $0.21 per basic and diluted common shares compared to a net loss of $2.5 million or ($0.65) per basic and diluted shares available to common shareholders for the six months ended June 30, 2009. Net interest income increased by $1.4 million or 22.4% for the six months ended June 30, 2010 compared to the same period in 2009. The provision for credit losses decreased $4.4 million from $5.0 million for the six months ended June 30, 2009 to $599,000 for the six months ended June 30, 2010.

Interest Income. Total interest income decreased $64,000 or 0.6% for the six months ended June 30, 2010 compared to the same period in 2009 as a result of lower yields on real estate loans and investment securities. Income on the loan portfolio increased $123,000 for the six months ended June 30, 2010 to $8.0 million from $7.9 million for the six months ended June 30, 2009 due in part to an increase in average loan balances of $6.4 million and the recognition of income from several loans previously classified as nonaccrual that had either been paid off or returned to performing status as of June 30, 2010. The yield, however, on the loan portfolio decreased to 5.83% for the six months ended June 30, 2010 from 5.88% for the six months ended June 30, 2009. Contributing to the lower interest income was a decrease in income on investments as the yield on the investment portfolio decreased to 4.01% from 4.80% on balances $12.5 million higher on average over the same period in 2009.

Interest Expense. Total interest expense decreased by $1.5 million or 36.7% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was due to reducing the yields on the Company’s “Superior Savings” product and other interest-bearing accounts. The Company’s savings product had an average balance of $142.2 million for the six months ended June 30, 2010 and a yield of 1.09% compared to an average balance of $141.5 million and a yield of 2.18% for the six months ended June 30, 2009. Contributing to the decrease in interest expense was the lower yields of all other deposit products, primarily money market accounts and certificates of deposit and the lower yields on repurchase agreements and junior subordinated debt. The average rate of interest paid on all interest-bearing liabilities was 1.42% for the six months ended June 30, 2010 compared to 2.18% for the six months ended June 30, 2009. Interest expense on long-term borrowings and junior subordinated debentures was $669,000 for the six months ended June 30, 2010 compared to $727,000 for the six months ended June 30, 2009, a decrease of $58,000. The decrease was a result of the lower yield of the trust preferred securities decreasing to 3.47% for the six months ended June 30, 2010 compared to 4.52% for the same period in 2009.

Net Interest Income. Net interest income increased by $1.4 million or 22.4% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was primarily the result of the lower overall cost of deposits and borrowed funds. The Company’s cost of funds decreased to 1.27% for the six months ended June 30, 2010 compared to 1.98% for the six months ended June 30, 2009.

For the six months ended June 30, 2010, the net interest margin increased to 3.74% compared to 3.01% for the six months ended June 30, 2009. The increase in net interest margin was primarily the result of the lower cost of funds as well as the slightly higher yield on earning assets. The yield on earning assets increased to 4.97% for the six months ended June 30, 2010 from 4.93% for the same period in 2009. Interest and fees of approximately $280,000 on loans previously categorized as nonaccrual was recognized during the six month period end June 30, 2010 compared to a reduction in income due to the reversal of previously earned interest on loans categorized as nonaccrual of $101,000 for the six months ended June 30, 2009.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $599,000 for the six months ended June 30, 2010 compared to $5.0 million for the same period in 2009. The provision was based on the composition and credit quality of the loan portfolio as of June 30, 2010 and reflected the qualitative factors used to calculate the allowance for credit losses relating to historical delinquencies and losses and to factors relating to local economic conditions. Total gross loans decreased by $5.6 million for the six month period ended June 30, 2010 compared to December 31, 2009. The Bank recorded net charge-offs on loans deemed uncollectible of $1.7 million for the six months ended June 30, 2010 including the charge-off of one loan for $1.0 million compared to $613,000 for the same period in 2009.

Noninterest Income. Total noninterest income decreased by $65,000 or 6.8% to $893,000 for the six months ended June 30, 2010 from $958,000 for the same period in 2009. The decrease in noninterest income was due to a reduction in rental income as a result of the conclusion, in December 2009, of the sublet agreement of a portion of the Bank’s headquarters building, a decrease in fees earned from the Bank’s mortgage operations and losses recorded on the sale of several investment securities.

Noninterest Expense. Total noninterest expense increased by $279,000 or 4.6% for the six months ended June 30, 2010 compared to the same period in 2009. The increase in total noninterest expense during the first six months of 2010 compared with the same period in 2009 resulted from increased personnel expense of $265,000 related to additions to staff. Other expense, that includes costs associated with managing real estate owned and repossessed assets, increased by $96,000 over the same period in 2009. FDIC expense decreased $38,000 for the six month period ending June 30, 2010 as the six month period ended June 30, 2009 included a Special Assessment from the FDIC. Contributing to the decrease in FDIC expense was lower deposit levels.

Income Tax Expense. The Company recorded income tax expense for the six-month period ended June 30, 2010 of $600,000 compared to a tax benefit of $1.5 million recorded for the six months ended June 30, 2009. The Company’s combined effective federal and state income tax rate was approximately 36.3% (expense) for the six months ended June 30, 2010 versus 39.6% (benefit) for the six months ended June 30, 2009.

The table below sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Rate/Volume Analysis

(dollars in thousands)

	Six Months Ended June 30, 2010 vs. 2009
	Increase or (Decrease)	Due to Change in
		Volume	Rate	Rate/ Volume

Interest income on:
Loans	$123	$187	($62)	($2)
Investment securities	(145)	296	(392)	(49)
Interest-bearing deposits in other banks	(20)	(12)	(13)	5
Federal funds sold and other overnight investments	(22)	(20)	(4)	2

Total interest income	(64)	451	(471)	(44)

Interest expense on:
NOW accounts	(2)	4	(5)	(1)
Money market accounts	(66)	(21)	(49)	4
Savings accounts	(763)	8	(767)	(4)
Certificates of deposit	(577)	(95)	(516)	34
Repurchase agreements	(10)	(5)	(6)	1
Long-term borrowing	(32)	(44)	13	(1)
Junior subordinated debt	(26)	—	(26)	—

Total interest expense	(1,476)	(153)	(1,356)	33

Net interest income	$1,412	$604	$885	($77)

Consolidated Average Balances, Yields and Rates

(dollars in thousands)	Six Month Periods Ended
	June 30, 2010			June 30, 2009
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest earning assets
Federal funds sold and other overnight investments	$19,937	$18	0.18%	$39,466	$40	0.20%
Interest-bearing deposits with banks	7,981	11	0.28%	13,362	31	0.47%
Investment securities	112,278	2,231	4.01%	99,810	2,376	4.80%
Loans	276,724	8,006	5.83%	270,318	7,883	5.88%

Total interest earning assets	416,920	10,266	4.97%	422,956	10,330	4.93%
Noninterest earning assets
Cash and due from banks	5,507			7,062
Other assets	15,326			13,541

Total Assets	$437,753			$443,559

Liabilities and Stockholders’ Equity
Interest-bearing deposits
NOW accounts	$29,586	$25	0.17%	$26,145	$27	0.21%
Money market accounts	43,097	159	0.74%	47,602	225	0.95%
Savings accounts	142,188	770	1.09%	141,457	1,532	2.18%
Certificates of deposit	89,918	868	1.95%	96,226	1,446	3.03%
Repurchase agreements	13,903	50	0.73%	15,024	60	0.81%
Long-term borrowings	37,147	583	3.16%	40,000	615	3.10%
Junior subordinated debt	5,000	86	3.47%	5,000	112	4.52%

Total interest-bearing liabilities	360,839	2,541	1.42%	371,454	4,017	2.18%

Noninterest-bearing Liabilities
Demand deposit accounts	41,061			37,709
Other liabilities	1,723			2,241
Stockholders’ Equity	34,130			32,155

Total Liabilities and Stockholders’ Equity	$437,753			$443,559

Interest rate spread			3.55%			2.75%
Ratio of interest earning assets to interest-bearing liabilities			115.54%			113.86%
Net interest income and net interest margin		$7,725	3.74%		$6,313	3.01%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009.

General. The Company recorded net income for the three months ended June 30, 2010 of $438,000 compared to a net loss of income of $1.9 million for the three months ended June 30, 2009. Net income available to common shareholders was $318,000 or $0.08 per basic and diluted common share, compared to a net loss available to common shareholders of $2.0 or ($0.51) per basic and diluted common share million for the three months ended June 30, 2009. Net interest income improved by $319,000 or 9.4% for the three months ended June 30, 2010 compared to the same in period in 2009. The Bank recorded $363,000 in provision for credit losses during the three months ended June 30, 2010, compared to $3.8 million in provision for credit losses during the same period in 2009.

Interest Income. Interest income decreased $426,000 or 8.0% for the quarter ended June 30, 2010 compared to the same quarter in 2009 as a result of a decrease in the yield on the loan portfolio to 5.64% from 5.85% for the three months ended June 30, 2010 compared to June 30, 2009. Income on the investment portfolio decreased $332,000 for the quarter ended June 30, 2010 compared to the same period in 2009 due to a decrease in volume as average investment security balances decreased by $6.2 million compared to the same period in 2009 while the yield decreased to 3.74% from 4.68% for the same period. Interest income on federal funds sold and interest-bearing deposits with banks decreased $25,000 to $17,000 from $42,000, the result of continued lower interest rates.

Interest Expense. Interest expense decreased by $745,000 or 38.1% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 while average interest-bearing deposit balances decreased $27.2 million. Interest expense on interest-bearing deposits for the quarter ending June 30, 2010 was $858,000 compared to $1.6 million for the same period in 2009, a 44.9% decrease. The decrease in interest expense was due to the lower cost of all interest-bearing deposit types with the yield dropping to 1.14% for the three months ended June 30, 2010 compared to 1.90% for the three months ended June 30, 2009. A decrease in the Company’s cost of savings accounts to 1.05% from 1.91%, a decrease in the cost of the Company’s indexed money market account to 0.73% from 0.87% and a decrease to 1.95% from 3.03% in the cost of the Company’s certificates of deposit contributed to the reduction in interest expense. The total cost of interest-bearing liabilities decreased for the quarter ended June 30, 2010 to 1.36% from 2.01% for the quarter ended June 30, 2009. The Company’s overall cost of funds decreased to 1.22% from 1.83% for the same periods. Interest expense on long-term borrowings and junior subordinated debentures was $324,000 for the three months ended June 30, 2010 compared to $364,000 for the three months ended June 30, 2009, a decrease of $40,000 as average long-term borrowings decreased to $40.0 million from $45.0 million. The cost of borrowings for the three month periods ending June 30, 2010 and 2009 increased slightly to 3.25% from 3.24% for the same period in 2009.

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

Net interest income improved by $319,000 or 9.4% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The improvement was due primarily to a decrease in interest expense offset by a decrease in the yields on loans and investment securities.

For the three months ended June 30, 2010, the net interest margin improved to 3.58% compared to 3.06% for the three months ended June 30, 2009, with the interest rate spread for the same period increasing to 3.38% in the second quarter of 2010 from 2.82% in the same quarter in 2009. The increase in the net interest margin was the result of a decrease in the yield paid on interest-bearing liabilities to 1.36% from 2.01%. The returns on federal funds sold, interest bearing balances with banks, and the overall investment portfolio were negatively impacted by the lower rate environment as re-investment rates have continued to fall quarter over quarter.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $363,000 for the three months ended June 30, 2010 compared to $3.8 million for the same period in 2009. The decrease in provision was due to in part to lower levels of nonperforming assets and lower loans outstanding. The Bank recorded net charge-offs of $1.3 million for the quarter ended June 30, 2010 compared to net charge-offs of $441,000 for the three months ended June 30, 2009. Nonperforming assets totaling $12.7 million at quarter-end were comprised of $9.5 million of nonaccrual loans, $1.0 million in loans delinquent greater than ninety days and $2.1 million in other assets.

Noninterest Income. Noninterest income decreased by $27,000 or 5.3% to $481,000 for the three months ended June 30, 2010 from $508,000 for the same period of 2009. The decrease in noninterest income resulted from a reduction in rental income as a result of the conclusion, in December 2009, of the sublet agreement of a portion of the Bank’s headquarters building and a reduction in fees generated from the Bank’s mortgage banking activities.

Noninterest Expense. Noninterest expense decreased by $49,000 or 1.5% for the three months ended June 30, 2010 compared to the same quarter in 2009. The decrease in noninterest expense was due to decreased FDIC expense of $135,000 as a result of lower deposit levels and decreased legal fees of $31,000 as the same quarter in 2009 included significant legal fees associated with TARP requirements that impacted the preparation of the Company’s 2009 proxy statement. Offsetting the decreases in expense were increases in personnel costs of $106,000 due to additions to staff, increases in payroll tax rates and in the cost of benefits and an increase of $61,000 related to the maintenance, care and ultimate disposition of real estate owned and repossessed assets.

Income Tax Expense. The Company recorded tax expense of $235,000 for the three-month period ended June 30, 2010. The Company’s combined effective federal and state income tax rate was approximately 34.9% for the three months ended June 30, 2010 versus 40.1% (benefit) for the three months ended June 30, 2009.

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

The Company’s major source of liquidity is its deposit base. At June 30, 2010, total deposits were $340.4 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $256.2 million or 75.3% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest-bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At June 30, 2010, interest-bearing deposits with banks, federal funds sold and other overnight investments totaled $36.7 million while investment securities available-for-sale totaled $95.3 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for banks up to 40% of the bank’s total assets. The Bank currently has an approved line of credit with the FHLB of 25% of total assets with the ability to request an increase in the line if necessary. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At June 30, 2010, the Bank had a $107.9 million credit limit with the FHLB with advances outstanding of $35.0 million. The Bank had loans currently pledged as collateral sufficient to borrow up to $6.1 million of the remaining $72.9 million from the FHLB. The Bank also has the ability to borrow from the Federal Reserve Bank’s discount window. Additional collateral including cash, investment securities and home-equity loans are available for pledging purposes in the event the Bank would need to draw on the unused portion of the line of credit. Additionally, at June 30, 2010, the Bank had available credit with its correspondent banks of $14.2 million.

Capital Resources

Total stockholders’ equity was $35.0 million at June 30, 2010, representing an increase of $2.3 million or 7.2% from December 31, 2009. The growth of stockholders’ equity in the first six months of 2010 was attributable to income of $1.0 million, stock based compensation of $20,000, stock purchases through the Company’s Employee Stock Purchase Plan of $5,000, the exercise of options totaling $43,000, and an increase in the accumulated other comprehensive income of $1.4 million resulting from higher market values of securities available-for-sale. Offsetting these increases was a decrease in stockholder’s equity from the declaration of $203,000 in preferred stock dividends.

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

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.
	June 30, 2010	December 31, 2009	Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	13.0%	12.5%	4.0%	6.0%
Total Capital	14.3%	13.7%	8.0%	10.0%
Tier 1 Leverage Ratio	8.9%	8.6%	4.0%	5.0%

As of June 30, 2010, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. Title XIII of the Dodd-Frank Act known as the “Pay it Back Act,” amends the EESA, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) (See below) and other related acts to limit the TARP and earmark certain funds be used for deficit reduction. The Pay it Back Act, reduces the amount of TARP funds available to the Treasury by $225 billion, ends the Treasury’s ability to fund new programs under TARP as of June 25, 2010, prohibits the Treasury from using repaid TARP funds and requires certain funds received by the Treasury to be used to reduce the deficit.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, President Obama signed into law the ARRA, which is intended, among other things, to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting dislocations in the financial markets. ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation of certain of the most highly-compensated employees and executive officers of financial institutions, such as the Company, that participated in the TARP CPP. Compliance requirements under ARRA for

TARP recipients, which will be further described in rules to be adopted by the Securities and Exchange Commission and standards to be established by the Treasury, include restrictions on executive compensation and corporate governance requirements.

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

Regulation and Supervision

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following information represents material updates and additions to the information previously disclosed in the Company’s Annual Report on Form 10-K under the section “Regulation and Supervision,” filed with the Securities and Exchange Commission on March 25, 2010.

Dodd-Frank Wall Street Reform and Consumer Protection Act. This new law will have a broad impact on the financial services industry including significant changes to the current bank regulatory structure that will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, such as us. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act relevant to the business of the Company and the Bank are summarized below:

•

Creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators.

•	Gives state attorneys general the ability to enforce federal consumer protection laws.

•	Eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.

•	Enhances lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower.

•	Increased capital and liquidity requirements.

•	Increased regulatory examination fees.

•	Broadens the base for FDIC insurance assessments from deposits to average consolidated total assets less tangible equity capital of a financial institution.

•

Permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

•

Requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.

•

Directs the Federal Reserve Board (the “FRB”) to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

•

Requires the FRB to develop regulatory capital requirements for bank holding companies that are no less stringent than those applicable to banks themselves. That would eliminate certain instruments, such as trust preferred securities, from inclusion in tier 1 capital. However, existing issuances are grandfathered for holding companies of less than $15 billion in total assets.

Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies including us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: August 13, 2010	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: August 13, 2010	/s/ Edward J. Schneider
Edward J. Schneider
Chief Financial Officer