Form 10-Q
period 2010-09-30
ANNAPOLIS BANCORP INC
filed 2010-11-12
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

At October 31, 2010, the Registrant had 3,920,126 shares of common stock outstanding.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements
Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	1
Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2010 and 2009 (unaudited)	2
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Nine Month Periods Ended September 30, 2010 and 2009 (unaudited)	3
Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2010 and 2009 (unaudited)	4-5
Notes to Consolidated Financial Statements (unaudited)	6-18
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-31
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	32
Item 4 – Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	32

Item 1A – Risk Factors	32

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3 – Defaults Upon Senior Securities	32

Item 4 – Reserved	32

Item 5 – Other Information	32

Item 6 – Exhibits	33

SIGNATURES	34
CERTIFICATIONS	35-40

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of September 30, 2010 and December 31, 2009

(unaudited)

(in thousands)

	(Unaudited)	(Audited)
	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$17,018	$5,936
Interest-bearing deposits with banks	7,396	10,000
Federal funds sold and other overnight investments	14,112	8,828
Investment securities available for sale, at fair value	95,868	117,883
Federal Reserve and Federal Home Loan Bank stock	3,080	3,260
Loans held for sale	2,066	3,296
Loans, less allowance for credit losses of $7,394 and $7,926	270,283	270,736
Premises and equipment, net	8,895	9,274
Accrued interest receivable	1,429	1,934
Deferred income taxes	2,755	3,902
Investment in bank owned life insurance	5,392	4,226
Real estate owned	1,739	2,398
Other assets	2,506	2,659

Total Assets	$432,539	$444,332

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$43,874	$40,834
Interest-bearing	288,352	309,629
Securities sold under agreements to repurchase	22,792	14,642
Long-term borrowings	35,000	40,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest payable and other liabilities	2,177	1,595

Total liabilities	397,195	411,700

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 8,152 shares at September 30, 2010 and at December 31, 2009, net of discount	8,043	7,985
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,914,941 shares at September 30, 2010 and 3,867,006 at December 31, 2009	39	39
Warrants	234	234
Paid in capital	11,604	11,501
Retained earnings	14,358	13,367
Accumulated other comprehensive income (loss)	1,066	(494)

Total stockholders’ equity	35,344	32,632

Total liabilities and stockholders’ equity	$432,539	$444,332

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Three and Nine Month Periods Ended September 30, 2010 and 2009

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest income
Loans	$3,928	$3,962	$11,934	$11,844
Investment securities	825	1,419	3,056	3,795
Interest-bearing deposits with banks	7	17	18	48
Federal funds sold and other overnight investments	11	6	29	46

Total interest income	4,771	5,404	15, 037	15,733

Interest expense
Interest-bearing deposits	734	1,214	2,556	4,444
Securities sold under agreements to repurchase	27	31	77	91
Long-term borrowings	285	312	868	927
Junior subordinated debentures	47	48	133	160

Total interest expense	1,093	1,605	3,634	5,622

Net interest income	3,678	3,799	11,403	10,111
Provision for credit losses	622	1,102	1,221	6,113

Net interest income after provision for credit losses	3,056	2,697	10,182	3,998

Noninterest income
Service charges and fees	309	316	882	903
Mortgage banking fees	23	27	55	73
Other fee income	146	84	358	344
Loss on sale of securities	—	—	(55)	—
Gain on sale of loans	21	47	104	112
(Loss) gain on sale of real estate owned and repossessed assets	(30)	8	18	8

Total noninterest income	469	482	1,362	1,440

Noninterest expense
Personnel	1,721	1,543	5,228	4,785
Occupancy and equipment	414	377	1,205	1,138
Data processing	212	208	629	640
Professional fees	95	197	420	548
Marketing	69	9	249	216
FDIC Insurance	140	139	427	464
Other operating expenses	421	341	1,278	1,108

Total noninterest expense	3,072	2,814	9,436	8,899

Income (loss) before income taxes	453	365	2,108	(3,461)
Income tax expense (benefit)	154	142	754	(1,373)

Net income (loss)	299	223	1,354	(2,088)
Preferred stock dividend and discount accretion	123	120	364	322

Net income (loss) available to common shareholders	$176	$103	$990	($2,410)

Basic earnings (loss) per common share	$0.04	$0.03	$0.25	($0.63)

Basic weighted average shares	3,914,706	3,860,788	3,906,077	3,855,076

Diluted earnings (loss) per common share	$0.04	$0.03	$0.25	($0.63)

Diluted weighted average shares	3,952,674	3,860,788	3,944,045	3,855,076

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Income (Loss)

for the Nine Month Periods Ended September 30, 2010 and 2009

(unaudited)

(dollars in thousands)

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income

Balances, January 1, 2010	$7,985	$39	$234	$11,501	$13,367	($494)	$32,632
Net income	—	—	—	—	1,354	—	1,354	$1,354
Stock options exercised and restricted stock issued	—	—	—	43	—	—	43	—
Preferred stock dividend declared and discount accretion	58	—	—	—	(363)	—	(305)	—
Stock-based compensation	—	—	—	53	—	—	53	—
Employee stock purchase plan	—	—	—	7	—	—	7	—
Reclassification adjustment for securities losses, net of taxes of $20 included in net income	—	—	—	—	—	35	35	35
Unrealized gain on investment securities, net of taxes of $996	—	—	—	—	—	1,525	1,525	1,525

Balances, September 30, 2010	$8,043	$39	$234	$11,604	$14,358	$1,066	$35,344	$2,914

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss

Balances, January 1, 2009	$—	$38	$—	$11,299	$15,517	($40)	$26,814
Net loss	—	—	—	—	(2,088)	—	(2,088)	($2,088)
Issuance of Series A, preferred stock, net of discount	7,918	—	—	—	—	—	7,918	—
Issuance of warrants to purchase common stock	—	—	234	—	—	—	234	—
Stock options exercised and restricted stock issued	—	—	—	63	—	—	63
Preferred stock dividend declared and discount accretion	49	—	—	—	(322)	—	(273)	—
Stock-based compensation	—	—	—	71	—	—	71	—
Employee stock purchase plan	—	1	—	10	—	—	11	—
Unrealized loss on investment securities, net of taxes of $60	—	—	—	—	—	(94)	(94)	(94)

Balances, September 30, 2009	$7,967	$39	$234	$11,443	$13,107	($134)	$32,656	($2,182)

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Nine Month Periods Ended September 30, 2010 and 2009

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$1,354	($2,088)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	469	443
Amortization of premiums and accretions of discounts, net	288	218
Provision for credit losses	1,221	6,113
Origination of loans held for sale	(15,726)	(21,041)
Proceeds from sale of loans held for sale	17,060	20,927
Stock based compensation	53	71
Deferred income taxes	130	(2,038)
Earnings on life insurance policies	(166)	(107)
Loss on sale of securities	55	—
Gain on sale of loans held for sale	(104)	(112)
Gain on sale of real estate owned and repossessed assets	(18)	(8)
Decrease (increase) in:
Accrued interest receivable	505	(59)
Prepaids	269	(117)
Other assets	(76)	(11)
(Decrease) increase in:
Accrued interest payable	(24)	(57)
Accrued income taxes, net of taxes refundable	23	346
Other liabilities	583	(8,414)

Net cash provided by (used in) operating activities	5,896	(5,934)

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	60,267	52,094
Purchase of securities available for sale	(35,838)	(94,116)
Net (increase) decrease in federal funds sold	(5,284)	8,137
Net decrease (increase) in interest-bearing certificates of deposit	2,604	(6,000)
Net increase in loans receivable	(1,485)	(12,182)
Purchase of life insurance policy	(1,000)	—
Purchase of premises and equipment, net of disposals	(122)	(173)
Proceeds from sales of real estate owned and repossessed assets	1,386	181

Net cash provided by (used in) investing activities	20,528	(52,059)

Cash flows from financing activities
Net (decrease) increase in:
Time deposits	(14,203)	4,969
Other deposits	(4,034)	43,961
Securities sold under agreements to repurchase	8,150	3,917
Issuance of preferred stock and warrants	—	8,152
Repayment of long-term borrowing	(5,000)	—
Proceeds from stock options exercised	43	63
Proceeds from issuance of common stock	7	11
Payment of preferred stock dividend	(305)	(221)

Net cash (used in) provided by financing activities	(15,342)	60,852

Net increase in cash	11,082	2,859
Cash and cash equivalents, beginning of period	5,936	4,346

Cash and cash equivalents, end of period	$17,018	$7,205

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

for the Nine Month Periods Ended September 30, 2010 and 2009

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2010	2009

Supplemental cash flow information
Interest paid, including interest credited to accounts	$3,615	$6,062
Income taxes paid	$1,083	$611

Non-cash investing activities
Transfers from loans to real estate owned	$621	$—
Transfers from loans to other assets	$96	$1,021

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the Nine Month Periods Ended September 30, 2010 and 2009

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation have been made. These results are not necessarily indicative of the results that may be expected for the full calendar year

The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Form 10-K. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2010.

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

Note C – Stock Based Compensation

Stock based-compensation expense for the nine month periods ended September 30, 2010 and 2009 was $53,000 and $71,000, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the first three quarters of 2010 and 2009 reflects estimated forfeitures. Stock-based compensation recognized in the three month period ended September 30, 2010 and 2009 was $33,000 and $25,000, respectively.

During the three quarters of 2010 and 2009, there were no options granted to employees or directors of the Company or Bank.

Stock option activity for the nine months ended September 30, 2010 and 2009 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	183,819	$5.05
Grants	—	—
Exercised	(17,776)	2.42
Forfeitures	(6,221)	7.24
Expired	(35,552)	2.42

Outstanding as of September 30, 2010	124,270	$6.06

Exercisable at September 30, 2010	121,378	$6.00	3.0	$41,000

Outstanding at January 1, 2009	216,261	$4.87
Grants	—	—
Exercised	(7,777)	2.64
Forfeitures	—	—

Outstanding as of September 30, 2009	208,484	$4.95

Exercisable at September 30, 2009	194,620	$4.66	2.8	$34,000

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on the last trading day in the first nine months of 2010 and 2009, and the exercise price of the options multiplied by the number of shares) on September 30, 2010 and September 30, 2009. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $28,000 for the nine months ended September 30, 2010, and $2,000 for the nine months ended September 30, 2009. The total fair value of options that vested during the nine month period ending September 30, 2010 was $26,000 and $43,000 for the nine months ended September 30, 2009.

As of September 30, 2010, $8,000 of total unrecognized costs related to unvested options is expected to be recognized over a weighted average period of 1.2 years. As of September 30, 2009, $51,000 of total unrecognized costs related to unvested options was expected to be recognized over a weighted average period of 0.6 years.

During the third quarter of 2010 an employee of the Bank was awarded 5,000 restricted shares and 10,000 deferred restricted share units. The restricted shares vest in two equal installments beginning on September 27, 2011. The deferred restricted share units vest in five equal installments beginning on September 27, 2011 with the issuance of the underlying shares deferred until September 27, 2015. The market value on the award was $4.08 per share. There were no restricted shares granted to employees during the third quarter of 2009.

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

There were no restricted shares granted to employees during the second quarter of 2010. During the second quarter of 2009 an employee of the Bank was awarded 25,000 deferred restricted share units and 10,000 restricted shares. The deferred restricted share units vest in five equal installments beginning on April 27, 2010 with the issuance of the underlying shares deferred until April 27, 2014. The restricted shares vest in two equal annual installments beginning April 27, 2010. The market value of the shares on the date of the award was $3.50 per share. As of September 30, 2010, 5,000 of the 10,000 restricted shares have vested.

There were no restricted shares granted to non-employee directors during the third quarter of 2010 and 2009. During the first quarter of 2010, non-employee directors of the Bank were awarded a total of 15,384 shares of restricted stock at a market value of $3.90 per share in lieu of an annual retainer. These shares vest on January 28, 2011. During the first quarter of 2009, non-employee directors of the Bank were awarded a total of 22,000 shares of restricted stock at a market value of $2.50 per share in lieu of an annual retainer. These shares vested on January 23, 2010. There were no restricted shares granted to non-employee directors during the second quarter of 2010. During the second quarter of 2009, a new non-employee director was awarded 1,005 shares of restricted stock in lieu of a cash retainer at a market value of $2.90 per share. These shares vested on January 23, 2010. The award, which totaled $2,917, was based on the new director’s prorated share of an annual retainer of $5,000.

Non-compensation related expense of $15,000 was recognized for each of the three month periods ended September 30, 2010 and 2009, respectively and $45,000 and $43,000 for the nine month periods ending September 30, 2010 and 2009, respectively relating to the shares issued to non-employee directors. As of September 30, 2010, 6,000 restricted share units of the 92,384 restricted shares and restricted share units outstanding have vested; the remaining 86,384 shares will vest over a weighted average period of 1.3 years.

Restricted stock activity for the nine months ended September 30, 2010 and 2009 was as follows:

	Shares	Weighted Average Grant Price
Outstanding at January 1, 2010	98,005	$3.69
Grants	33,384	3.90
Issued	(28,005)	2.68
Forfeitures	(11,000)	8.92

Outstanding as of September 30, 2010	92,384	$3.45

Outstanding at January 1, 2009	19,150	$8.47
Grants	59,505	3.15
Issued	(8,150)	7.87
Forfeitures	—	—

Outstanding as of September 30, 2009	70,505	$4.05

As of September 30, 2010, $238,000 of total unrecognized costs related to unvested restricted shares and restricted share units is expected to be recognized over a weighted average period of 1.3 years. As of September 30, 2009, $176,000 of total unrecognized costs related to unvested restricted shares and restricted share units was expected to be recognized over a weighted average period of 2.0 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) available to common shareholders	$176	$103	$990	($2,410)
Weighted average common shares outstanding	3,915	3,861	3,906	3,855
Basic Earnings (Loss) Per Common Share	$0.04	$0.03	$0.25	($0.63)

Net income (loss) available to common shareholders	$176	$103	$990	($2,410)
Weighted average common shares outstanding	3,915	3,861	3,906	3,855
Effect of potential dilutive common shares	38	—	38	—
Total weighted average diluted common shares outstanding	3,953	3,861	3,944	3,855
Diluted Earnings (Loss) Per Common Share	$0.04	$0.03	$0.25	($0.63)

Basic earnings (loss) per share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock, restricted share units and warrants. For each of the three and nine months ended September 30, 2010 and 2009, 389,116 and 391,297 shares of common stock, respectively, attributable to outstanding stock options, restricted stock, restricted share units and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

Note E – Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2010
Available for sale
U.S. Government agency	$47,244	$587	$42	$47,789
State and municipal	1,079	38	—	1,117
Mortgage-backed securities	45,190	1,285	140	46,335
Other equity securities	594	33	—	627

	$94,107	$1,943	$182	$95,868

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2009
Available for sale
U.S. Government agency	$55,558	$137	$907	$54,788
State and municipal	1,080	10	1	1,089
Mortgage-backed securities	61,482	615	682	61,415
Other equity securities	578	13	—	591

	$118,698	$775	$1,590	$117,883

The amortized cost and estimated fair value of securities by contractual maturities at September 30, 2010 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Available for Sale
	Amortized Cost	Estimated Fair Value
(dollars in thousands)
Due within one year	$5,067	$5,073
Due after one through five years	12,383	12,472
Due after five through ten years	20,369	20,713
Due after ten years	55,694	56,983
Equity securities	594	627

	$94,107	$95,868

The following table shows the level of the Company’s gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at September 30, 2010.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government agency	$6,778	$29	$975	$13	$7,753	$42
Mortgage-backed securities	1,994	2	2,558	138	4,552	140

	$8,772	$31	$3,533	$151	$12,305	$182

The unrealized losses that exist are the result of market changes in interest rates since the original purchase. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010. The Company has used a variety of tools to analyze the contents of its security portfolio and at this time does not believe that the unrealized losses in the portfolio are other than temporary.

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

An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis. There were no transfers made between Level 1, 2, and 3 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
(dollars in thousands)		at September 30, 2010 Using
Description	Fair Value September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$47,789	$—	$47,789	$—
Issued by State and municipal	1,117	—	1,117	—
Mortgage-backed securities issued by Government agencies	42,706	—	42,706	—
Other debt securities	3,629	—	3,629	—

Total Debt Securities	95,241	—	95,241	—

Investment Securities Available for Sale – Equity Securities
Mutual funds	627	—	627	—

Total Equity Securities	627	—	627	—

Total Assets Measured at Fair Value on a Recurring Basis	$95,868	$—	$95,868	$—

		Fair Value Measurements
(dollars in thousands)		at December 31, 2009 Using
Description	Fair Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$54,788	$—	$54,788	$—
Issued by State and municipal	1,089	—	1,089	—
Mortgage-backed securities issued by Government agencies	56,377	—	56,377	—
Other debt securities	5,038	—	5,038	—

Total Debt Securities	117,292	—	117,292	—

Investment Securities Available for Sale – Equity Securities
Mutual funds	591	—	591	—

Total Equity Securities	591	—	591	—

Total Assets Measured at Fair Value on a Recurring Basis	$117,883	$—	$117,883	$—

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

		Fair Value Measurements
(dollars in thousands)		at September 30, 2010 Using
Description	Fair Value September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans
Commercial	$1,670	$—	$1,670	$—
Commercial real estate	1,431	—	1,431	—
Residential real estate	2,109	—	2,109	—
Construction	2,815	—	2,815	—
Consumer	669	—	669	—

Total loans	8,694	—	8,694	—
Real estate owned	1,739	—	1,739	—
Other assets (repossessed property)	100	—	100	—

Total Assets Measured at Fair Value on a Non-Recurring Basis	$10,533	$—	$10,533	$—

		Fair Value Measurements
(dollars in thousands)		at December 31, 2009 Using
Description	Fair Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans
Commercial	$4,987	$—	$4,987	$—
Commercial real estate	2,217	—	2,217	—
Residential real estate	1,454	—	1,454	—
Construction	4,644	—	4,644	—
Consumer	448	—	448	—

Total loans	13,750	—	13,750	—
Real estate owned	2,398	—	2,398	—
Other assets (repossessed property)	122	—	122	—

Total Assets Measured at Fair Value on a Recurring Basis	$16,270	$—	$16,270	$—

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

Management establishes a specific reserve for loans that have an estimated fair value below the carrying value. Nonperforming loans had a carrying value of $13.2 million as of September 30, 2010. Of the $13.2 million of nonperforming loans, $6.8 million had specific reserves of $2.5 million.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for credit losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the nine months ended September 30, 2010 the Company charged-off $1.8 million of impaired loans to the allowance for credit losses.

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of September 30, 2010 the Company held $1.7 million in real estate owned as a result of foreclosure. Real estate owned carried at appraised value are considered to be using Level 2 inputs. The Company held $2.4 million in real estate owned as a result of foreclosure as of December 31, 2009.

The Company records repossessed assets such as boats, automobiles or equipment at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less selling costs thereafter. Estimated fair value is generally based upon independent values of the collateral obtained through valuation or listing services specifically used for the type of asset repossessed. We consider these collateral values to be estimated using Level 2 inputs. Repossessed assets totaled $100,000 at September 30, 2010 and $122,000 at December 31, 2009.

FASB guidance permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company has not elected the fair value option for any financial assets or liabilities at September 30, 2010.

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

	September 30, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
(dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$17,018	$17,018	$5,936	$5,936
Interest bearing balances with banks	7,396	7,396	10,000	10,000
Federal funds sold	14,112	14,112	8,828	8,828
Investment securities	95,868	95,868	117,883	117,883
Federal Reserve and Federal Home Loan Bank stock	3,080	3,080	3,260	3,260
Loans and loans held for sale, net	272,349	273,207	274,166	274,056
Accrued interest receivable	1,429	1,429	1,934	1,934
Bank owned life insurance	5,392	5,392	4,266	4,266
Real estate owned	1,739	1,739	2,398	2,398
Financial liabilities
Noninterest-bearing deposits	$43,874	$43,874	$40,834	$40,834
Interest-bearing deposits	288,352	289,168	309,629	315,343
Securities sold under agreements to repurchase	22,792	22,792	14,642	14,642
Long-term borrowings	35,000	31,508	40,000	38,308
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	187	187	211	211

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

Note I – New Accounting Pronouncements

Recent Accounting Provisions Adopted

In April 2010, FASB issued ASU No. 2010-18, “Receivables” (Topic 310), Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset. Modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. ASU No. 2010-18 is effective for modifications of loans accounted for within pools for the first interim or annual period ending on or after July 15, 2010 and are to be applied prospectively although early application is permitted. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated, none of which had a material impact on the Company’s financial condition or results of operations.

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

•	Peer Group average loss experience is calculated by averaging the industry loss experience by loan category over the last eight rolling quarters.

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

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Bank’s Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $622,000 for the three month period ended September 30, 2010 and $1.1 million for the same period in 2009. For the nine month periods ended September 30, 2010 and 2009 the Bank recorded provisions of $1.2 million and $6.1 million, respectively. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the level of nonperforming loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans, including loans held for sale, decreased by $2.3 million for the nine months ended September 30, 2010. For the same period the Bank recorded charge-offs of $1.8 million, which included one loan for $1.0 million, on loans deemed uncollectible and recovered $37,000 on previously charged-off loans. As of September 30, 2010, the Bank’s allowance for credit losses was $7.4 million or 2.64% of total loans and 64.9% of nonperforming loans as compared to $7.9 million, or 2.81% of total loans and 47.2% of nonperforming loans as of December 31, 2009.

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

Activity in the allowance for credit losses for the nine months ended September 30, 2010 and 2009 is shown below:

(dollars in thousands)	For the Nine Months
	Ended September 30,
	2010	2009

Total loans outstanding - at September 30(1)	$279,743	$279,144

Average loans outstanding year-to-date(1)	$276,931	$271,843

Allowance for credit losses at beginning of period	$7,926	$4,123

Provision charged to expense	1,221	6,113

Charge-offs:
Commercial loans	1,242	369
Real estate and construction	221	168
Consumer and other loans	327	715

Total	1,790	1,252

Recoveries:
Commercial	3	—
Real estate and construction	3	95
Consumer and other loans	31	13

Total	37	108

Net charge-offs	1,753	1,144

Allowance for credit losses at end of year	$7,394	$9,092

Allowance for credit losses as a percent of total loans	2.64%	3.26%
Net charge-offs as a percent of average loans	0.63%	0.42%

(1)	Includes loans held for sale.

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, loans with repossessed collateral and repossessed assets, totaled $13.2 million at September 30, 2010, compared to $19.3 million at December 31, 2009, a decrease of $6.1 million or 31.6%. The percentage of nonperforming assets to total assets was 3.06% at September 30, 2010, compared to 4.35% at December 31, 2009. The decrease in nonperforming assets was principally attributable to the payoff of one commercial loan ($4.6 million) that had been classified as nonperforming, the transfer of two loans ($2.6 million) to performing status, a $1.0 million partial charge-off of a loan with the remaining balance still considered to be nonperforming and the addition of a $1.1 million commercial construction loan.

The $13.2 million in nonperforming assets at September 30, 2010 included $10.6 million in nonaccrual loans, $763,000 in loans delinquent 90 days or more and $1.8 million in other assets. Of the $11.4 million in nonaccrual and loans delinquent 90 days or more at September 30, 2010, $8.2 million were secured by real estate, $2.4 million were commercial loans and $770,000 were consumer and other loans. At December 31, 2009 assets classified as nonperforming totaled $19.3 million and consisted of $16.8 million in nonaccrual loans and loans delinquent 90 days or more and $2.5 million in other assets. Included in the $16.8 million of nonaccrual and loans delinquent 90 days or more was $9.5 million of loans secured by real estate, $6.7 million of commercial and $517,000 of consumer and other loans.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

During the first nine months of 2010, the Company strategically lowered total assets ending the third quarter at $432.5 million as of September 30, 2010 compared to $444.3 million at December 31, 2009. Total assets decreased $11.8 million or 2.7% for the nine months ended September 30, 2010. In the first quarter of 2010 the Company’s used low yielding federal funds sold to pay down $5.0 million of higher priced Federal Home Loan Bank convertible debt.

The Company lowered the average maturity of its investment portfolio by selling a number of longer term government agency securities and several private issued mortgage-backed securities. The redemption of a number of callable securities immediately prior to September 30, 2010 resulted in an increase in federal funds sold balances and a decrease in investment securities. Investment securities decreased $22.0 million or 18.7% compared to December 31, 2009.

Gross loans including loans held for sale at September 30, 2010 totaled $279.7 million compared to $282.0 million at December 31, 2009, a decrease of $2.3 million or 0.8%. Loan production improved slightly during the most recent quarter but for the nine months ended September 30, 2010 continued to be negatively impacted by general economic conditions. The decrease in loans can be attributed to the sale of $1.5 million (net of new loans originated) of mortgage loans held for sale, the payoff of $3.5 million of commercial and real estate loans and the $1.0 million partial charge-off of a commercial term loan.

Deposits of $332.2 million at September 30, 2010 represent a decrease of $18.2 million or 5.2% from December 31, 2009 deposits of $350.5 million. Certificates of deposit decreased $14.2 million or 14.7% as certificates of deposit opened by customers primarily to take advantage of higher yields were not renewed at maturity when yields were reduced. Partially offsetting the decrease in certificates of deposit was an increase in demand deposit balances of $3.0 million or 7.4%.

The Company maintained $5,000,000 in variable rate capital securities that had been issued to institutional investors. The securities take the form of junior subordinated debentures. The current rate on these debentures is 3.44%. The capital securities are scheduled to mature on March 26, 2033. The capital securities are now callable on a quarterly basis.

On January 30, 2009, the Company sold 8,152 shares of the Series A Preferred Stock, having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to Treasury under TARP CPP for a total purchase price of $8,152,000.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009.

General. The Company recorded net income of $1.4 million for the nine months ended September 30, 2010, compared to a net loss of $2.1 million, for the nine months ended September 30, 2009. Net income available to common shareholders for the nine months ended September 30, 2010 was $990,000 or $0.25 per basic and diluted common shares compared to a net loss of $2.4 million or ($0.63) per basic and diluted shares available to common shareholders for the nine months ended September 30, 2009. Net interest income increased by $1.3 million or 12.8% for the nine months ended September 30, 2010 compared to the same period in 2009. The provision for credit losses decreased $4.9 million or 80.0% from $6.1 million for the nine months ended September 30, 2009 to $1.2 million for the nine months ended September 30, 2010. The decrease in provision expense was the result of improved asset quality and a decrease in outstanding loan balances as of September 30, 2010 compared to September 30, 2009.

Interest Income. Total interest income decreased $696,000 or 4.4% for the nine months ended September 30, 2010 compared to the same period in 2009 as a result of lower yields on real estate loans and investment securities. Interest on investment securities decreased $739,000 or 19.5% as the yield on the portfolio decreased to 3.78% from 4.65% for the nine months ended September 30, 2010 compared to the same period in 2009. Income on the loan portfolio increased $90,000 for the nine months ended September 30, 2010 to $11.9 million from $11.8 million for the nine months ended September 30, 2009 due in part to an increase in average loan balances of $5.1 million and the recognition of income from several loans previously classified as nonaccrual that had either been paid off or returned to performing status as of September 30, 2010. The yield, however, on the loan portfolio decreased to 5.76% for the nine months ended September 30, 2010 from 5.83% for the nine months ended September 30, 2009.

Interest Expense. Total interest expense decreased by $2.0 million or 35.4% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease was due to reducing the yields on the Company’s interest-bearing accounts including the “Superior Savings” product. The Company’s savings product had an average balance of $141.4 million for the nine months ended September 30, 2010 and a yield of 1.03% compared to an average balance of $141.8 million and a yield of 1.90% for the nine months ended September 30, 2009. Contributing to the decrease in interest expense was the lower yields on all other deposit products, primarily money market accounts and certificates of deposit and the lower yields on repurchase agreements and junior subordinated debt. The average rate of interest paid on all interest-bearing liabilities was 1.36% for the nine months ended September 30, 2010 compared to 2.02% for the nine months ended September 30, 2009. Interest expense on long-term borrowings and junior subordinated debentures was $1.0 million for the nine months ended September 30, 2010 compared to $1.1 million for the nine months ended September 30, 2009, a decrease of $86,000. The decrease was a result of the yield on the trust preferred securities decreasing to 3.56% for the nine months ended September 30, 2010 compared to 4.28% for the same period in 2009.

Net Interest Income. Net interest income increased by $1.3 million or 12.8% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was primarily the result of the lower overall cost of deposits and borrowed funds. The Company’s cost of funds decreased to 1.22% for the nine months ended September 30, 2010 compared to 1.83% for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, the net interest margin increased to 3.68% compared to 3.18% for the nine months ended September 30, 2009. The increase in net interest margin was primarily the result of the lower cost of funds. The yield on earning assets decreased to 4.85% for the nine months ended September 30, 2010 from 4.95% for the same period in 2009. Approximately $280,000 of interest and fees on loans previously categorized as nonaccrual was recognized during the nine month period end September 30, 2010. Approximately $30,000 in interest was reversed on loans placed on nonaccrual during the same period. During the nine months ended September 30, 2009 a reduction in income due to the reversal of previously earned interest on loans categorized as nonaccrual of $101,000 was recognized.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $1.2 million for the nine months ended September 30, 2010 compared to $6.1 million for the same period in 2009. The provision was based on the composition and credit quality of the loan portfolio as of September 30, 2010 and reflected the loss experience used to calculate the allowance for credit losses and the qualitative factors relating to local economic conditions. Total gross loans decreased by $2.3 million for the nine month period ended September 30, 2010 compared to December 31, 2009. The Bank recorded net charge-offs on loans deemed uncollectible of $1.8 million for the nine months ended September 30, 2010 including the charge-off of one loan for $1.0 million compared to net charge-offs of $1.1 million for the same period in 2009.

Noninterest Income. Total noninterest income of $1.4 million reflected a decrease of $78,000 or 5.4% for the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in noninterest income was due to a reduction in rental income as a result of the conclusion, in December 2009, of the sublet agreement of a portion of the Bank’s headquarters building, a decrease in fees earned from the Bank’s mortgage operations and losses recorded on the sale of several investment securities.

Noninterest Expense. Total noninterest expense increased by $537,000 or 6.0% for the nine months ended September 30, 2010 compared to the same period in 2009. The increase in total noninterest expense during the first nine months of 2010 compared with the same period in 2009 resulted from increased personnel expense of $443,000 related to staff additions and increased benefit costs. Other expense increased by $170,000 over the same period in 2009 primarily due to costs associated with managing real estate owned and repossessed assets. FDIC expense decreased $37,000 for the nine month period ending September 30, 2010 as the nine month period ended September 30, 2009 included a Special Assessment from the FDIC. Contributing to the decrease in FDIC expense was lower deposit levels, which were partially offset by higher assessment rates.

Income Tax Expense. The Company recorded income tax expense for the nine-month period ended September 30, 2010 of $754,000 compared to a tax benefit of $1.4 million recorded for the nine months ended September 30, 2009 as a result of the net loss incurred for the nine months ended September 30, 2009. The Company’s combined effective federal and state income tax rate was approximately 35.8% (expense) for the nine months ended September 30, 2010 versus 39.7% (benefit) for the nine months ended September 30, 2009. The decrease in the effective tax rate for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was the result of being able to exclude a higher level of state tax exempt investment income.

The table below sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Rate/Volume Analysis

(dollars in thousands)	Nine Months Ended September 30, 2010 vs. 2009
		Due to Change in
	Increase or (Decrease)	Volume	Rate	Rate/ Volume
Interest income on:
Loans	$90	$222	($129)	($3)
Investment securities available for sale	(739)	(30)	(715)	6
Interest-bearing deposits with banks	(30)	(35)	18	(13)
Federal funds sold and other overnight investments	(17)	25	(27)	(15)

Total interest income	(696)	182	(853)	(25)

Interest expense on:
NOW accounts	(4)	4	(7)	(1)
Money market accounts	(104)	(30)	(81)	7
Savings accounts	(928)	(7)	(924)	3
Certificates of deposit	(852)	(195)	(725)	68
Securities sold under agreements to repurchase	(14)	(1)	(13)	—
Long-term borrowing	(59)	(83)	26	(2)
Guaranteed preferred beneficial interests in junior subordinated debentures	(27)	—	(27)	—

Total interest expense	(1,988)	(312)	(1,751)	75

Net interest income	$1,292	$494	$898	($100)

Consolidated Average Balances, Yields and Rates

(dollars in thousands)	Nine Month Periods Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest earning assets
Interest-bearing deposits with banks	8,194	18	0.29%	13,727	48	0.47%
Federal funds sold and other overnight investments	$21,234	$29	0.18%	$30,086	$46	0.20%
Investment securities available for sale	108,046	3,056	3.78%	108,893	3,795	4.65%
Loans (2)	276,931	11,934	5.76%	271,843	11,844	5.83%

Total interest earning assets	414,405	15,037	4.85%	424,549	15,733	4.95%

Noninterest earning assets
Cash and due from banks	5,808			7,037
Other assets	15,401			13,022

Total Assets	$435,614			$444,608

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities
NOW accounts	$29,743	$35	0.16%	$26,919	$39	0.19%
Money market accounts	42,236	217	0.69%	46,642	321	0.92%
Savings accounts	141,354	1,084	1.03%	141,830	2,012	1.90%
Certificates of deposit	87,439	1,220	1.87%	96,527	2,072	2.87%
Securities sold under agreements to repurchase	14,958	77	0.69%	15,060	91	0.81%
Long-term borrowings	36,424	868	3.19%	40,000	927	3.10%
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	133	3.56%	5,000	160	4.28%

Total interest-bearing liabilities	357,154	3,634	1.36%	371,978	5,622	2.02%

Noninterest-bearing liabilities
Noninterest-bearing deposits	42,194			38,477
Other liabilities	1,724			2,005
Stockholders’ Equity	34,542			32,148

Total Liabilities and Stockholders’ Equity	$435,614			$444,608

Interest rate spread			3.49%			2.93%
Ratio of interest earning assets to interest-bearing liabilities			116.03%			114.13%
Net interest income and net interest margin		$11,403	3.68%		$10,111	3.18%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.
(2)	Includes loans held for sale.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009.

General. The Company recorded net income for the three months ended September 30, 2010 of $299,000 compared to net income of $223,000 for the three months ended September 30, 2009. Net income available to common shareholders was $176,000 or $0.04 per basic and diluted common share, compared to a net income available to common shareholders of $103,000 or $0.03 per basic and diluted common share for the three months ended September 30, 2009. Net interest income decreased by $121,000 or 3.2% for the three months ended September 30, 2010 compared to the same in period in 2009. The Bank recorded $622,000 in provision for credit losses during the three months ended September 30, 2010, compared to $1.1 million in provision for credit losses during the same period in 2009.

Interest Income. Interest income decreased $633,000 or 11.7% for the quarter ended September 30, 2010 compared to the same quarter in 2009 as a result of a decrease in the level of average earning assets, a decrease in the yield on the loan portfolio and a decrease in the level and yield on the investment portfolio. Average earning assets decreased $18.2 million to $409.5 million for the quarter ended September 30, 2010 from $427.7 million for the same period in 2009 while the yield on loan portfolio decreased to 5.62% from 5.72% for the three months ended September 30, 2010 compared to September 30, 2009. The decrease in earning assets was the result of a reduced level of investment securities as funds received for called securities were used to repay $5.0 million of Federal Home Loan Bank convertible advances and to fund the attrition of deposit balances as the Bank lowered interest rates on the majority of its deposit products. Income on the investment portfolio decreased $594,000 for the quarter ended September 30, 2010 compared to the same period in 2009 as average investment security balances decreased by $27.0 million compared to the same period in 2009 and the yield decreased to 3.28% from 4.44% for the same period.

Interest Expense. Interest expense decreased by $512,000 or 31.9% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 while average interest-bearing deposit balances decreased $20.0 million. The decrease in average interest-bearing deposit balances was a result of lowering the rates offered on the majority of its deposit product, resulting in planned run-off of the previously higher paying account types such as certificates of deposit. Interest expense on interest-bearing deposits for the quarter ending September 30, 2010 was $734,000 compared to $1.2 million for the same period in 2009, a 39.5% decrease. The decrease in interest expense was due to the lower cost of all interest-bearing deposit types with the yield dropping to 0.99% for the three months ended September 30, 2010 compared to 1.54% for the three months ended September 30, 2009. A decrease in the Company’s cost of savings accounts to 0.89% from 1.34%, a decrease in the cost of the Company’s money market accounts to 0.57% from 0.85% and a decrease to 1.69% from 2.56% in the cost of the Company’s certificates of deposit contributed to the reduction in interest expense. The total yield on interest-bearing liabilities decreased for the quarter ended September 30, 2010 to 1.24% from 1.71% for the quarter ended September 30, 2009. The Company’s overall cost of funds decreased to 1.10% from 1.54% for the same periods. Interest expense on long-term borrowings and junior subordinated debentures was $332,000 for the three months ended September 30, 2010 compared to $360,000 for the three months ended September 30, 2009, a decrease of $28,000 as average long-term borrowings decreased to $40.0 million from $45.0 million. The cost of borrowings for the three month periods ending September 30, 2010 and 2009 increased slightly to 3.29% from 3.17% for the same period in 2009.

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

Net interest income decreased by $121,000 or 3.2% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decline was due primarily to a decrease in the yield on earning assets.

For the three months ended September 30, 2010, the net interest margin improved to 3.56% compared to 3.52% for the three months ended September 30, 2009, with the interest rate spread for the same period increasing to 3.38% in the third quarter of 2010 from 3.31% in the same quarter in 2009. The increase in the net interest margin was the result of a decrease in the yield paid on interest-bearing liabilities to 1.24% from 1.71%. The returns on federal funds sold, interest bearing balances with banks, and the overall investment portfolio were negatively impacted by the lower rate environment as re-investment rates have continued to fall quarter over quarter.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $622,000 for the three months ended September 30, 2010 compared to $1.1 million for the same period in 2009. The decrease in provision was due to in part to lower levels of nonperforming assets and lower loans outstanding. The Bank recorded net charge-offs of $9,000 for the quarter ended September 30, 2010 compared to net charge-offs of $529,000 for the three months ended September 30, 2009. The third quarter 2009 charge-offs were predominately boat loans while there were no such charge-offs in the third quarter 2010. Nonperforming assets totaling $13.2 million at quarter-end and were comprised of $10.6 million of nonaccrual loans, $763,000 in loans delinquent greater than ninety days and $1.8 million in other assets.

Noninterest Income. Noninterest income decreased by $13,000 or 2.7% to $469,000 for the three months ended September 30, 2010 from $482,000 for the same period of 2009. Improvement in income earned on bank-owned life insurance and fees on loans held for sale was offset by a reduction in rental income and due to losses on the disposition of repossessed assets. The reduction in rental income was the result of the conclusion, in December 2009, of the sublet agreement of a portion of the Bank’s headquarters building.

Noninterest Expense. Noninterest expense increased by $258,000 or 9.2% for the three months ended September 30, 2010 compared to the same quarter in 2009. The increase in noninterest expense was the result of higher compensation expense. Offsetting a portion of the increase were lower professional fees, primarily legal expenses of $102,000 compared to the same quarter in 2009. Included in 2009 results were significant legal fees related to loan collection efforts.

Income Tax Expense. The Company recorded tax expense of $154,000 for the three-month period ended September 30, 2010. The Company’s combined effective federal and state income tax rate was approximately 34.0% for the three months ended September 30, 2010 versus 38.9% for the three months ended September 30, 2009. The decrease in the effective tax rate for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was the result of being able to exclude a higher level of state tax exempt investment income.

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

The Company’s major source of liquidity is its deposit base. At September 30, 2010, total deposits were $332.2 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $249.5 million or 75.1% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 2010, deposits with banks, federal funds sold and other overnight investments totaled $36.8 million while investment securities available-for-sale totaled $95.9 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for banks up to 40% of the bank’s total assets. The Bank currently has an approved line of credit with the FHLB of 25% of total assets with the ability to request an increase in the line if necessary. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At September 30, 2010, the Bank had a $108.1 million credit limit with the FHLB with advances outstanding of $35.0 million. The Bank had loans currently pledged as collateral sufficient to borrow up to $9.4 million of the remaining $73.1 million from the FHLB. The Bank also has the ability to borrow from the Federal Reserve Bank’s discount window. Additional collateral including cash, investment securities and home-equity loans are available for pledging purposes in the event the Bank would need to draw on the unused portion of the line of credit. Additionally, at September 30, 2010, the Bank had available credit with its correspondent banks of $14.2 million.

Capital Resources

Total stockholders’ equity was $35.3 million at September 30, 2010, representing an increase of $2.7 million or 8.3% from December 31, 2009. The growth of stockholders’ equity in the first nine months of 2010 was primarily attributable to net income of $1.3 million and an increase in the accumulated other comprehensive income of $1.6 million resulting from higher market values of securities available-for-sale. Offsetting these increases was a decrease in retained earnings from the declaration of $305,000 in preferred stock dividends.

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

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	September 30, 2010	December 31, 2009	Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	13.0%	12.5%	4.0%	6.0%
Total Capital	14.3%	13.7%	8.0%	10.0%
Tier 1 Leverage Ratio	9.0%	8.6%	4.0%	5.0%

As of September 30, 2010, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Secretary of the Treasury Treasury to establish the TARP. Pursuant to TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In addition, under TARP, the Treasury created the CPP, pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On January 30, 2009, the Company sold 8,152 shares of the Series A Preferred Stock, having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000.

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

Certain provisions of the Dodd-Frank Act relevant to the business of the Company and the Bank are summarized below:

•

Creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

•	Gives state attorney generals the ability to enforce federal consumer protection laws.

•	Eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.

•	Enhances lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower.

•	Increased capital and liquidity requirements.

•	Increased regulatory examination fees.

•	Broadens the base for FDIC insurance assessments from deposits to average consolidated total assets less tangible equity capital of a financial institution.

•

Makes permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance through December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions. Requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.

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

•

Exempts non-accelerated filers, such as the Company, from the auditor attestation requirements on management’s assessment of internal controls. However, the requirement of an assessment by management of the issuer’s internal controls is not affected by this amendment.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Reserved

Item 5 – Other Information

None

Item 6 – Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Annapolis Bancorp, Inc.**
3.3	Articles of Incorporation of BankAnnapolis***
3.4	Bylaws of BankAnnapolis***
4.0	Stock Certificate of Annapolis National Bancorp, Inc.*
4.1	Form of Stock Certificate for the Fixed Rate Cumulative Preferred Stock, Series A. *******
4.2	Warrant To Purchase 299,706 Shares of Common Stock Of Annapolis Bancorp, Inc. *******
10.1	Annapolis National Bancorp, Inc. Employee Stock Option Plan*+
10.2	Annapolis National Bancorp, Inc. 2000 Employee Stock Option Plan****
10.3	Annapolis Bancorp, Inc. 2006 Stock Incentive Plan*****
10.4	Form of Stock Option Award Agreement*****
10.5	Form of Restricted Share Award Agreement*****
10.6	Form of Deferral Election Agreement for Deferred Share Units*****
10.7	Annapolis Bancorp, Inc. 2007 Employee Stock Purchase Plan ******
10.8	Securities Purchase Agreement by and between the United States Department of the Treasury and Annapolis Bancorp, Inc. dated January 30, 2009*******
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended (filed herewith)
31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith)

+	Management contract or compensatory plan or arrangement.
*	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, filed with the Securities and Exchange Commission on June 23, 1997.
**	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 23, 2007.
***	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.
****	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2000 annual meeting, filed with the Securities and Exchange Commission on April 5, 2000.
*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on August 8, 2006.
******	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2007 annual meeting, filed with the Securities and Exchange Commission on April 13, 2007.
*******	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC.
(Registrant)

Date:	November 12, 2010	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer
(principal executive officer)

Date:	November 12, 2010	/s/ Edward J. Schneider
Edward J. Schneider
Chief Financial Officer
(principal accounting and financial officer)