Form 10-K
period 2010-12-31
ANNAPOLIS BANCORP INC
filed 2011-03-25
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The aggregate market value of the outstanding Common Stock held by nonaffiliates was $7,428,310 as of June 30, 2010 based on a sales price of $4.30 per share of Common Stock.

The number of shares outstanding of the registrant’s Common Stock was 3,943,332 as of March 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-K.

PORTIONS OF THE PROXY STATEMENT FOR THE 2011 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 19, 2011, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

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

The Company and later the Bank were formed by a group of businessmen who at the time the Company was organized were dissatisfied with the banking opportunities available in the Annapolis area. The Bank grew based upon a real desire to serve people and business in the Annapolis region. Throughout the Company’s history the Board of Directors has attempted to and succeeded in hiring talented and competent community bankers to lead the Company and Bank as its Senior Management Team.

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

Lending Activities

The Bank’s primary business is to make loans. Outstanding loan balances account for 64.8% of total assets at December 31, 2010. The Bank offers a wide selection of consumer loans to individuals primarily through its branch network. The Bank does a majority of its consumer lending on a secured basis with the highest percentage of loans secured by first and second liens on one- to four-family owner occupied residences. The Bank will originate and maintain servicing rights on some loans and sell others into the secondary market. In addition to consumer mortgage loans the Bank offers a variety of home equity products including fixed rate amortizing term loans and revolving lines of credit. The Bank generally requires that the loan to value for such loans be below 80%. The Bank also offers new and used auto loans and to a lesser extent boat loans.

The Bank provides numerous commercial lending products and services to businesses operating in the Bank’s primary market area. These loans consist of lines of credit, which may require an annual repayment, adjustable-rate loans with terms of five to seven years, and fixed-rate loans with terms of up to five years. Such loans are generally secured by receivables, inventories, equipment and other assets of the business. The Bank generally requires personal guarantees on its commercial loans. The Bank also offers unsecured commercial loans to businesses on a selective basis. These types of loans are made to existing customers and are of a short duration, generally one year or less. The Bank also originates commercial loans which are guaranteed by the Small Business Administration. The Bank has been a participant in a variety of SBA loan programs. Refer to pages 19 to 25 for a more detailed discussion on the Bank’s lending activities.

Investment Activities

The Bank’s second largest asset is its investment portfolio, accounting for 22.3% of total assets at December 31, 2010. The investment portfolio generally consists of U.S. Government and Agency notes, and government guaranteed and private label mortgage backed securities. Management invests excess liquidity following specific policies and procedures that limit the Bank’s exposure to any one type of investment. The Bank’s policy generally requires that each new investment be rated “A” or better. All investments are made with the intent to preserve and protect the capital of the Bank.

Investment targets such as total investment securities, the mix of investment products and the average life of the investment are derived from the Bank’s strategic plan and expected liquidity requirements. Strategies to achieve these targets are the responsibility of the Bank’s Asset and Liability Committee. For a further discussion on the Bank’s investment activities refer to pages 18 and 19.

Employees

At December 31, 2010 the Bank employed 91 full-time and 10 part-time individuals. Seven of these individuals are executive officers of the Bank. None of the employees are employees of the Company. The Bank provides both full- and part-time individuals with a comprehensive benefit program that includes health and dental insurance, Bank paid life and short-and long-term disability insurance, access to vision and catastrophic health insurance and a 401(k) plan.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on the Company’s business operations as its provisions take effect.

The Company may be affected by the following provisions of the Dodd-Frank Act:

•

Holding Company Capital Requirements – The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository holding companies that are no less stringent than those that apply to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. The Company’s trust preferred securities were issued prior to May 19, 2010 and will not need to be excluded from Tier 1 capital.

•

Deposit Insurance – The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provided unlimited federal deposit insurance until January 1, 2013, for noninterest-bearing demand transaction accounts at all depository institutions. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premium paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount total insured deposits and eliminating the requirement that the FDIC pays dividends to depository institutions when the reserve ratio exceeds certain threshold. In December 2010, the FDIC increased the reserve ratio to 2.0 percent. The Dodd-Frank Act also eliminates the federal statutory prohibitions against the payment of interest on business transaction and other accounts.

•

Corporate Governance – The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. It will also mandate the enhancement of independence requirements of the compensation committee and adopt incentive based clawback policies for executive officers. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

•

Prohibition Against Charter Conversions of Troubled Institutions – Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

•

Interstate Branching – The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely. The Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of federally regulated banks from availing themselves of such preemptions.

•

Limits on Derivatives – Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrowers limit of the state in which the bank is chartered takes into considerations credit exposure to derivative transactions. For this purpose, derivative transactions includes any contract, agreement, swap, warrant note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure of occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates indices or other assets.

•

Transactions with Affiliates or Insiders – Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution and its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved by the disinterested directors.

•

Debit Card Interchange Fees – Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks, that, together with their affiliates, have assets of less than $10 billion.

•

Consumer Financial Protection Bureau – The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Graham-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with assets in excess of $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•

Financial Stability Oversight Council – The Dodd-Frank Act creates the Financial Oversight Stability Council that will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•

Mortgage Reform – The Dodd-Frank Act provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

•	Well Capitalized and Well Managed – The Dodd-Frank Act requires financial holding companies, such as the Company, to be well capitalized and well managed as of July 21, 2011.

•

The Electronic Fund Transfer Act – The Dodd-Frank Act amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

The Bank

The Bank is regulated by the State of Maryland Department of Labor, Licensing and Regulation. The Bank is subject to extensive regulation, examination and supervision by the State of Maryland as its primary regulator, the Federal Reserve Bank of Richmond as its secondary regulator and the FDIC, as the deposit insurer. The Bank must file reports with the Federal Reserve and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of other institutions. The state and the Federal Reserve conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. Many aspects of the Bank’s operations are regulated by federal law including allowable activities, reserves against deposits, branching, mergers and investments. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the State of Maryland, the Federal Reserve, the FDIC or Congress, could have a material adverse impact on the Company or the Bank and their operations.

Insurance of Deposit Accounts. The Bank’s deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. Under the Dodd-Frank Act, the maximum deposit insurance amount is permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest bearing transaction accounts until December 31, 2012.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35%. The FDIC is required to attain this ratio by September 30, 2020. In addition, the Dodd-Frank Act will have a significant impact on the calculation of deposit insurance premiums going forward. On February 7, 2011 the FDIC Board approved a final rule that changes the assessment base for insurance premiums from domestic deposits to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The rule defines tangible equity as Tier 1 capital. The rule requires banks under $1 billion in assets to report average weekly balances during the calendar quarter unless they elect to report daily averages. The new rate schedule and other revisions to the assessment rates will become effective April 1, 2011, to be used to calculate the June 2011 assessments which will be paid in September 2011.

On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. On December 30, 2009 the Bank prepaid $2.2 million in FDIC insurance for 2010, 2011 and 2012 estimated assessments. As of December 31, 2010 the Bank had $1.6 million prepaid in FDIC insurance for the 2011 and 2012 estimated assessments.

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

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2010 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations, as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

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

ITEM 2. PROPERTIES

The executive offices of the Company and the Bank are located at 1000 Bestgate Road, Suite 400, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 2010:

	Leased/ Owned	Original Year Leased or Location Acquired	Year of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2010 ($000)

Administration (2), (3)	Owned	2001	N/A	$4,434
Bestgate	Owned	2001	N/A	1,249
Edgewater	Land Leased	1996	2016 (1)	505
Cape St. Claire	Leased	1995	2015 (1)	15
Kent Island	Land Leased	1990	2023 (1)	1,530
Severna Park	Leased	1996	2013 (1)	15
BayWoods	Leased	2003	2013 (1)	5
Market House (4)	Leased	2006	2011 (1)	69
Annapolis Towne Centre	Leased	2008	2018 (1)	318

(1)	These leases may be extended at the option of the Company for periods ranging from one to twenty years.
(2)	The Company owns an undeveloped piece of property in Odenton, Maryland for future branch expansion.
(3)	The Company has entered into a long-term lease for a location in Waugh Chapel in Anne Arundel County, Maryland, the property is undeveloped and lease payments have not commenced.
(4)	The Company has notified its regulators and customers of its intent to close this branch effective May 27, 2011 and transfer all related deposits to its Bestgate branch.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Value and Dividend Information

The Company’s common stock is listed on The NASDAQ Capital Market® under the symbol “ANNB.” The Company’s stock began trading on October 1, 1997. At March 1, 2011 the closing price was $4.48 per share.

As of March 1, 2011 the Company has outstanding 3,943,332 shares of common stock held by approximately 201 shareholders of record. On January 30, 2009 the Company sold 8,152 shares of Series A Preferred Stock to one shareholder, the Treasury under the Treasury’s TARP CPP. The shares have a liquidation preference of $1,000 per share for an aggregate purchase price of $8.152 million. The Company has also issued a warrant to purchase 299,706 shares of common stock which may be purchased upon exercise of the warrant at a price of $4.08 per share. The warrant is also issued to the Treasury under the CPP. The warrant expires on January 30, 2019. The issuances of the warrant and the Series A Preferred Stock were completed in a private placement to Treasury exempt from the registration requirements of the Securities Act of 1933.

Under the terms of the CPP the Company will be required to pay a 5% per annum dividend on the Series A Preferred Stock for the five years beginning January 30, 2009 ending February 15, 2014 and a 9% dividend for the period thereafter. The first dividend was paid to the Treasury on May 15, 2009 and with future dividend payments due quarterly thereafter. During 2010 $407,600 in dividends were paid to the Treasury.

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

A summary of the Company’s quarterly stock prices is shown below:

	2010			2009
	Stock Price Range		Per Share Dividend	Stock Price Range		Per Share Dividend
Quarter	High	Low		High	Low

1st	$4.18	$2.02	$0.0000	$4.12	$2.07	$0.0000
2nd	4.50	3.06	0.0000	5.00	2.74	0.0000
3rd	4.40	3.55	0.0000	3.50	2.30	0.0000
4th	4.50	3.45	0.0000	3.10	2.85	0.0000

The closing price of the Company’s stock at December 31, 2010 was $4.32 per share.

The table setting forth Securities Authorized for Issuance Under Equity Compensation Plans can be found under Item 12 on page 57 of this report.

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

Selected Consolidated Financial Highlights

Selected Consolidated Financial Data at and for years ended December 31,

Selected Financial Data	2010	2009	2008	2007	2006
		(Dollars in thousands, except per share data)

Total assets	$432,140	$444,332	$394,916	$361,879	$351,861
Total loans, net	273,063	274,032	264,093	243,905	219,794
Total deposits	340,914	350,463	300,627	291,589	274,175
Securities sold under agreement to repurchase	14,558	14,642	12,639	13,337	17,734
Short-term debt	—	—	—	4,170	—
Long-term debt	40,000	45,000	45,000	25,000	35,000
Stockholders’ equity	34,774	32,632	26,814	26,852	24,121

Selected Operating Data
Interest income	$19,853	$21,226	$21,800	$22,466	$19,846
Interest expense	4,633	7,135	8,765	10,616	8,034

Net interest income	15,220	14,091	13,035	11,850	11,812
Provision for credit losses	2,148	6,540	2,375	448	12

Net interest income after provision for credit losses	13,072	7,551	10,660	11,402	11,800
Noninterest income	1,815	1,989	1,753	1,831	1,850
Noninterest expense	12,385	12,405	10,325	9,490	8,959

Income (loss) before income taxes	2,502	(2,865)	2,088	3,743	4,691
Income tax expense (benefit)	886	(1,158)	661	1,319	1,740

Net income (loss)	$1,616	($1,707)	$1,427	$2,424	$2,951
Preferred stock dividend and discount accretion	485	442	—	—	—

Net income (loss) available to common shareholders	$1,131	($2,149)	$1,427	$2,424	$2,951

Key Financial Ratios and Other Data	2010	2009	2008	2007	2006
Return on average assets
Net income (loss) divided by average assets	0.37%	(0.38%)	0.38%	0.69%	0.93%
Return on average equity
Net income (loss) divided by average equity	4.68%	(5.24%)	5.41%	9.51%	13.21%
Equity to asset ratio
Average equity divided by average assets	7.93%	7.33%	7.01%	7.28%	6.96%
Diluted earnings (loss) per common share	$0.29	($0.56)	$0.35	$0.58	$0.70
Book value per common share	$6.81	$6.39	$6.98	$6.69	$5.88
Tangible book value per common share	$6.81	$6.39	$6.98	$6.69	$5.88
Number of common shares outstanding	3,922,006	3,867,006	3,842,943	4,014,928	4,101,893
Efficiency ratio	72.70%	77.15%	69.82%	69.37%	65.58%
Interest rate spread	3.47%	3.07%	3.28%	3.06%	3.47%
Net interest margin	3.66%	3.32%	3.65%	3.59%	3.96%
Risk based capital ratio – Tier 1	12.80%	12.45%	11.37%	12.49%	12.74%
Risk based capital ratio – Total	14.06%	13.72%	12.62%	13.39%	13.58%

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

The Company reported net income for 2010 of $1.6 million, an increase of $3.3 million or 194.7% from a net loss of $1.7 million in 2009. Net income available to common shareholders after accruing for preferred stock dividends and discount accretion for 2010 was $1.1 million compared to a net loss of $2.1 million in 2009. The increase in 2010 earnings was primarily due to the lower provision for credit losses ($2.1 million in 2010 compared to $6.5 million in 2009) and higher net interest income primarily due to decreased interest expense. The net income per diluted common share was $0.29 compared to a net loss of $0.56 per diluted common share in 2009.

The primary source of income of the Bank is interest on its loan and investment portfolios, while one of the principal expenses of the Bank is interest on its deposit accounts and borrowings. The difference between interest income on interest earning assets and interest expense on interest bearing liabilities is referred to as net interest income. Net interest income was $15.2 million for 2010, an increase of $1.1 million or 8.0% compared to $14.1 million in 2009. Total assets were $432.1 million as of December 31,

2010, a $12.2 million or a 2.7% decrease compared to December 31, 2009 total assets of $444.3 million. The Company’s return on average assets was 0.37% and (0.38%) for the years ending December 31, 2010, and 2009, respectively. The Company’s return on average equity was 4.68% and (5.24%) for the years ending December 31, 2010, and 2009, respectively.

At December 31, 2010 the Bank’s gross loan portfolio, including loans held for sale totaled $280.1 million. Of this amount, $51.3 million or 18.3% were commercial loans, $94.9 million or 33.9% were commercial real estate loans, $33.5 million or 12.0% were construction loans, $53.0 million or 18.9% were one- to four-family residential mortgage loans, $36.7 million or 13.1% were home equity loans, and $10.7 million or 3.8% were consumer and other loans.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements which can be found on page 34 and continuing to page 36. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements found on pages 34 and 35 describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Credit Risk Management section of this financial analysis.

Financial Condition as of December 31, 2010 and 2009 and Results of Operations for the Years then Ended

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

Total assets decreased by $12.2 million or 2.7% during 2010 to $432.1 million from $444.3 million at December 31, 2009 as the Company strategically reduced total assets in response to the continued weak loan demand. Total deposits and securities sold under agreements to repurchase, the Company’s primary sources of funds, decreased $9.6 million or 2.6% to $355.5 million from $365.1 million at December 31, 2009. Time deposits totaled $77.6 million or 22.8% of the Bank’s total deposits at December 31, 2010, compared to $96.9 million or 27.7% in 2009. Savings and money market accounts, the largest portion of the Bank’s total deposits, totaled $184.6 million or 54.1% of the Bank’s total deposits at December 31, 2010, compared to $182.6 million or 52.1% in 2009. NOW accounts totaled $33.2 million or 9.7% and $30.2 million or 8.6% of total deposits at December 31, 2010 and 2009, respectively. Demand, noninterest bearing accounts totaled $45.5 million or 13.4% of total deposits at December 31, 2010 and $40.8 million or 11.7% at December 31, 2009. The increase in NOW and demand deposit accounts is due to higher balances in mortgage title company accounts, a result of increased mortgage lending activity during 2010. Securities sold under agreements to repurchase remained flat at $14.6 million at December 31, 2010 and 2009. During 2010 the Bank repaid $5.0 million in Federal Home Loan Bank convertible advances. Long-term borrowings at December 31, 2010 were $35.0 million compared to $40.0 million at December 31, 2009.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The proceeds of the securities were used to provide funding for future growth and to improve the Company’s capital ratios. The current cost of these securities is 3.45%.

The Company’s primary uses of funds are for loans and investments. Loans including loans held for sale and excluding deferred fees/costs and discounts and the allowance for credit losses, decreased by $2.0 million or 0.7% to $280.1 million at December 31, 2010 from $282.1 million a year earlier. Commercial real estate balances increased $12.7 million or 15.5% as $6.0 million in loans were reclassified from the commercial category to the commercial real estate category. In contrast commercial and industrial loans decreased $8.5 million or 14.3%. Construction loans decreased $2.7 million or 7.3% and residential real estate loan balances including loans held for sale increased by $11.8 million or 6.9%. Installment and other consumer loans decreased by $1.8 million or 14.2%.

Operating Results

The following discussion outlines some of the more important factors and trends affecting the earnings of the Company as presented in its consolidated statements of income.

Net Interest Income

Net interest income is the difference between interest income and interest expense and is generally affected by increases or decreases in the amount of outstanding interest earning assets and interest bearing liabilities (volume variance). This volume variance coupled with changes in interest rates on these same assets and liabilities (rate variance) equates to the total change in net interest income in any given period. The table on page 14 sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Net interest income for the year ended December 31, 2010, was $15.2 million, representing an increase of $1.1 million or 8.0% from net interest income of $14.1 million for the year ended December 31, 2009. The increase in net interest income is due primarily to a decrease in the cost of interest bearing liabilities offset by a decrease in the yield on investment securities and loans. The net interest margin was 3.66% for the year ended December 31, 2010 and 3.32% for the year ended December 31, 2009. The yield on earning assets decreased to 4.77% for the year ended December 31, 2010 compared to 5.00% for the year ended December 31, 2009 while the cost of interest bearing liabilities decreased to 1.30% from 1.93% for the same periods, respectively. Net interest income for 2010 includes $197 thousand of interest collected on a cash basis related to loans on nonaccrual status, compared to $906 thousand of interest collected on nonaccrual loans in 2009.

Rate/Volume Analysis

	2010 vs. 2009				2009 vs. 2008
		Due to Change in				Due to Change in
	Increase or (Decrease)	Volume	Rate	Rate/ Volume	Increase or (Decrease)	Volume	Rate	Rate/ Volume
	(Dollars in thousands)
Interest income on:
Loans	$41	$175	($132)	($2)	($1,187)	$1,381	($2,377)	($191)
Investment securities	(1,369)	(301)	(1,134)	66	1,070	1,609	(386)	(153)
Interest bearing deposits in other banks	(32)	26	(40)	(18)	(220)	128	(238)	(110)
Federal funds sold and other overnight investments	(13)	(23)	17	(7)	(237)	225	(260)	(202)

Total interest income	(1,373)	(123)	(1,289)	39	(574)	3,343	(3,261)	(656)

Interest expense on:
NOW accounts	(6)	5	(10)	(1)	(3)	2	(5)	—
Money market accounts	(141)	(33)	(118)	10	(982)	(370)	(833)	221
Savings accounts	(1,097)	(10)	(1,091)	4	594	1,816	(617)	(605)
Certificates of deposit	(1,128)	(324)	(916)	112	(987)	292	(1,184)	(95)
Repurchase agreements	(14)	13	(24)	(3)	(136)	(28)	(121)	13
Short-term borrowing	—	—	—	—	—	—	2	(2)
Long-term borrowing	(89)	(122)	37	(4)	12	15	(3)	—
Junior subordinated debt	(27)	—	(27)	—	(128)	—	(128)	—

Total interest expense	(2,502)	(471)	(2,149)	118	(1,630)	1,727	(2,889)	(468)

Net interest income	$1,129	$348	$860	($79)	$1,056	$1,616	($372)	($188)

Interest Income

The Company’s interest income decreased $1.4 million or 6.5% to $19.8 million for the year ended December 31, 2010 from $21.2 million for the year ended December 31, 2009. The decrease in interest income can be attributed to a decrease in the yield on earning assets offset by a slight increase in average loan balances. Average loans increased $3.0 million or 1.1%, while the loan yield decreased to 5.78% for the year ended December 31, 2010 from 5.83% for the year ended December 31, 2009. Contributing to the decrease in interest income is a decrease in the yield on the securities portfolio dropping to 3.56% from 4.57%. Average federal funds sold balances decreased $5.3 million or 26.1% and interest bearing balances with banks remained flat. Yields on federal funds sold and interest bearing balances with banks decreased to 0.22% and 0.18% for the year ended December 31, 2010 from 0.23% and 0.35% for the year ended December 31, 2009, respectively.

Interest Expense

The Company’s interest expense decreased $2.5 million or 35.1% to $4.6 million for 2010, compared to $7.1 million for 2009. The decrease in interest expense for the year ended December 31, 2010 can be attributed primarily to lower interest rates on all of the Bank’s deposit accounts, repurchase agreement accounts and the junior subordinated debentures.

Provision for Credit Losses

The Company recorded a provision for credit losses of $2.1 million for the year ended December 31, 2010 compared to $6.5 million for the year ended December 31, 2009, a decrease of $4.4 million or 67.2%. The decrease in provision was primarily the result of a decrease in nonperforming assets offset by the impact of net charge-offs on the historical loss factor of the methodology used to calculate the allowance for credit losses.

Nonperforming assets at year end decreased to $10.1 million for the year ended December 31, 2010 from $19.3 million for the year ended December 31, 2009. Nonperforming assets included $1.6 million of foreclosed real estate at December 31, 2010 and $145 thousand of repossessed assets. Nonperforming assets of $19.3 million at December 31, 2009 included $2.4 million of foreclosed real estate and $122 thousand of repossessed assets.

Net charge-offs totaled $3.2 million for the year ended December 31, 2010 compared to net charge-offs of $2.7 million for the same period in 2009. The charge-offs for both 2010 and 2009 were concentrated in the land acquisition and development portfolio and in the commercial and consumer and installment portfolios. See the discussion under the heading “Provision for Credit Losses and Credit Risk Management” on pages 22 through 24 for greater analysis regarding the Allowance for Credit Losses and related provision.

Noninterest Income

The Company’s primary sources of noninterest income are fees charged on deposit products, fees generated by the Bank’s VISA check card program, fees recognized on the sale of residential mortgage loans or residential mortgage loans originated by a broker. In 2009 noninterest income also included rental income from leasing space at the Bank’s headquarters building. No rental income was collected on the headquarters building in 2010 compared to $171 thousand collected for the year ended December 31, 2009 as the leased space in the Bank’s headquarters was vacated in December 2009. Noninterest income decreased $174 thousand for the year ended December 31, 2010 to $1.8 million compared to $2.0 million for the year ended December 31, 2009, a decrease of 8.7%. Included in noninterest income for the year ended December 31, 2010 were gains on the sale of loans in the secondary market of $159 thousand compared to $135 thousand for the year ended December 31, 2009. For the year ended December 31, 2010 the Bank recorded net losses on the sale of other assets primarily real estate owned and repossessed assets of $50 thousand compared to gains of $56 thousand in 2009 on similar assets. The Bank also recorded a loss of $55 thousand on the sale of securities available for sale during 2010 with no losses recorded in 2009. Fees charged on deposit products decreased $14 thousand or 1.2%, while other mortgage banking fees totaled $74 thousand for the year ended December 31, 2010, a decrease of $24 thousand or 24.5% from fees of $98 thousand for the year ended December 31, 2009.

Noninterest Expense

Noninterest expense decreased $20 thousand or 0.2% remaining at $12.4 million for the year ended December 31, 2010, compared to $12.4 million for the year ended December 31, 2009. Personnel costs increased $244 thousand while marketing expense increased $101 thousand for the year ended December 31, 2010. These increases were offset by a decrease in legal expenses of $175 thousand due to lower collection costs and FDIC expense. FDIC expense decreased $340 thousand for the year ended December 31, 2010 compared to the year ended December 31, 2009 due to lower deposit levels in 2010 and due to 2009 including a special assessment of $212 thousand recognized in the second quarter of 2009.

Personnel expense increased $244 thousand or 3.7% to $6.8 million from $6.6 million, with $103 thousand due to staff additions for business development purposes, merit increases and $135 thousand related to increased benefit costs.

Occupancy and equipment expense increased $78 thousand or 5.1% primarily due to repairs and equipment maintenance costs and increased depreciation costs. Repairs and equipment maintenance increased $60 thousand for the year ended December 31, 2010 due to costs associated with adding an image document storage system and to building maintenance at the headquarters building and branches. Depreciation and amortization expense increased $20 thousand due to renovations completed in several of the Bank’s branches.

Provision for Income Taxes

The Company and the Bank file consolidated federal income tax returns and separate Maryland income tax returns. The Company recognized tax expense of $886 thousand for the year ended December 31, 2010 compared to a tax benefit of $1.2 million year ended December 31, 2009, for an effective tax rate of 35.4% in 2010 and (40.4%) in 2009.

Consolidated Average Balances, Yields and Rates

The following table presents a condensed average balance sheet as well as income/expense and yields/costs of funds thereon for the years ended December 31, 2010 and 2009. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities for the periods shown. Average balances are derived from average daily balances. The yields and costs include loan fees that are considered adjustments to yields. Net interest spread, the difference between the average rate on interest bearing assets and the average rate on interest bearing liabilities, increased to 3.47% for the year ended December 31, 2010 from 3.07% at December 31, 2009.

	Years Ended
	December 31, 2010			December 31, 2009
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(Dollars in thousands)

Assets
Interest Earning Assets
Federal funds sold and other overnight investments	$14,868	$32	0.22%	$20,126	$46	0.23%
Interest bearing balances in other banks	18,106	32	0.18%	18,161	63	0.35%
Investment securities (2)	105,989	3,776	3.56%	112,554	5,145	4.57%
Loans	276,984	16,013	5.78%	273,990	15,972	5.83%

Total interest earning assets	415,947	19,853	4.77%	424,831	21,226	5.00%
Noninterest Earning Assets
Cash and due from banks	4,044			7,018
Other assets	15,487			12,565

Total Assets	$435,478			$444,414

Liabilities and Stockholders’ Equity
Interest Bearing Deposits
NOW accounts	$30,003	$45	0.15%	$27,211	$51	0.19%
Money market accounts	42,191	272	0.64%	45,866	413	0.90%
Savings accounts	140,580	1,348	0.96%	140,874	2,445	1.74%
Certificates of deposit	85,190	1,533	1.80%	96,987	2,661	2.74%
Repurchase agreements	16,516	107	0.65%	14,912	121	0.81%
Long-term borrowings	36,065	1,151	3.15%	40,000	1,240	3.06%
Junior subordinated debt	5,000	177	3.49%	5,000	204	4.02%

Total interest bearing liabilities	355,545	4,633	1.30%	370,850	7,135	1.93%

Noninterest Bearing Liabilities
Demand deposit accounts	43,273			39,239
Other liabilities	2,113			1,729
Stockholders’ Equity	34,547			32,596

Total Liabilities and Stockholders’ Equity	$435,478			$444,414

Interest rate spread			3.47%			3.07%
Ratio of interest earning assets to interest bearing liabilities			116.99%			114.56%
Net interest income and net interest margin		$15,220	3.66%		$14,091	3.32%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.
(2)	Includes Federal Reserve and Federal Home Loan Bank stock.

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

Deposits, commercial reverse repurchase agreements, and lines of credit are the primary sources of the Bank’s funds for lending and investing activities. As of December 31, 2010 the Company’s deposit and repurchase agreement balances decreased $9.6 million or 2.6% over December 31, 2009 balances. At December 31, 2010 the Company also had available both secured and unsecured lines of credit with the Federal Home Loan Bank and correspondent banks totaling $14.2 million. Secondary sources of funds are derived from loan repayments and investment maturities. Loan repayments and investment maturities can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates, general market conditions and competition.

The Bank offers a variety of retail deposit account products to both consumer and commercial deposit customers. The Bank’s deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts and certificate of deposit accounts. The Bank also offers individual retirement accounts. Time deposits comprised 22.8% of the deposit portfolio at December 31, 2010. Core deposits, considered to be noninterest bearing and interest bearing demand deposit accounts, savings deposits and money market accounts, accounted for 77.2% of the deposit portfolio at December 31, 2010. This represents a 4.9% increase in the percentage of core deposits to total deposits. Core deposits accounted for 72.4% of the deposit portfolio at December 31, 2009.

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

Jumbo certificates of deposit are accounts of $100,000 or more. These accounts totaled $46.8 million at December 31, 2010 and consisted principally of time certificates of deposit. The following table sets forth the amount and maturity of jumbo certificates of deposit at December 31, 2010:

Three Months or Less	Greater than Three Months to Six Months	Greater than Six Months to One Year	Greater than One Year	Total
(Dollars in thousands)

$11,468	$9,936	$10,500	$14,928	$46,832

Securities sold under agreements to repurchase represent transactions with customers for correspondent or commercial account cash management services. These are overnight borrowing arrangements with interest rates discounted from the federal funds sold rate. Securities underlying the repurchase agreements are maintained in the Company’s control. For the years ended December 31, 2010 and 2009, the average cost of these borrowings was 0.65% and 0.81%, respectively.

The Bank maintains a secured borrowing line with the Federal Home Loan Bank (FHLB) with the potential to draw up to $108.0 million, and may borrow up to $14.2 million under secured and unsecured lines established with correspondent commercial banks. In addition, the Bank has the ability to borrow directly from the Federal Reserve Bank discount window. At December 31, 2010, the Bank had advances outstanding of $35.0 million under the Federal Home Loan Bank’s convertible advance program and had no borrowings outstanding under its secured and unsecured lines of credit.

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

The following table summarizes the anticipated maturities or repricing of the Company’s interest earning assets and interest bearing liabilities as of December 31, 2010, and the Company’s interest sensitivity gap (i.e., interest earning assets less interest bearing liabilities). A positive gap for any time period indicates that more interest earning assets will mature or reprice during that period than interest bearing liabilities. The Company’s goal is to maintain a cumulative gap position for the period of one year or less of plus or minus fifteen percent in order to mitigate the impact of changes in interest rates on liquidity, interest margins and operating results. The actual results show the Bank to be negatively gapped cumulatively in the three to twelve month category.

The analysis presented below represents a modified gap position for interest sensitive assets and liabilities at December 31, 2010.

Interest Sensitivity Gap Analysis

December 31, 2010

	Within Three Months	After Three but within Twelve Months	After One but within Five Years	After Five Years	Total
	(Dollars in thousands)
Assets
Federal funds sold and other overnight investments	$11,984	$—	$—	$—	$11,984
Interest bearing balances with banks	16,678	—	178	—	16,856
Investment securities (1)	14,921	26,236	10,256	44,264	95,677
Loans (2) (3)	75,255	36,684	102,163	58,023	272,125

	$118,838	$62,920	$112,597	$102,287	$396,642

Liabilities
Interest bearing liabilities
NOW accounts (5)	$6,644	$3,322	$23,254	$—	$33,220
Money market accounts (5)	28,820	1,828	11,285	—	41,933
Savings accounts (5)	68,747	14,263	59,617	—	142,627
Certificates of deposit (4)	17,380	34,636	25,604	—	77,620
Commercial repurchase agreements	14,558	—	—	—	14,558
Long-term borrowings	15,000	—	20,000	—	35,000
Junior subordinated debt	5,000	—	—	—	5,000

	$156,149	$54,049	$139,760	$—	$349,958

Interest sensitivity gap	($37,311)	$8,871	($27,163)	$102,287	$46,684
Cumulative interest sensitivity gap	($37,311)	($28,440)	($55,603)	$46,684
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(9.41%)	(7.17%)	(14.02%)	11.77%

(1)	Net of Federal Reserve Bank, Federal Home Loan Bank stock and other equity investments, debt securities by call date.
(2)	Loans scheduled by contractual maturities.
(3)	Net of non-accrual loans of $7.8 million and deferred costs of $162 thousand.
(4)	Certificates of deposits scheduled by contractual maturities.
(5)	NOW, savings and money market accounts are presented using decay rates and historical repricing patterns.

Investment Portfolio

At December 31, 2010, the Bank’s investment portfolio, which totaled $99.3 million, consisted primarily of U.S. Government Agency securities and mortgage-backed securities. Additionally, the Company owns $748,750 in stock of the Federal Reserve Bank of Richmond, $2,285,900 in stock of the Federal Home Loan Bank of Atlanta (FHLB) and a $618 thousand investment in a community development activity qualified mutual fund.

Investment decisions are made within policy guidelines established by the Board of Directors. It is the Bank’s policy to invest in non-speculative debt instruments, particularly debt instruments that are guaranteed by the U.S. Government or an agency thereof, to maintain a diversified investment portfolio which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level. To meet the credit risk objectives, non-government debt instruments must have a rating of “B” or better to be held in the portfolio. The Bank’s investment policy designates the investment portfolio to be classified as “available-for-sale,” unless otherwise designated. At December 31, 2010, 100% of the investment portfolio was classified available-for-sale. The composition of securities at December 31 for each of the past five fiscal years was:

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Available for Sale
U.S. Agency	$53,761	$54,788	$47,297	$55,496	$51,127
State and Municipal	1,089	1,089	834	868	1,029
Mortgage-backed	40,828	61,415	32,035	24,181	24,526
Equity Securities	617	591	564	541	511

Total Securities	$96,295	$117,883	$80,730	$81,086	$77,193

The following table presents maturities and weighted average yields for investments in available-for-sale securities.

December 31, 2010

	Years to Maturity
	Within One Year		Within One Year to Five Years		Within Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale
U.S. Agency	$7,014	0.75%	$13,861	1.91%	$21,088	2.81%
State and Municipal	—	0.00%	392	4.35%	697	3.90%
Mortgage-backed	—	0.00%	—	0.00%	2,815	4.66%

Total Debt Securities	$7,014	0.75%	$14,253	1.98%	$24,600	3.04%

	Greater than Ten Years
	Amount	Yield	Total
Available for Sale
U.S. Agency	$11,798	4.17%	$53,761
State and Municipal	—	0.00%	1,089
Mortgage-backed	38,013	4.62%	40,828

Total Debt Securities	$49,811	4.51%	$95,678

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

Analysis of Loans

The following table presents the composition of the loan portfolio over the previous five years:

As of December 31,

	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial loans	$51,359	18.3%	$59,900	21.2%	$53,366	19.9%	$46,007	18.7%	$40,545	18.3%
Real estate loans
Commercial	94,864	33.9%	82,168	29.2%	78,215	29.1%	71,537	29.0%	60,995	27.5%
Construction	33,534	12.0%	36,185	12.8%	28,381	10.6%	24,563	10.0%	23,304	10.5%
One to four-family (1)	52,960	18.9%	57,098	20.2%	66,964	24.9%	64,796	26.3%	57,251	25.8%
Home equity	36,697	13.1%	34,262	12.2%	27,072	10.1%	21,376	8.7%	22,567	10.2%
Consumer loans	10,664	3.8%	12,479	4.4%	14,422	5.4%	18,070	7.3%	17,063	7.7%

Total loans	280,078	100.0%	282,092	100.0%	268,420	100.0%	246,349	100.0%	221,725	100.0%

Less:
(Unearned income), deferred costs	(162)		(134)		(204)		(161)		45
Allowance for credit losses	(6,853)		(7,926)		(4,123)		(2,283)		(1,976)

Net loans receivable	$273,063		$274,032		$264,093		$243,905		$219,794

(1)	Includes loans held for sale.

The Bank’s loan portfolio consists of commercial, commercial real estate, residential construction, one- to four-family residential mortgage, home equity and consumer loans. At December 31, 2010 the Bank’s loan portfolio totaled $280.1million. All of the loans in the Bank’s portfolio are either adjustable-rate with terms to maturity of 30 days to 30 years or short- to intermediate-term fixed-rate loans.

The following table presents the maturity distribution of the loan portfolio:

As of December 31, 2010

	Due in One Year or Less	Due after One Year but before Five Years	Due after Five Years	Nonaccrual Loans	90 Days Past Due	Total
	(Dollars in thousands)
Commercial loans	$26,452	$15,818	$6,982	$2,107	$—	$51,359
Real estate loans
Commercial	22,185	51,534	19,517	1,030	598	94,864
Construction	25,930	6,199	—	1,405	—	33,534
One to four-family (1)	15,348	22,287	13,230	2,095	—	52,960
Home equity loans	20,452	1,605	14,116	524	—	36,697
Consumer loans	1,136	4,904	3,994	630	—	10,664

Total loans	$111,503	$102,347	$57,839	$7,791	$598	$280,078

	Due After One Year (2)
	Fixed Rate	Variable Rate	Total
Commercial loans	$18,350	$4,450	$22,800
Real estate loans
Commercial	30,115	40,936	71,051
Construction	6,199	—	6,199
One to four-family (1)	18,838	16,679	35,517
Home equity loans	15,721	—	15,721
Consumer loans	3,290	5,608	8,898

Total loans	$92,513	$67,673	$160,186

(1)	Includes loans held for sale.
(2)	Excludes nonaccruals loans and 90 days past due loans.

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

Commercial Real Estate Lending. The Bank originates adjustable-rate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings and retail facilities located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may generally be made in amounts up to 80-85% of the lower of the appraised value or sales price of the property, subject to the Bank’s current loans-to-one-borrower limit, which at December 31, 2010, was $6.4 million. These loans may be made with terms up to 30 years if owner occupied and are generally offered at interest rates which adjust annually or annually after an initial three-, five- or seven-year period in accordance with the prime rate, or the 3 and 5 year U.S. Constant Maturity Indices as reported in the Wall Street Journal. In reaching a decision whether to make a commercial real estate loan, the Bank considers the value of the real estate to be financed and the credit strength of the borrower and/or the lessee of the real estate project. The Bank has generally required that properties securing commercial real estate loans have debt service coverage ratios of at least 1.2:1.

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

At December 31, 2010, the Bank had construction loans, including land acquisition and development loans, totaling $33.5 million, or 12.0% of the Bank’s total loan portfolio, of which $2.3 million consisted of one- to four-family residential construction loans, $7.8 million consisted of commercial real estate construction loans and $23.4 million consisted of land acquisition and development loans. Construction loans are generally considered to involve a higher degree of credit risk than long-term financing of improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest. Also, the Bank assumes certain risks associated with the borrowers’ ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, the Bank may be faced with a project which, when completed, has a value that is insufficient to assure full repayment.

One- to Four-Family Residential Mortgage Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans, first and second mortgage loans secured by one- to four-family residences and lot loans for one- to four-family residences located throughout the Baltimore-Washington Metropolitan area. It is currently the general policy of the Bank to originate for sale in the secondary market one- to four-family fixed-rate residential mortgage loans which conform, except as to size, to the underwriting standards of Fannie Mae and Freddie Mac, and to originate for investment adjustable rate one- to four-family residential mortgage loans. The Bank generally does not retain the servicing rights of loans it sells and sells such loans without recourse, with the exception of recourse in the event of breaches in any representations or warranties made by the Bank. The

Bank recognizes, at the end of the recourse period, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. One- to four-family loans currently held for sale totaled $1.4 million at December 31, 2010. One- to four-family mortgage loan originations are generally obtained from the Bank’s loan representatives and their contacts in the local real estate industry, direct contacts made by the Bank’s and the Company’s directors, existing or past customers, and members of the local communities.

At December 31, 2010, one- to four-family residential mortgage loans totaled $53.0 million, or 18.9% of total loans. Of the one-to four-family mortgage loans outstanding at that date, $27.1 million were fixed-rate loans with terms of up to fifteen years with a balloon payment at the end of the term, and $25.9 million were adjustable-rate loans with terms of up to 30 years and interest rates which adjust annually from the outset of the loan or which adjust annually after a 3 or 5 year initial period in which the loan has a fixed rate. The interest rates for the majority of the Bank’s adjustable-rate mortgage loans are indexed to the one-year Treasury Constant Maturity Index. Interest rate increases on such loans are limited to a 2% annual adjustment cap with a maximum adjustment of 6% over the life of the loan.

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

Home Equity Lending. As of December 31, 2010, home equity loans totaled $36.7 million, or 13.1% of the Bank’s total loan portfolio. Fixed-rate, fixed-term home equity loans and adjustable rate home equity lines of credit are generally offered in amounts up to 80% of the market value of the security property. Home equity lines of credit are offered with terms up to twenty years. Of the $36.7 million in home equity loans, $15.7 million are fixed rate with terms up to 10 years. The remaining $21.0 million of the Bank’s home equity loans are adjustable rate and reprice with changes in the Wall Street Journal prime rate.

Consumer Lending. The Bank’s portfolio of consumer loans primarily consists of adjustable rate, personal lines of credit and generally fixed rate installment loans secured by new or used automobiles, new or used boats, and loans secured by deposit accounts. At December 31, 2010, consumer loans totaled $10.7 million or 3.8% of total loans outstanding. Consumer loans are generally originated in the Bank’s primary market area.

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

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Bank’s Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $2.1 million for the year ended December 31, 2010 and $6.5 million in 2009. The decrease in provision was primarily the result of a decrease in nonperforming assets offset by the impact of net charge-offs on the historical loss factor of the methodology used to calculate the allowance for credit losses. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the level of nonperforming loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans decreased by $2.0 million for the year ended December 31, 2010. The Bank recorded charge-offs of $3.3 million on loans deemed uncollectible and recovered $84 thousand on previously charged-off loans. As of December 31, 2010, the Bank’s allowance for credit losses was $6.9 million or 2.45% of total loans and 81.7% of nonperforming loans as compared to $7.9 million, or 2.81% of total loans and 47.2% of nonperforming loans as of December 31, 2009. The Bank had total nonperforming loans of $8.4 million at December 31, 2010 and $16.8 million at December 31, 2009, and nonperforming loans to total assets of 1.94% and 3.78% at December 31, 2010 and December 31, 2009, respectively.

The Bank places loans on a nonaccrual status after 90 days of not having received contractual principal or interest payments unless the loan is well secured and in the process of collection. In addition the Bank maintains a watch list of loans on a monthly basis that warrant more than the normal level of management supervision. At December 31, 2010 the Bank had approximately $33.3 million in watch list loans compared to $20.5 million at December 31, 2009.

At December 31, 2010 $7.8 million in loans were classified as nonaccrual compared to $16.8 at December 31, 2009. Approximately 27.1% of the year-end nonaccrual total consisted of commercial loans with approximately 18.0% of the total acquisition and development loans. Commercial mortgages accounted for approximately 13.2% of the total while one- to four-family loans totaled 26.9%, home equity 6.7% and consumer and installment loans 8.1%.

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

At December 31,

	2010		2009
	Amount	Loan Mix	Amount	Loan Mix
(Dollars in thousands)
Amount applicable to:
Commercial	$1,868	18.3%	$2,923	21.2%
Real estate
Commercial	1,374	33.9%	1,336	29.2%
One to four-family	1,257	32.0%	901	32.4%
Construction	1,831	12.0%	2,319	12.8%
Consumer	523	3.8%	447	4.4%

Total allowance	$6,853	100.0%	$7,926	100.0%

Analysis of Credit Risk

Activity in the allowance for credit losses for the two years ended December 31 is shown below:

	2010	2009

Total loans outstanding - at December 31 (1)	$279,916	$281,958
Average loans outstanding for the year	276,984	273,990

Allowance for credit losses at beginning of period	$7,926	$4,123

Provision charged to expense	2,148	6,540

Chargeoffs:
Commercial loans	1,169	519
Real estate loans	1,610	1,572
Consumer and other loans	526	758

Total	3,305	2,849

Recoveries:
Commercial loans	43	95
Real estate loans	6	—
Consumer and other loans	35	17

Total	84	112

Net charge-offs	3,221	2,737

Allowance for credit losses at end of year	$6,853	$7,926

Allowance for credit losses as a percent of total loans	2.45%	2.81%
Net charge-offs as a percent of average loans	1.16%	1.00%

(1)	Net of deferred fees and costs.

Nonperforming Loans and Other Delinquent Assets

Management performs reviews of all delinquent loans. Management will generally classify loans as nonaccrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Company will recognize interest on nonaccrual loans only when received. As of December 31, 2010 and 2009, the Company had $7.8 and $16.8 million of nonaccrual loans, respectively. (See the previous discussion under the heading “Provision for Credit Losses and Credit Risk Management” for additional comments regarding nonaccrual loan activity.)

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of December 31, 2010 the Company held $1.6 million in real estate owned as a result of foreclosure. The Company held $2.4 million in real estate owned at December 31, 2009. Property held as the result of repossession totaled $145 thousand at December 31, 2010 and $122 thousand at December 31, 2009.

The following table shows the amounts of nonperforming assets at December 31 for the past five years.

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$2,107	$6,718	$292	$116	$332
Real estate	5,054	9,532	3,397	532	332
Consumer	630	517	604	139	190
Accrual loans - past due 90 days
Commercial	—	33	—	—	129
Real estate	598	—	2,005	172	34
Consumer	—	—	—	—	—
Restructured loans	—	—	—	—	—

Total nonperforming loans	8,389	16,800	6,298	959	1,017
Real estate owned	1,608	2,398	—	—	60
Repossessed assets	145	122	182	137	—

Total nonperforming assets	$10,142	$19,320	$6,480	$1,096	$1,077

Allowance for credit losses to total nonperforming loans	81.69%	47.18%	65.47%	238.06%	194.30%
Ratio of nonperforming loans to total loans	3.00%	5.96%	2.35%	0.39%	0.46%
Ratio of nonperforming assets to total assets	2.35%	4.35%	1.64%	0.30%	0.31%

Contractual Obligations

The Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date.

Payments due by Period	Total	Less than one year	One to three years	Three to five years	More than five years
	(Dollars in thousands)

Deposits with a stated maturity	$77,620	$52,016	$21,038	$4,566	$—
Long-term borrowings	35,000	—	—	5,000	30,000
Junior subordinated debentures	5,000	—	—	—	5,000
Operating lease obligations	11,160	447	1,505	1,375	7,833
Data processing contracts	332	284	48	—	—

	$129,112	$52,747	$22,591	$10,941	$42,833

Off-Balance Sheet Arrangements

As of December 31, 2010, the Company had a wholly-owned statutory trust formed for the purpose of issuing junior subordinated debentures in the form of trust preferred securities. The statutory trust has not been consolidated with the holding company.

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

Capital Management

Total stockholders’ equity was $34.8 million at December 31, 2010, representing an increase of $2.1 million or 6.6% from December 31, 2009. The growth of stockholders’ equity during 2010 as compared to the same period in 2009 was attributable to income of $1.6 million and improvement in the market value of securities of $790 thousand.

On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000.

Offsetting the increase in stockholder’s equity attributable to net income and the increase in accumulated other comprehensive income were $407 thousand in preferred stock dividends. Stock based compensation, stock purchases through the Company’s Employee Stock Purchase Plan and the exercise of options added $143 thousand to the stockholder’s equity for the period ended December 31, 2010.

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

At December 31, 2010, the Company’s Tier 1 and Total Risk-based capital ratios were 12.8% and 14.1%, respectively. At December 31, 2010, the Bank’s Tier 1 and Total Risk-based capital ratios were 12.8% and 14.1%, respectively. The Bank was considered well-capitalized for regulatory purposes as of December 31, 2010. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control over Financial Reporting

Consolidated Balance Sheets — December 31, 2010 and 2009

Consolidated Statements of Income (Loss) — For the years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows — For the years ended December 31, 2010 and 2009

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Richard M. Lerner
Richard M. Lerner
Chairman and Chief Executive Officer

/s/ Edward J. Schneider
Edward J. Schneider
Principal Financial and Accounting Officer

March 25, 2011

ANNAPOLIS BANCORP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Annapolis Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Annapolis Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income (loss), changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annapolis Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland
March 25, 2011

ANNAPOLIS BANCORP, INC.

Consolidated Balance Sheets ($000)

December 31,	2010	2009

Assets
Cash and due from banks	$7,854	$5,936
Interest bearing balances with banks	16,856	10,138
Federal funds sold and other overnight investments	11,984	8,690
Investment securities available for sale	96,295	117,883
Federal Reserve Bank and Federal Home Loan Bank stock	3,035	3,260
Loans held for sale	1,379	3,296
Loans, less allowance for credit losses of $6,853 and $7,926	271,684	270,736
Premises and equipment, net	8,787	9,274
Accrued interest receivable	1,567	1,934
Deferred income taxes	2,929	3,902
Investment in bank owned life insurance	5,442	4,226
Real estate owned	1,608	2,398
Other assets	2,720	2,659

Total assets	$432,140	$444,332

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$45,514	$40,834
Interest bearing	295,400	309,629
Securities sold under agreements to repurchase	14,558	14,642
Long-term borrowings	35,000	40,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest payable and other liabilities	1,894	1,595

Total liabilities	397,366	411,700

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 8,152 shares at December 31, 2010 and 2009, net of discount of $89 and $167, respectively	8,063	7,985
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,922,006 shares in 2010 and 3,867,006 shares in 2009	39	39
Warrants	234	234
Paid in capital	11,643	11,500
Retained earnings	14,499	13,368
Accumulated other comprehensive income (loss)	296	(494)

Total stockholders’ equity	34,774	32,632

Total liabilities and stockholders’ equity	$432,140	$444,332

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Income (Loss) ($000 except per share data)

Years Ended December 31,	2010	2009
Interest and Dividend Income
Loans, including fees	$16,013	$15,972
Interest bearing deposits with banks	32	63
Federal funds sold and other overnight investments	32	46
Mortgage-backed securities	1,875	2,462
U.S. Treasury securities and obligations of other U.S. Government agencies	1,783	2,573
State and municipal securities	44	42
Equity securities	74	68

Total interest income	19,853	21,226

Interest Expense
Certificates of deposit, $100,000 or more	675	1,099
Other deposits	2,523	4,471
Securities sold under agreements to repurchase	107	121
Interest on long-term borrowings	1,328	1,444

Total interest expense	4,633	7,135

Net interest income	15,220	14,091
Provision for credit losses	2,148	6,540

Net interest income after provision for credit losses	13,072	7,551

Noninterest Income
Service charges and fees on deposits	1,193	1,207
Mortgage banking fees	74	98
Rental income	—	171
Other income	494	322
Net gain on sale of loans	159	135
Net loss on sale of securities, available for sale	(55)	—
Net (loss) gain on sale of real estate owned and other assets	(50)	56

Total noninterest income	1,815	1,989

Noninterest Expense
Personnel	6,801	6,557
Occupancy and equipment	1,603	1,525
Data processing	836	845
Marketing and advertising	352	251
Legal and professional fees	554	729
FDIC insurance	562	902
Other operating expenses	1,677	1,596

Total noninterest expense	12,385	12,405

Income (Loss) Before Income Taxes	2,502	(2,865)
Income Tax Expense (Benefit)	886	(1,158)

Net Income (Loss)	1,616	(1,707)
Preferred Stock Dividend and Discount Accretion	485	442

Net Income (Loss) Available to Common Shareholders	$1,131	($2,149)

Basic earnings (loss) per common share	$0.29	($0.56)
Average common shares outstanding before the effect of grants, options and warrants	3,909,688	3,857,957
Diluted earnings (loss) per common share	$0.29	($0.56)
Average common shares outstanding with the effect of grants, options and warrants	3,946,656	3,857,957

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) ($000)

For the years ended December 31, 2010 and 2009

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
BALANCE JANUARY 1, 2009	$—	$38	$—	$11,299	$15,517	$(40)	$26,814
Net loss	—	—	—	—	(1,707)	—	(1,707)	($1,707)
Issuance of Series A, preferred stock	7,918	—	—	—	—	—	7,918
Issuance of warrants to Purchase common stock	—	—	234	—	—	—	234
Preferred stock dividends declared and discount accretion	67	—	—	—	(442)	—	(375)
Stock-based compensation	—	—	—	112	—	—	112
Issuance of restricted stock	—	—	—	57	—	—	57
Stock options exercised	—	—	—	20	—	—	20
Employee stock purchase plan	—	1	—	12	—	—	13
Unrealized loss on investment securities available for sale, net of income tax benefit of $296	—	—	—	—	—	(454)	(454)	(454)

BALANCE DECEMBER 31, 2009	7,985	39	234	11,500	13,368	(494)	32,632	(2,161)

Net income	—	—	—	—	1,616	—	1,616	1,616
Preferred stock dividends declared and discount accretion	78	—	—	—	(485)	—	(407)
Stock-based compensation	—	—	—	30	—	—	3-0
Issuance of restricted stock	—	—	—	60	—	—	60
Stock options exercised	—	—	—	43	—	—	43
Employee stock purchase plan	—	—	—	10	—	—	10
Reclassification adjustment for Securities losses, net of taxes of $20 included in net income						35	35	35
Unrealized gain on investment securities available for sale, net of income taxes of $495	—	—	—	—	—	755	755	755

BALANCE DECEMBER 31, 2010	$8,063	$39	$234	$11,643	$14,499	$296	$34,774	$2,406

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Cash Flows ($000)

Years Ended December 31,	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$1,616	($1,707)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	619	600
Provision for credit losses	2,148	6,540
Origination of loans held for sale	(22,549)	(28,960)
Proceeds from sale of loans held for sale	24,625	26,143
Stock-based compensation	90	169
Deferred income taxes	458	(1,859)
Earnings on life insurance policies	(216)	(141)
Amortization of premiums and accretion of discounts, net	408	313
Loss on sale of securities, available for sale	55	—
Loss (gain) on sale of real estate owned and other assets, net	50	(56)
Gain on sale of loans held for sale	(159)	(135)
(Increase) decrease in:
Accrued interest receivable	367	(166)
Prepaids and other assets	(10)	(1,948)
(Decrease) increase in
Accrued interest payable	(24)	(76)
Accrued income taxes, net of taxes refundable	(47)	114
Deferred loan origination fees	(28)	(70)
Other liabilities	370	378

Net cash provided by (used in) operations	7,773	(811)

Cash Flows from Investing Activities
Proceeds from sales and maturities of securities available for sale	63,310	43,913
Purchase of securities available for sale	(40,655)	(82,434)
Contract to purchase available for sale securities	—	(8,709)
Purchase of life insurance policy	(1,000)	—
Net decrease (increase) in federal funds sold	(3,294)	15,078
Net (increase) decrease in interest bearing certificates of deposit	(6,718)	(9,138)
Net increase in loans receivable	(4,174)	(16,213)
Proceeds from sale of repossessed assets	181	474
Proceeds from sale of REO	1,642	—
Purchases of premises and equipment, net	(160)	(221)

Net cash provided by (used in) investing activities	9,132	(57,300)

Cash Flows from Financing Activities
Net increase (decrease) in:
Time deposits	(19,271)	4,402
Other deposits	9,722	45,434
Securities sold under agreements to repurchase	(84)	2,003
Repayment of long-term borrowings	(5,000)	—
Issuance of preferred stock and warrants	—	8,152
Proceeds from stock options exercised	43	20
Proceeds from issuance of common stock	10	13
Payment of preferred stock dividend	(407)	(323)

Net cash (used in) provided by financing activities	(14,987)	59,701

Net increase in cash and cash equivalents	1,918	1,590
Cash and cash equivalents at beginning of year	5,936	4,346

Cash and cash equivalents at end of year	$7,854	$5,936

Supplemental Cash Flow Information
Interest paid, including interest credited to accounts	$5,068	$7,482
Income taxes paid	1,082	857
Non-cash investing activities
Transfers from loans to other assets and real estate owned	$1,106	$3,111

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Notes to Consolidated Financial Statements ($000 except share data)

For the years ended December 31, 2010 and 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies in the consolidated financial statements conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications have been made to the 2009 consolidated financial statements to conform with the 2010 presentation.

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

Loans Held for Sale

Beginning in 2008 the Company engaged in the sale of residential mortgage loans. Loans held for sale are carried at the lower of aggregate cost or fair market value. Fair market value is determined by secondary market quotations for similar instruments. Gains and losses on the sale of these instruments are recognized after the loans sold are no longer subject to recourse from the purchasers, which is generally 90 days, and are shown as a component of noninterest income in the Consolidated Statement of Income.

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2010. The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

The components of the allowance for credit losses represent an estimation done pursuant to FASB guidance in Accounting Standards Codification (“ASC”) Topic 310 “Receivables,” and ASC Topic 450 “Contingencies.” The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category The determination of the allowance for credit losses is based on a combination of the higher of the Bank’s historical loss experience or the peer group average historical loss experience plus ten (10) qualitative factors for specific categories and types of loans. The combination of the loss experience factor and the total qualitative factor (“Total ALLL Factor”) is expressed as a percentage of the portfolio for specific categories and types of loans to create the inherent loss index for each loan portfolio. Individual loans deemed impaired are separated from the respective loan portfolios and a specific reserve allocation is assigned based upon Bank Management’s best estimate as to the loss exposure for each loan. Each Total ALLL Factor is assigned a percentage weight and that total weight is applied to each loan category. The Total ALLL Factor is different for each loan type and for each risk assessment category within each loan type.

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

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is based upon income in the financial statements adjusted for permanent differences, rather than amounts reported on the Company’s income tax return. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding components of other comprehensive income).

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, presuming that a tax examination will occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in other expense. Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying financial statements. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

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

Stock-Based Compensation

The fair value of stock-based awards is determined on the date of grant, and is recognized as compensation expense over the service period of the awards.

New Accounting Pronouncements

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only those listed below could have a material impact on the Company’s financial condition or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurement,” which provided guidance on disclosure requirements about transfers into and out of Levels 1, 2, and 3, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation technique (e.g., market approach, income approach, or cost approach) and inputs used to measure fair value was required for recurring, nonrecurring, and Level 2 and 3 fair value measurements. The guidance is effective for the Company’s interim and annual reporting periods beginning after December 15, 2009 except for gross basis presentation for Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010. The disclosure requirements for interim and annual periods beginning after December 15, 2009 have been adopted for the interim period beginning March 31, 2010 and did not have a material impact on our financial condition or results of operations.

In the second quarter 2010, additional guidance was issued under the Disclosures about Credit Quality of Financing Receivables and the Allowance for Loan Losses. This standard requires additional disclosures related to the Allowance for Loan Losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators and troubled debt restructuring with its effect on the Allowance for Loan Losses. The provisions of this standard are effective for interim annual periods ending on or after December 15, 2010. The adoption of this standard did have a material impact on our financial condition or results of operations but did increase the amount of disclosures in the notes to the financial statements.

2. CASH AND DUE FROM BANKS

Banks are required to carry cash reserves of specified percentages of deposit balances. The Bank’s normal balances of cash on hand and on deposit with other banks are sufficient to satisfy these reserve requirements.

The Bank normally maintains balances with other banks that exceed the federally insured limit. The average balance maintained in excess of the limit, including federal funds sold to the same bank, was approximately $8.2 million. At December 31, 2010 the Bank had invested $2.2 million in the Certificate of Deposit Account Registry Service® known as CDARS®.

3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2010
Available for sale
U.S. Government agency	$54,062	$209	$510	$53,761
State and Municipal	1,079	10	—	1,089
Residential mortgage-backed securities	40,067	873	112	40,828
Other equity securities	599	18	—	617

	$95,807	$1,110	$622	$96,295

December 31, 2009
Available for sale
U.S. Government agency	$55,558	$137	$907	$54,788
State and Municipal	1,080	10	1	1,089
Residential mortgage-backed securities	61,482	615	682	61,415
Other equity securities	578	13	—	591

	$118,698	$775	$1,590	$117,883

Proceeds from the sale of securities totaled $13.8 million in 2010 with no proceeds received in 2009. Gains of $70 thousand and losses of $125 thousand were recognized on the sale of securities in 2010 while no securities were sold in 2009. Gains and losses are determined using the specific identification method.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2010 and 2009 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2010
(dollars in thousands)
U. S. Government Agency	$24,934	$500	$897	$10	$25,831	$510
State and Municipal	—	—	—	—	—	—
Residential mortgage-backed securities	3,118	10	2,401	102	5,519	112

	$28,052	$510	$3,298	$112	$31,350	$622

December 31, 2009
(dollars in thousands)
U. S. Government Agency	$37,413	$796	$2,238	$111	$39,651	$907
State and Municipal	213	1	—	—	213	1
Residential mortgage-backed securities	22,975	315	4,262	367	27,237	682

	$60,601	$1,112	$6,500	$478	$67,101	$1,590

The available-for-sale investment portfolio has a fair value of approximately $96.3 million at December 31, 2010 and $117.9 million at December 31, 2009. As of December 31, 2010, $53.8 million of the investment security portfolio were U.S. Government Agency securities, $1.1 million were state and municipal securities, $40.8 million were mortgage-backed securities and $617 thousand were equity securities. Of the $40.8 million in mortgage-backed securities, $37.7 million were government agency issue while $3.1 million were private issue. As of December 31, 2009, $54.8 million were U.S. Government Agency securities, $1.1 million were state and municipal securities, $61.4 million were mortgage-backed securities and $591 thousand were equity securities. Of the $61.4 million in mortgage-backed securities at December 31, 2009, $56.8 million were government agency issue while $4.6 million were private issue. At December 31, 2010 $29.6 million or 30.7% showed an unrealized loss from the purchase price while $67.1 million or 56.9% showed an unrealized loss from the purchase price at December 31, 2009. As of December 31, 2010 $25.8 million or 87.4% of these securities were government agency bonds and $3.7 million or 12.6% were mortgage-backed securities. As of December 31, 2009 $39.7 million or 59.1% of these securities were government agency bonds, $213 thousand or 0.3% were state and municipal bonds and $27.2 million or 40.6% were mortgage-backed securities. As of December 31, 2010 and 2009 $2.4 million and $4.6 million, respectively of the mortgaged-back securities showing unrealized losses were private issue. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010. The unrealized losses shown in the table above are the result of market changes in interest rates since the original purchase. The Company has used a variety of tools to analyze the contents of its security portfolio and at this time does not believe that the unrealized losses in the portfolio shown in the table above are other than temporary. At December 31, 2010 mortgaged-backed securities with a fair market value of $2.4 million carried bond ratings below investment grade. These securities were evaluated by an independent third-party consulting firm and were deemed by management not to be other-than-temporarily impaired at December 31, 2010. The valuation uses an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity. At December 31, 2010, both securities were current on both principal and interest payments.

The amortized cost and estimated fair -value of securities by contractual maturities at December 31, 2010 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value

December 31, 2010
Due within one year	$7,009	$7,014
Due after one through five years	14,293	14,253
Due after five years	73,906	74,410
Equity securities	599	618

	$95,807	$96,295

At December 31, 2010 and 2009 investments available for sale with a carrying value of $25.4 million and $24.6 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required by law.

5. LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The Bank’s loan portfolio consists of commercial, commercial real estate, residential construction, one- to four-family residential mortgage, home equity and consumer loans. The portfolio balances as of December 31, 2010 and 2009 are as follows:

	2010	2009

Commercial	$51,359	$59,900
Real estate
Commercial	94,864	82,168
Construction	33,534	36,185
One to four-family	51,581	53,802
Home equity	36,697	34,262
Consumer	10,664	12,479

	278,699	278,796

Deferred loan fees, net	(162)	(134)
Allowance for credit losses	(6,853)	(7,926)

	(7,015)	(8,060)

Loans, net	$271,684	$270,736

The maturity and rate repricing distribution of the loan portfolio is as follows:

Repricing or maturing within one year	$117,574	$113,360
Maturing over one to five years	102,755	113,675
Maturing over five years	58,370	51,761

	$278,699	$278,796

The Company’s goal is to mitigate risks inherent in the loan portfolio. Commercial loans and loans secured by real estate make up the majority of the loan portfolio, accounting for 96% of the portfolio as of December 31, 2010 and 2009. To mitigate risk, commercial loans are generally secured by receivables, inventories, equipment and other assets of the business. Personal guarantees of the borrowers are generally required.

Loans secured by commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property’s value, debt service coverage ratio, and, under certain circumstances, additional collateral. The Bank generally also requires personal guarantees on its commercial real estate loans.

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

Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

The following table shows the allowance for credit losses and recorded investment in loans receivable for the years ended December 31, 2010 and 2009:

Allowance for Credit Losses and Recorded Investment in Loans Receivable

for the Year Ended December 31, 2010

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total

2009
Allowance for credit losses:
Beginning balance, December 31, 2008	$1,211	$1,780	$236	$896	$—	$4,123
Charge-offs	519	890	682	758	—	2,849
Recoveries	95	—	—	17	—	112
Provision	2,136	2,765	1,347	292	—	6,540

Ending balance, December 31, 2009	$2,923	$3,655	$901	$447	$—	$7,926

2010
Beginning balance, December 31, 2009	$2,923	$3,655	$901	$447	$—	$7,926
Charge-offs	1,170	1,388	221	526	—	3,305
Recoveries	43	—	6	35	—	84
Provision	72	938	571	567	—	2,148

Ending balance, December 31, 2010	$1,868	$3,205	$1,257	$523	$—	$6,853

Period ending amount allocated to: Individually evaluated for impairment	$545	$351	$416	$150	$—	$1,462

Period ending amount allocated to: Collectively evaluated for impairment	$1,323	$2,854	$841	$373	$—	$5,391

Period ending amount: Loans acquired with deteriorating credit quality	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$2,107	$3,033	$2,619	$630	$—	$8,389

Loans collectively evaluated for impairment	$49,252	$123,036	$87,988	$10,034	$—	$270,310

Nonaccrual loans totaled approximately $7.8 million and $16.8 million at December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, $1.5 million and $3.0 million, respectively, of loan loss allowances were allocated to all loans classified as impaired.

Credit Risk Monitoring

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management assigns a Risk Assessment Rating (‘Risk Rating”) to extensions of credit based upon the degree of risk, the likelihood of repayment and the effect on the Bank’s safety and soundness. The Risk Rating, applied consistently, enables lending personnel and bank management to monitor the loan portfolio. The Risk Rating is an integral part of the bank’s loan loss provision formulation process and, properly maintained, the Risk Rating assessment can provide an early warning signal of deterioration in a credit.

The Company uses a risk rating matrix to assign a risk grade to each loan. The Risk Ratings are divided into five general categories:

1. Risk Ratings 1 – 7 are assigned to “Pass” credits.

2. Risk Rating 7 is assigned to “Watch” credits.

3. Risk Rating 8 is assigned to “Criticized” credits.

4. Risk Ratings 9 and 10 are assigned to “Classified” credits.

5. Risk Rating 11 is assigned to “Loss” credits.

A general description of the characteristics of the risk ratings are described below:

•

Risk ratings 1, 2 and 3 – these ratings have the highest degree of probability of repayment. Borrowers in these categories are established entities, well-positioned within their industry with a proven track record of solid financial performance. These ratings are usually reserved for the strongest customers of the Bank who have strong capital, stable earnings and alternative sources of financing.

•	Risk ratings 4 and 5 – these ratings have a below and average degree of risk. The customers have generally strong to adequate net worth, stable earnings trends and strong to moderate liquidity.

•

Risk rating 6 – this category represents an above average degree of risk as to repayment with minimal loss potential. Borrowers in this category generally exhibit adequate operating trends, satisfactory balance sheet trends, moderate leverage and adequate liquidity; however, there is minimal excess operating cushion.

•

Risk rating 7 – this rating includes loans on management’s “Watch” list. Borrowers in this category generally exhibit characteristics of an acceptable/adequate credit, but may be experiencing income volatility, negative operating trends, and a more highly leveraged balance sheet.

•

Risk rating 8 – this rating is for “Other Assets Especially Mentioned” in accordance with regulatory guidelines. This rating generally includes loans to borrowers with currently protected, but potentially weak assets that deserve management’s close attention.

•

Risk rating 9 – this rating is for loans considered “Substandard” in accordance with regulatory guidelines. This rating represents assets inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets have a well-defined weakness, or weaknesses, that jeopardize liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if deficiencies are not corrected.

•

Risk rating 10 – this rating is for loans considered “Doubtful” in accordance with regulatory guidelines. Borrowers in this category have all the weaknesses inherent in a “Substandard” credit with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly improbable.

•

Risk rating 11 – this rating is for loans considered “Loss” in accordance with regulatory guidelines. This category represents loans that are considered uncollectible and of such little value that their continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but simply it is neither practical nor desirable to defer writing off all or some portion of the credit, even though partial recovery may be effected in the future.

The following table presents credit quality indicators:

Credit Quality Indicators

as of December 31, 2010

(Dollars in thousands)

		Commercial Real Estate
	Commercial	Construction	Other
	2010	2010	2010
Risk Rating:
Other Assets Especially Mentioned	$7,358	$1,671	$8,938
Substandard	2,048	7,010	2,438
Doubtful	600	—	—
Loss	—	—	—

	$10,006	$8,681	$11,376

	Residential		Consumer
	Prime	Subprime	Installment	Other
	2010	2010	2010	2010
Risk Rating:
Other Assets Especially Mentioned	$1,517	$—	$123	$—
Substandard	3,868	—	575	—
Doubtful	—	—	—	—
Loss	—	—	—	—

	$5,385	$—	$698	$—

The following table presents an age analysis of past due loans receivable:

Age Analysis of Past Due Loans Receivable

As of December 31, 2010

(Dollars in thousands)	30-59 Days Past Due	59-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
Commercial	$191	$691	$2,079	$2,961	$48,398	$51,359	$—
Commercial Real Estate
Construction	3,515	—	1,585	5,100	28,434	33,534	180
Other	488	239	1,449	2,176	92,688	94,864	419
Residential
Prime	1,669	596	1,795	4,060	84,218	88,278	—
Subprime	—	—	—	—	—	—	—
Consumer	189	108	187	484	10,180	10,664	—

	$6,052	$1,634	$7,095	$14,781	$263,918	$278,699	$599

Loans are considered impaired when, based on current information, it is probable that the Bank will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Bank may measure impairment based on a loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Interest payments on impaired loans are typically applied to principal unless collectability is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

The following table presents a summary of impaired loans for the year ended December 31, 2010:

Impaired Loans

for the Year Ended December 31, 2010

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$1,009	$1,009	$—	$539	$43
Commercial real estate	1,628	1,628	—	1,940	—
Residential real estate	1,478	1,478	—	1,060	73
Consumer	181	181	—	439	14

	4,296	4,296	—	3,978	$130

With an allowance recorded
Commercial	$1,098	$1,098	$545	$2,293	$3
Commercial real estate	1,405	1,405	351	3,371	24
Residential real estate	1,341	1,341	416	1,347	21
Consumer	249	249	150	241	19

	4,093	4,093	1,462	7,252	67

Total
Commercial	$2,107	$2,107	$545	$2,832	$46
Commercial real estate	3,033	3,033	351	5,311	24
Residential real estate	2,819	2,819	416	2,407	94
Consumer	430	430	150	680	33

	$8,389	$8,389	$1,462	$11,230	$197

Interest income that would have been recorded under the original terms of nonaccrual loans and the interest actually recognized for the years ended December 31, 2009 is summarized below:

2009
Interest income that would have been recognized	$1,638
Interest income recognized	906

Interest income not recognized	$732

The balance of nonaccrual and impaired loans as of December 31, 2009 is as follows:

Loans on Nonaccrual Status

as of December 31, 2009

(Dollars in thousands)	2009

Commercial loans	$6,718
Real estate loans
Commercial	2,353
Construction	4,876
One to four-family (1)	1,768
Home equity loans	482
Consumer loans	570

$16,767
Loan 90 days or more past due	33

Total impaired loans	$16,800

Average impaired loans	$13,589
Related allowance for credit losses	$3,526

The Bank lends to customers located primarily in Anne Arundel County and surrounding areas of central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Loans that were 90 days or more past due, including nonaccrual loans were $8.0 million at December 31, 2010 and $6.6 million at December 31, 2009.

Certain officers and directors (and directors’ companies which have a 10% or more beneficial ownership) have loans with the Bank. Such loans were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and are being repaid as agreed.

A summary of the activity of these loans follows:

	2010	2009
Beginning balance	$10,785	$7,848
Advances	1,123	3,786
Repayments	(1,741)	(956)
Change in officers and directors, net	112	107

Ending balance	$10,279	$10,785

6. CREDIT COMMITMENTS

Loan commitments outstanding, unused lines of credit and letters of credit are as follows:

Dollars in thousands	2010	2009
Loan commitments and lines of credit
Construction	$1,601	$524
Other	63,623	50,685

	$65,224	$51,209

Letter of credit
Deposit secured	$941	$418
Other	1,236	1,174

	$2,177	$1,592

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

7. INVESTMENT IN BANK OWNED LIFE INSURANCE

In 2002, the Bank purchased single premium policies of Bank Owned Life Insurance (BOLI) amounting to $3,110,000. During 2010 an additional single premium policy in the amount of $1.0 million was purchased. The increase in cash surrender value is recorded as other noninterest income. The Bank recorded $216 thousand in BOLI income for 2010 and $141 thousand in 2009.

8. PREMISES AND EQUIPMENT

A summary of premises and equipment and the related depreciation is as follows:

	2010	2009

Land, land improvements and building	$6,118	$6,088
Leasehold improvements	3,246	3,245
Furniture, fixtures, and equipment	3,080	3,002
Construction in progress	798	820

	13,242	13,155
Accumulated depreciation	4,455	3,881

Net premises and equipment	$8,787	$9,274

Depreciation and amortization expense was $619 thousand for 2010 and $600 thousand for 2009. No interest was capitalized for the years ended December 31, 2010 and 2009.

9. LEASE COMMITMENTS

Lease obligations will require minimum rent payments as follows:

Period	Minimum Rentals $(000)
2011	$447
2012	767
2013	738
2014	698
2015	677
Remaining years	7,794

$11,121

The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases was $356 thousand and $354 thousand for 2010 and 2009, respectively.

10. DEPOSITS

Major classifications of deposits are as follows:

	2010	2009
Demand, noninterest bearing	$45,514	$40,834
NOW accounts	33,220	30,152
Savings and Money Market accounts	184,560	182,586
Time deposits, $100,000 and over	46,832	55,643
Other time	30,788	41,248

	$340,914	$350,463

Time deposits mature as follows:

	2010	2009
Repricing or maturing within one year	$52,016	$79,392
Maturing over one to three years	21,038	14,291
Maturing over three to five years	4,566	3,208

	$77,620	$96,891

At December 31, 2010 and 2009 there were no time deposits with maturities in excess of five years.

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

The following table presents certain information for repurchase agreements:

	2010	2009
Balance outstanding, at year end	$14,558	$14,642
Average balance during the year	20,060	14,912
Average interest rate during the year	0.65%	0.81%
Maximum month-end balance	$22,792	$19,342

12. BORROWINGS

The Company had other long-term borrowings at December 31, 2010 and 2009 as follows:

	2010	2009
FHLB 2.85% Advance due March 2014	$5,000	$5,000
FHLB 3.04% Advance due November 2017, Callable February 2011	5,000	5,000
FHLB 3.19% Advance due December 2017, Callable March 2011	5,000	5,000
FHLB 3.42% Advance due December 2017, Callable March 2011	5,000	5,000
FHLB 3.50% Advance due January 2018, Callable January 2012	5,000	5,000
FHLB 3.11% Advance due January 2018, Callable January 2013	10,000	10,000
FHLB 2.23% Advance due March 2018, Called March 2010	—	5,000

Total	$35,000	$40,000

Interest on these instruments is paid quarterly. FHLB advances are fully collateralized by pledges of loans. The Company has pledged under a blanket lien all qualifying residential and commercial mortgage loans under the borrowing agreement with the FHLB.

The Company had no short-term borrowings at December 31, 2010 and 2009.

13. GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors in a private pooled transaction. The variable rate on these securities adjusts quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 3.45%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities currently qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company. Interest expense on the trust preferred securities for the years ended December 31, 2010 and 2009 totaled $177 thousand and $204 thousand, respectively.

14. PROFIT SHARING AND OTHER EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, for those employees who meet the eligibility requirements set forth in the plan. The plan does not require the Company to match the participants' contributions. The Company’s contributions to the plan were $144 thousand in 2010 and $132 thousand in 2009.

The Company has entered into individual Supplemental Executive Retirement Agreements (SERAs) with certain of its executives. The SERAs are designed to provide certain post-retirement benefits to enable a targeted level of covered retirement income to be met and to provide certain death benefits. The Company is accruing the present value of these benefits over the remaining number of years to the executives’ retirement dates. Benefit accruals included in noninterest expense for 2010 and 2009 were $274 thousand, $258 thousand, respectively.

In 2007 the Company created an Employee Stock Purchase Plan (“ESPP”) whereby under the terms of the ESPP an employee may purchase Annapolis Bancorp, Inc. common stock at a 5% discount of the market price at the end of a purchase period. During 2010 employees purchased 2,719 shares of common stock under the ESPP and in 2009 employees purchased 4,136 shares of common stock under the ESPP.

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

In May 2006, a new Company stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 200,000 shares of the Company’s common stock may be awarded under the direction of the Company’s Compensation Committee. The Compensation Committee may in its discretion grant the following types of awards: options, share appreciation rights, restricted shares, deferred shares and performance awards. During 2010 33,384 restricted shares were granted under the terms of the plan.

The Company recognized $143 thousand in stock-based compensation expense for the year ended December 31, 2010 and $169 thousand in 2009. Stock-based compensation expense recognized in the consolidated statement of income for the years ended December 31, 2010 and 2009 reflects estimated forfeitures.

There were no options granted during 2010 and 2009.

Net cash proceeds from the exercise of stock options were approximately $43,000 and $20,000 for the years ending December 31, 2010 and 2009, respectively.

Stock option activity for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options Outstanding
Outstanding, beginning of year	183,819	$5.05	216,261	$4.87
Granted	—	—	—	—
Exercised	(17,776)	2.42	(7,777)	2.64
Forfeited	(6,221)	7.24	(11,332)	6.08
Expired	(35,552)	2.42	(13,333)	2.69

Outstanding, end of year	124,270	$6.06	183,819	$5.05

Vested	121,378	$6.00	170,626	$4.74
Nonvested	2,892	8.77	13,193	9.06

Outstanding, end of year	124,270	$6.06	183,819	$5.05

Weighted average remaining contractual term in years		2.8		2.8

Total intrinsic value of options vested, end of year	$41,000		$49,000

The remaining options expire as follows:

Expiration Date	Weighted Average Exercise Price	Options Vested	Nonvested

2011	2.72	31,968	—
2012	4.14	33,333	—
2014	7.68	7,463	—
2015	9.24	41,256	—
2016	8.77	4,832	1,208
2017	8.77	2,526	1,684

		121,378	2,892

A summary of the status of the Company’s restricted share awards follows:

	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Restricted Shares

Outstanding, beginning of year	98,005	$3.69	18,150	$8.44
Granted	33,384	3.90	92,005	3.02
Vested	(34,505)	2.70	(12,150)	5.72
Forfeited	(28,500)	5.96	—	—

Outstanding, end of year	68,384	$3.66	98,005	$3.69

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between the closing stock price on the last trading day in the year and the exercise price for those options in the money multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on the last trading day of the year. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options vested at the end of the year is approximately $41 thousand and $49 thousand for years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, $7 thousand of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 0.67 years, while $214 thousand of total unrecognized compensation costs related to restricted share units is expected to be recognized over a weighted average period of 2.84 years.

16. LINES OF CREDIT

The Bank is a member of the Federal Home Loan Bank system and has the potential to borrow up to an additional $73.0 million. If funded, this line is secured by one- to four-family residential and commercial mortgage loans held in the Bank’s portfolio. In addition, the Bank has available secured and unsecured lines of credit of $14.2 million at December 31, 2010.

17. PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. On January 30, 2010 the Company completed a transaction to participate in the Government sponsored Troubled Asset Relief Program which resulted in the Treasury purchasing 8,152 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at a value of $8.2 million. The Series A Preferred Stock qualifies as Tier 1 Capital. The Series A Preferred Stock pays a dividend of 5% per annum; payable quarterly for five years then pays a dividend of 9% per annum thereafter. Dividends declared for the years ended December 31, 2010 and 2009 were $407 thousand and $375 thousand, respectively.

18. INCOME TAXES

The components of income tax expense (benefit) are as follows:

	2010	2009
Current
Federal	$360	$554
State	68	147

	428	701
Deferred	458	(1,859)

	$886	($1,158)

The components of the deferred tax expense (benefit) are as follows:

	2010	2009
Provision for credit losses	$789	($1,500)
Deferred compensation	(135)	(158)
Depreciation expense	(77)	(66)
Deferred loan fees	(3)	19
Nonaccrual interest	(76)	(184)
Sale of loans	(31)	(4)
Other	(9)	34

Deferred tax benefit	$458	($1,859)

The components of the net deferred tax assets are as follows:

	2010	2009
Deferred tax assets
Allowance for credit losses	$2,233	$3,022
Deferred compensation	509	374
Deferred Loan Fees	64	61
Unrealized loss on securities available for sale	—	322
Nonaccrual interest	365	289
Other	45	3

Total deferred tax assets	3,216	4,071
Deferred tax liabilities
Depreciation	94	169
Unrealized gain on securities available for sale	193	—

Total deferred tax liabilities	287	169

Net deferred tax asset	$2,929	$3,902

The differences between federal income taxes at statutory rates and the amount reported by the Company follow:

	2010		2009
	Amount	%	Amount	%
Income (loss) before income taxes	$2,502		($2,865)

Taxes computed at the federal income tax rate	$851	34.0%	($974)	(34.0%)
Increases (decreases) resulting from
State income taxes, net of federal benefit	136	5.5%	(197)	(6.8%)
Nondeductible expenses	4	0.1%	61	2.1%
Nontaxable income	(105)	(4.2%)	(48)	(1.7%)

Income tax (benefit) expense	$886	35.4%	($1,158)	(40.4%)

19. CAPITAL STANDARDS

The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Company and the Bank as of December 31, 2010 and 2009 are as follows:

	Actual Amount	Ratio	Minimum Capital Adequacy Amount	Ratio	To be Well Capitalized Amount	Ratio

December 31, 2010
Total capital (to risk-weighted assets)
Company	$43,370	14.1%	$24,668	8.0%
Bank	$43,110	14.0%	$24,664	8.0%	$30,830	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$39,478	12.8%	$12,334	4.0%
Bank	$39,218	12.7%	$12,332	4.0%	$18,498	6.0%
Tier 1 capital (to average assets)
Company	$39,478	9.1%	$17,402	4.0%
Bank	$39,218	9.0%	$17,399	4.0%	$21,749	5.0%

December 31, 2009
Total capital (to risk-weighted assets)
Company	$42,004	13.7%	$24,490	8.0%
Bank	$42,003	13.7%	$24,488	8.0%	$30,610	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$38,126	12.5%	$12,245	4.0%
Bank	$38,126	12.5%	$12,244	4.0%	$18,368	6.0%
Tier 1 capital (to average assets)
Company	$38,126	8.6%	$17,750	4.0%
Bank	$38,126	8.6%	$17,750	4.0%	$22,188	5.0%

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

The Series A Preferred Stock issued under the TARP transaction that closed on January 30, 2010 qualify as tier one capital.

20. FAIR VALUE MEASUREMENTS

Effective January 1, 2010, the Company adopted FASB’s guidance on “Fair Value Measurements,” which provides a framework for measuring and disclosing fair value under GAAP. The guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or a nonrecurring basis (for example, impaired loans).

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

Level 3 inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the assets credit rating, prepayment assumptions and other factors such as credit loss assumptions

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include securities below investment grade and asset-backed securities in illiquid markets.

Impaired Loans. The Company does not report loans at fair value on a recurring basis, however from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment under the guidance of “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2010, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with the guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The following table’s present information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(in thousands)		Fair Value Measurements at December 31, 2010 Using
Description	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$53,761	$—	$53,761	$—	$—	$—
Issued by State and municipal	1,089	—	1,089	—	—	—
Mortgage-backed securities issued by Government agencies	37,737	—	37,737	—	—	—
Other debt securities	3,091	—	690	2,401	—	—

Total Debt Securities	95,678	—	93,277	2,401	—	—

Investment Securities Available for Sale – Equity Securities
Mutual funds	617	—	617	—	—	—

Total Equity Securities	617	—	617	—	—

Total Assets Measured at Fair Value on a Recurring Basis	$96,295	$—	$93,894	$2,401	$—	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) – Roll Forward at December 31, 2010

Investment Securities Available for Sale – Debt Securities
Beginning Balance	$—
Transfers in to Level 3	2,401
Transfers out of Level 3	—

Ending Balance	$2,401

Level 3 securities include two private-label residential one to-four family mortgage backed securities. These 2005 senior tranches in a securitization trust were rated “Aa1 and Aaa” by Moody’s when purchased in 2005 and are currently rated “B3“. In 2010, these securities were transferred from a Level 2 classification to a Level 3 classification in recognition of the rating downgrade and continued market illiquidity for privately-issued securities. It is the Company’s policy to recognize transfers at the end of the reporting period. The Company engages the service of independent third party valuation professionals to estimate the fair value of these securities. The valuation is meant to be “Level Three” pursuant to FASB ASC Topic 820 – Fair Value Measurements and Disclosures. The valuation uses an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity. At December 31, 2010, both securities were current on both principal and interest payments, had a fixed weighted average coupon of 5.50% and weighted average remaining life of less than two years.

(in thousands)		Fair Value Measurements at December 31, 2009 Using
Description	Fair Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$54,788	$—	$54,788	$—	$—	$—
Issued by State and municipal	1,089	—	1,089	—	—	—
Mortgage-backed securities issued by Government agencies	56,377	—	56,377	—	—	—
Other debt securities	5,038	—	5,038	—	—	—

Total Debt Securities	117,292	—	117,292	—	—	—

Investment Securities Available for Sale – Equity Securities
Mutual funds	591	—	591	—	—	—

Total Equity Securities	591	—	591	—	—

Total Assets Measured at Fair Value on a Recurring Basis	$117,883	$—	$117,883	$—	$—	$—

The Company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The Company has not elected the fair value option for any financial assets or liabilities at December 31, 2010. Assets measured at fair value on a nonrecurring basis are included in the table below.

(in thousands)		Fair Value Measurements at December 31, 2010 Using
Description	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Impaired loans
Commercial	$1,562	$—	$1,562	$—	$—	$—
Commercial real estate	1,449	—	1,449	—	—	—
Residential real estate	2,402	—	2,402	—	—	—
Construction	1,234	—	1,234	—	—	—
Consumer	280	—	280	—	—	—

Total impaired loans	6,927	—	6,927	—	—	—
Real estate owned	1,608	—	1,608	—	—	—
Other assets (repossessed assets)	145	—	145	—	—	—

Total Assets Measured at Fair Value on a Non Recurring Basis	$8,680	$—	$8,680	$—	$—	$—

(in thousands)		Fair Value Measurements at December 31, 2009 Using
Description	Fair Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Impaired loans
Commercial	$5,020	$—	$5,020	$—	$—	$—
Commercial real estate	2,217	—	2,217	—	—	—
Residential real estate	1,454	—	1,454	—	—	—
Construction	4,644	—	4,644	—	—	—
Consumer	448	—	448	—	—	—

Total impaired loans	13,783	—	13,783	—	—	—
Real estate owned	2,398	—	2,398	—	—	—
Other assets (repossessed assets)	122	—	122	—	—	—

Total Assets Measured at Fair Value on a Non Recurring Basis	$16,303	$—	$16,303	$—	$—	$—

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

	2010		2009
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$7,854	$7,854	$5,936	$5,936
Interest bearing balances with banks	16,856	16,856	10,138	10,138
Federal funds sold and other overnight investments	11,984	11,984	8,690	8,690
Investment securities available for sale	96,295	96,295	117,883	117,883
Federal Reserve and Federal Home Loan Stock	3,035	3,035	3,260	3,260
Loans and loans held for sale, net	273,063	273,454	274,032	274,056
Accrued interest receivable	1,567	1,567	1,934	1,934
Bank owned life insurance	5,442	5,442	4,226	4,226
Real estate owned	1,608	1,608	2,398	2,398
Financial liabilities
Noninterest-bearing deposits	$45,514	$45,514	$40,834	$40,834
Interest-bearing deposits	295,400	299,239	309,629	315,343
Securities sold under agreements to repurchase	14,558	14,558	14,642	14,642
Long-term borrowings	35,000	32,483	40,000	38,308
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	187	187	211	211

The carrying amount for cash and due from banks, federal funds sold and interest bearing balances due from banks approximates fair value.

The fair values of U.S. Treasury and Government agency securities and mortgage backed securities are determined using market quotations where available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

The carrying amount of junior subordinated debentures approximate the fair values at the reporting date.

22. EARNINGS PER SHARE

A summary of shares outstanding for basic and fully diluted earnings per share is as follows:

In thousands(000)	2010	2009

Weighted average shares outstanding, basic	3,910	3,858
Common stock equivalents	37	—

Average common shares and equivalents, fully diluted	3,947	3,858

Options and warrants outstanding excluded from above as they were antidilutive at December 31,	455	474

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED

	December 31,	September 30,	June 30,	March 31,
2010
Interest income	$4,817	$4,771	$4,917	$5,349
Interest expense	1,000	1,093	1,211	1,330
Net interest income	3,817	3,678	3,706	4,019
Provision for credit losses	927	622	363	236
Net income	262	299	438	617
Net income available to common shareholders	141	176	318	497
Comprehensive income	(508)	434	1,091	1,389
Earnings per common share - basic	0.04	0.04	0.08	0.13
Earnings per share common - diluted	0.04	0.04	0.08	0.13

2009
Interest income	$5,492	$5,404	$5,343	$4,986
Interest expense	1,513	1,605	1,956	2,061
Net interest income	3,979	3,799	3,387	2,925
Provision for credit losses	427	1,102	3,803	1,208
Net income (loss)	381	223	(1,861)	(450)
Net income (loss) available to common shareholders	261	103	(1,981)	(532)
Comprehensive income (loss)	21	1,479	(3,088)	(573)
Earnings (loss) per common share - basic	0.07	0.03	(0.51)	(0.14)
Earnings (loss) per share common - diluted	0.07	0.03	(0.51)	(0.14)

24. PARENT COMPANY FINANCIAL INFORMATION

The balance sheet and statements of income and cash flows for ANNAPOLIS BANCORP, INC. (Parent Company only) follow:

Balance Sheets

December 31,	2010	2009
Assets
Cash and due from banks	$272	$193
Due from subsidiaries	—	—
Investment in subsidiaries	39,669	37,646
Deferred income taxes and other assets	49	29

Total assets	$39,990	$37,868

Liabilities and Stockholders’ Equity
Junior subordinated debt	$5,155	$5,155
Due to subsidiaries	1	20
Accrued dividends	52	52
Other liabilities	8	9
Stockholders’ Equity
Preferred stock	8,063	7,985
Common stock	39	39
Warrants	234	234
Paid in capital	11,643	11,500
Retained earnings	14,499	13,368
Accumulated other comprehensive income (loss)	296	(494)

Total liabilities and stockholders’ equity	$39,990	$37,868

Statement of Income

Years Ended December 31,	2010	2009
Interest income	$—	$—
Interest expense	177	204

Net interest income	(177)	(204)

Equity in undistributed income (loss) of subsidiaries	1,233	(1,979)
Dividends from subsidiary	588	636

Total income (loss)	1,644	(1,547)

Noninterest expense
Compensation	30	112
Legal	50	93
Shareholder communications	82	85

Total expense	162	290

Income (loss) before income tax benefit	1,482	(1,837)
Income tax benefit	(134)	(130)

Net income (loss)	$1,616	($1,707)
Preferred Stock Dividend and Discount Accretion	(485)	(442)

Net Income (Loss) Available to Common Shareholders	$1,131	($2,149)

Statements of Cash Flows

Years Ended December 31,	2010	2009
Cash flows from operating activities
Net income (loss)	$1,616	($1,707)
Due from subsidiaries	(20)	26
Tax benefit (provided) received	(14)	3
Stock-based compensation	90	169
Downstream of cash to subsidiary	—	(8,152)
Undistributed net (income) loss of subsidiary	(1,821)	1,343
Net (decrease) increase in other assets and liabilities	(6)	(2)

Net cash used in operations	(155)	(8,320)

Cash flows from financing activities
Dividends received from Bank	588	636
Issuance of preferred stock and warrants	—	8,152
Payment of dividends on preferred stock	(407)	(323)
Proceeds from stock options exercised and
Employee Stock Purchase Plan	53	32

Net cash provided by financing activities	234	8,497

Net increase in cash	79	177
Cash and equivalents at beginning of year	193	16

Cash and equivalents at end of year	$272	$193

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Exchange Act) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors, officers, promoters and control persons and regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2011 at pages 4 through 7 which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year (“Proxy Statement”).

Code of Ethics

On June 20, 2003, the Company’s Board of Directors adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. On February 18, 2011 the Company’s Board of Directors reaffirmed the code of ethics. The Code of Ethics for the Principal Executive Officer and the Senior Financial Officer has been posted on the Company’s internet website at www.bankannapolis.com.

Audit Committee

The information relating to the Company’s Audit Committee is incorporated herein by reference to the Company’s Proxy Statement at page 7.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to director and executive compensation is incorporated herein by reference to the Company’s Proxy Statement at pages 11 through 15.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On May 17, 2007 shareholders approved a new Employee Stock Purchase Plan. Under the plan, which was effective July 1, 2007, eligible employees are able to purchase shares of the Company’s common stock through payroll deductions. Shares have a price equal to 95% of the fair market value on the purchase date (and could be as low as 85% per Code Section 423 rules). During 2010, 2,719 shares of common stock were purchased through the Employee Stock Purchase Plan.

The Company currently has three stock incentive plans. In April 1997, the Company’s 1997 Employee Incentive Stock Option Plan was approved by shareholders at the annual meeting. Under the 1997 plan, up to 177,777 shares of the Company’s common stock could be awarded under the direction of the Company’s Compensation Committee. Incentive stock options vest over a five year period. No additional awards may be made from this plan. During April 2000, the Company’s 2000 stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 355,554 shares of the Company’s common stock could be awarded under the direction of the Company’s Compensation Committee. Incentive stock options and grants vest over a five-year period. No additional awards may be made from this plan. In May 2006, a new Company stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 200,000 shares of the Company’s common stock may be awarded under the direction of the Company’s Compensation Committee. The Compensation Committee may in its discretion grant the following types of awards: options, share appreciation rights, restricted shares, deferred shares and performance awards. During 2010, 33,384 restricted shares of common stock with vesting on various dates beginning on January 28, 2011 and continuing through September 27, 2015 were granted under the terms of the 2006 Plan. During 2010, 17,776 options granted in prior years were exercised, 6,221 were forfeited and 35,552 options to purchase common stock expired. Also during 2010 34,505 restricted shares vested and were issued and 28,500 shares were forfeited. At December 31, 2010, the Company had a total of 124,270 options granted and outstanding and 68,384 restricted shares granted and outstanding. See Note 15 to the Consolidated Financial Statements for more information on the Company’s stock option plans.

A table of the Equity Compensation Plan Information is shown below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	192,654	$5.21	168,596
Equity compensation plans not approved by security holders	—	—	—

Total	192,654	$5.21	168,596

In addition to the securities listed above as part of the TARP CPP, the Company sold a warrant to purchase 299,706 shares of common stock at a price of $4.08 per share to the Treasury on January 30, 2009.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company’s Proxy Statement at pages 2 though 4.

The Equity Compensation Plan Information appears in the Company’s Proxy Statement on pages 14 through 15 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement on pages 15 through 16.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Stegman & Company for the audit of Annapolis Bancorp’s annual consolidated financial statements for the years ended December 31, 2010 and December 31, 2009 and fees billed for other services rendered by Stegman & Company during those periods.

	Year ended December 31,
	2010	2009

Audit fees (1)	$68,719	$72,793
Audit related fees (2)	7,000	6,500
Tax fees (3)	5,750	5,750
All other fees	—	—

Total fees	$81,469	$85,043

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review procedures in accordance with SAS 100 of Form 10-Q for the quarters ended March 31, 2010 and 2009, June 30, 2010 and 2009 and September 2010 and 2009 respectively, and services that are normally provided by Stegman & Company in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of fees billed for professional services rendered for the audit of the Company’s Employee Stock Purchase Plan for the years ended December 31, 2009 and 2008.
(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax return assistance and compliance, tax advice and tax planning and property and other tax return assistance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements of Annapolis Bancorp, Inc. have been included in Item 8.

2.	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Annapolis Bancorp, Inc.**

3.3	Articles of Incorporation of BankAnnapolis***

3.4	Bylaws of BankAnnapolis***

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

4.1	Form of Stock Certificate for the Fixed Rate Cumulative Preferred Stock, Series A. *******

4.2	Warrant To Purchase 299,706 Shares of Common Stock Of Annapolis Bancorp, Inc. *******

10.1	Annapolis National Bancorp, Inc. Employee Stock Option Plan*+

10.2	Annapolis National Bancorp, Inc. 2000 Employee Stock Option Plan****

10.3	Annapolis Bancorp, Inc. 2007 Stock Incentive Plan*****

10.4	Form of Stock Option Award Agreement*****

10.5	Form of Restricted Share Award Agreement*****

10.6	Form of Deferral Election Agreement for Deferred Share Units*****

10.7	Annapolis Bancorp, Inc. 2007 Employee Stock Purchase Plan ******

10.8	Securities Purchase Agreement by and between the United States Department of the Treasury and Annapolis Bancorp, Inc. dated January 30, 2009*******

14.0	Code of Ethics++

23.0	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Certification Pursuant to 31 C. F. R. 30.15

99.2	Certification Pursuant to 31 C. F. R. 30.15

+	Management contract or compensatory plan or arrangement.

++	Incorporated herein by reference to the Annual Report on Form 10-KSB for fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 25, 2005.

*	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, filed with the Securities and Exchange Commission on June 23, 1997.

**	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 23, 2008.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.

****	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2000 annual meeting, filed with the Securities and Exchange Commission on April 5, 2000.

*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on August 8, 2007.

******	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2007 annual meeting, filed with the Securities and Exchange Commission on April 13, 2007.

*******	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANNAPOLIS BANCORP, INC.

By:	/s/ Richard M. Lerner
Richard M. Lerner
Chairman and CEO

Date:	March 25, 2011

By:	/s/ Edward J. Schneider
Edward J. Schneider
Chief Financial Officer

Date:	March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates stated.

NAME	Title	Date

/s/ Richard M. Lerner	Chairman, Chief Executive Officer and	March 25, 2011
Richard M. Lerner	Director (principal executive officer)

/s/ Edward J. Schneider	Treasurer and Chief Financial Officer	March 25, 2011
Edward J. Schneider	(principal accounting and financial officer)

/s/ Joseph G. Baldwin	Director	March 25, 2011
Joseph G. Baldwin

/s/ Walter L. Bennett, IV	Director	March 25, 2011
Walter L. Bennett, IV

/s/ Clyde E. Culp, III	Director	March 25, 2011
Clyde E. Culp, III

/s/ Kendel S. Ehrlich	Director	March 25, 2011
Kendel S. Ehrlich

/s/ F. Carter Heim	Director	March 25, 2011
F. Carter Heim

/s/ Richard E. Hug	Director	March 25, 2011
Richard E. Hug

/s/ Stanley J. Klos, Jr.	Director	March 25, 2011
Stanley J. Klos, Jr.

/s/ Lawrence E. Lerner	Director	March 25, 2011
Lawrence E. Lerner

/s/ Lawrence W. Schwartz	Director	March 25, 2011
Lawrence W. Schwartz

/s/ Ermis Sfakiyanudis	Director	March 25, 2011
Ermis Sfakiyanudis

/s/ Clifford T. Solomon	Director	March 25, 2011
Clifford T. Solomon