Form 10-Q
period 2011-03-31
ANNAPOLIS BANCORP INC
filed 2011-05-13
CIK 1041429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO 0

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files).  YES 0  NO 0

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  0          Accelerated filer 0          Non-accelerated filer 0          Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES 0  NO ☒

At April 30, 2011, the Registrant had 3,951,977 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – Financial Statements
Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010		1
Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2011 and 2010 (unaudited)		2
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Three Month Periods Ended March 31, 2011 and 2010 (unaudited)		3
Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2011 and 2010 (unaudited)		4-5
Notes to Consolidated Financial Statements (unaudited)		6-23
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.		23-37
Item 3 – Quantitative and Qualitative Disclosures About Market Risk		37
Item 4 – Controls and Procedures		38

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings		38

Item 1A – Risk Factors		38

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds		38

Item 3 – Defaults Upon Senior Securities		38

Item 4 – Reserved		38

Item 5 – Other Information		38

Item 6 – Exhibits		39

SIGNATURES		40
CERTIFICATIONS		41-47

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of March 31, 2011 and December 31, 2010

(in thousands)

	(Unaudited) March 31, 2011	(Audited) December 31, 2010
Assets
Cash and due from banks	$2,094	$7,854
Interest bearing balances with banks	13,612	16,856
Federal funds sold and other overnight investments	17,405	11,984
Investment securities available for sale, at fair value	89,060	96,295
Federal Reserve and Federal Home Loan Bank Stock	3,035	3,035
Loans held for sale	464	1,379
Loans, less allowance for credit losses of $6,892 and $6,853	277,716	271,684
Premises and equipment, net	8,722	8,787
Accrued interest receivable	1,450	1,567
Deferred income taxes	3,129	2,929
Investment in bank owned life insurance	5,483	5,442
Real estate owned	1,608	1,608
Other assets	2,330	2,720

Total assets	$426,108	$432,140

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$45,759	$45,514
Interest bearing	290,414	295,400
Securities sold under agreements to repurchase	12,717	14,558
Long-term borrowings	35,000	35,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest payable and other liabilities	2,211	1,894

Total liabilities	391,101	397,366

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 8,152 shares at March 31, 2011 and at December 31, 2010, net of discount of $69 and $89	8,083	8,063
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,946,832 shares at March 31, 2011 and 3,922,006 at December 31, 2010	39	39
Warrants	234	234
Paid in capital	11,697	11,643
Retained earnings	14,886	14,499
Accumulated other comprehensive income	68	296

Total stockholders’ equity	35,007	34,774

Total liabilities and stockholders’ equity	$426,108	$432,140

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Three Month Periods Ended March 31, 2011 and 2010

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months Ended March 31,
	2011	2010
Interest and dividend income
Loans, including fees	$4,191	$4,120
Interest bearing deposits with banks	4	6
Federal funds sold and other overnight investments	7	6
Mortgage-backed securities	348	585
U. S. Treasury securities and obligations of other U. S. Government agencies	329	607
State and municipal securities	11	11
Equity securities	20	14

Total interest and dividend income	4,910	5,349

Interest expense
Certificates of deposit, $100,000 or more	135	211
Other deposits	459	753
Securities sold under agreements to repurchase	17	21
Interest on long-term borrowings	321	345

Total interest expense	932	1,330

Net interest income	3,978	4,019
Provision for credit losses	557	236

Net interest income after provision for credit losses	3,421	3,783

Noninterest income
Service charges and fees on deposits	300	267
Mortgage banking fees	2	22
Other fee income	29	104
Loss on sale of securities	-	(55)
Gain on sale of loans	68	42
Gain on sale of real estate owned and repossessed assets	-	32
Loss on disposal of fixed assets	(31)	-

Total noninterest income	368	412

Noninterest expense
Personnel	1,761	1,784
Occupancy and equipment	421	417
Data processing	208	208
Legal and professional fees	79	146
Marketing	109	101
FDIC insurance	146	150
Other operating expenses	319	407

Total noninterest expense	3,043	3,213

Income before income taxes	746	982
Income tax expense	237	365

Net income	509	617
Preferred stock dividend and discount accretion	122	120

Net income available to common shareholders	$387	$497

Basic earnings per common share	$0.10	$0.13

Basic weighted average shares	3,938,070	3,890,619

Diluted earnings per common share	$0.09	$0.13

Diluted weighted average shares	4,280,370	3,963,139

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Income

for the Three Month Periods Ended March 31, 2011 and 2010

(unaudited)

(dollars in thousands)

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income

Balances, January 1, 2011	$8,063	$39	$234	$11,643	$14,499	$296	$34,774
Net income	-	-	-	-	509	-	509	$509
Stock options exercised and restricted stock issued	-	-	-	14	-	-	14	-
Preferred stock dividend declared and discount accretion	20	-	-	-	(122)	-	(102)	-
Stock-based compensation	-	-	-	38	-	-	38	-
Employee stock purchase plan	-	-	-	2	-	-	2	-
Unrealized loss on investment securities net of taxes of $149	-	-	-	-	-	(228)	(228)	(228)

Balances, March 31, 2011	$8,083	$39	$234	$11,697	$14,886	$68	$35,007	$281

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total	Comprehensive Income

Balances, January 1, 2010	$7,985	$39	$234	$11,501	$13,367	($494)	$32,632
Net income	-	-	-	-	617	-	617	$617
Stock options exercised and restricted stock issued	-	-	-	43	-	-	43	-
Preferred stock dividend declared and discount accretion	19	-	-	-	(120)	-	(101)	-
Stock-based compensation	-	-	-	46	-	-	46	-
Employee stock purchase plan	-	-	-	2	-	-	2	-
Reclassification adjustment for securities losses net of taxes of $20 included in net income	-	-	-	-	-	35	35	35
Unrealized gain on investment securities net of taxes of $483	-	-	-	-	-	737	737	737

Balances, March 31, 2010	$8,004	$39	$234	$11,592	$13,864	$278	$34,011	$1,389

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Three Month Periods Ended March 31, 2011 and 2010

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$509	$617
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	145	155
Amortization of premiums and accretions of discounts, net	85	97
Provision for credit losses	557	236
Origination of loans held for sale	(5,215)	(5,682)
Proceeds from sale of loans held for sale	6,198	7,619
Stock based compensation	38	46
Deferred income taxes	(51)	47
Earnings on life insurance policies	(41)	(38)
Loss on sale of securities, available for sale	-	55
Gain on sale of loans held for sale	(68)	(42)
Gain on sale of real estate owned and repossessed assets	-	(32)
Loss on disposal of fixed assets	31	-
Decrease (increase) in:
Accrued interest receivable	117	294
Prepaid FDIC insurance	132	140
Other assets	255	(183)
Increase (decrease) in:
Accrued interest payable	(3)	3
Accrued income taxes, net of taxes refundable	103	317
Deferred loan origination fees	(43)	(62)
Other liabilities	217	266

Net cash provided by operating activities	2,966	3,853

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	9,781	25,691
Purchase of securities available for sale	(3,008)	(11,577)
Net increase in federal funds sold	(5,421)	(12,262)
Net decrease in interest bearing certificates of deposit	3,244	1,822
Net (increase) decrease in loans receivable	(6,546)	1,598
Proceeds from sales of real estate owned	-	945
Proceeds from sales of repossessed assets	-	19
Purchase of premises and equipment, net of disposals	(108)	(24)

Net cash (used in) provided by investing activities	(2,058)	6,212

Cash flows from financing activities
Net increase (decrease) in:
Time deposits	170	(7,305)
Other deposits	(4,911)	1,877
Securities sold under agreements to repurchase	(1,841)	(1,496)
Repayment of long-term borrowing	-	(5,000)
Proceeds from stock options exercised	14	43
Proceeds from issuance of common stock	2	3
Payment of preferred stock dividend	(102)	(102)

Net cash used in financing activities	(6,668)	(11,980)

Net decrease in cash	(5,760)	(1,915)
Cash and cash equivalents, beginning of period	7,854	5,936

Cash and cash equivalents, end of period	$2,094	$4,021

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

for the Three Month Periods Ended March 31, 2011 and 2010

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2011	2010

Supplemental cash flow information
Interest paid, including interest credited to accounts	$1,037	$1,328
Income taxes paid	$225	$205

Non-cash investing activities
Transfers from loans to real estate owned	$-	$282
Transfers from loans to other assets	$-	$64

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the Three Month Periods Ended March 31, 2011 and 2010

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011 or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2011.

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

The Bank currently conducts a general commercial and retail banking business in its market area, emphasizing the banking needs of small businesses, professional concerns and individuals from its headquarters in Annapolis, its six other branches located in Anne Arundel County, Maryland and one branch located on Kent Island in Queen Anne’s County, Maryland. The Bank recently announced that it will close its Market House branch on May 27, 2011. Deposits of the branch will be moved to the Bank’s Bestgate office.

The Bank has built its reputation on exemplary customer service and outreach to the communities surrounding each of the Bank’s locations. The Bank is committed to offering products and services that focus on relationship banking and provide an alternative to the large multi-regional financial institutions that are so pervasive in the markets the Bank serves. The Bank has selected its newest location, Annapolis Towne Centre, based on demographics and business development opportunities. The Bank attracts most of its customer deposits from Anne Arundel County, Maryland, and to a lesser extent, Queen Anne’s County, Maryland. The Bank’s lending operations are centered in Anne Arundel County, but extend throughout Central Maryland.

Note C – Stock Based Compensation

Stock based-compensation expense recognized in the three month periods ended March 31, 2011 and 2010 was $38,000 and $46,000, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the first quarter of 2011 and 2010 reflects estimated forfeitures.

During the first quarter of 2011 and 2010, there were no options granted to employees or directors of the Company or Bank.

Stock option activity for the three months ended March 31, 2011 and 2010 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	124,270	$6.06
Grants	-	-
Exercised	(5,333)	2.64
Forfeitures	-	-
Expired	(22,374)	2.64

Outstanding as of March 31, 2011	96,563	$7.05

Exercisable at March 31, 2011	94,204	$6.99	2.8	$-

Outstanding at January 1, 2010	183,819	$5.05
Grants	-	-
Exercised	(17,776)	2.42
Forfeitures	-	-

Outstanding as of March 31, 2010	166,043	$5.33

Exercisable at March 31, 2010	152,850	$5.01	2.8	$-

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on the last trading day in the first three months of 2011 and 2010, and the exercise price of the options multiplied by the number of shares) on March 31, 2011 and March 31, 2010. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $9,386 for the three months ended March 31, 2011, and $19,200 for the three months ended March 31, 2010. No options vested during the three month periods ending March 31, 2011 and 2010. As of March 31, 2011, $4,798 of total unrecognized costs related to options is expected to be recognized over a weighted average period of 0.8 years.

During the first quarter of 2011, an employee of the Bank was awarded 5,000 restricted shares at a market value of $4.45 per share. One-half of the restricted shares vest on each of the employee’s first two anniversaries of employment with the Bank, with the shares being fully vested on February 28, 2013. During the first quarter of 2010, an employee of the Bank was awarded 3,000 restricted shares at a market value of $3.75 per share. One-third of the restricted shares vest on each of the employee’s first three anniversaries of employment with the Bank, with the shares being fully vested on March 15, 2013.

During the first quarter of 2011, non-employee directors of the Bank were awarded a total of 12,782 shares of restricted stock at a market value of $4.30 per share in lieu of an annual retainer. These shares vest on January 27, 2012. During the first quarter of 2010, non-employee directors of the Bank were awarded a total of 15,384 shares of restricted stock at a market value of $3.90 per share in lieu of an annual retainer. These shares vested on January 28, 2011. Non-compensation related expense of $13,750 and $15,000 was recognized for each of the three month periods ended March 31, 2011 and 2010, respectively, relating to the shares issued to non-employee directors.

As of March 31, 2011, 5,000 restricted shares of the 67,282 shares outstanding have vested. The remaining 62,282 shares will vest over a weighted average period of 2.3 years.

Restricted stock activity for the three months ended March 31, 2011 and 2010 was as follows:

	Shares	Weighted Average Grant Price
Outstanding at January 1, 2011	68,384	$3.66
Grants	17,782	4.34
Issued	18,884	3.77
Forfeitures	-	-

Outstanding as of March 31, 2011	67,282	$3.84

Outstanding at January 1, 2010	98,005	$3.69
Grants	18,384	3.88
Issued	23,005	2.50
Forfeitures	-	-

Outstanding as of March 31, 2010	93,384	$4.02

As of March 31, 2011, $170,000 of total unrecognized costs related to unvested restricted shares and restricted share units is expected to be recognized over a weighted average period of 2.3 years. As of March 31, 2010, $261,000 of total unrecognized costs related to unvested restricted shares and restricted share units was expected to be recognized over a weighted average period of 1.4 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended March 31,
	2011	2010
Net income available to common shareholders	$387	$497
Weighted average common shares outstanding	3,938	3,891
Basic Earnings Per Common Share	$0.10	$0.13

Net income available to common shareholders	$387	$497
Weighted average common shares outstanding	3,938	3,891
Effect of potential dilutive common shares	342	72
Total weighted average diluted common shares outstanding	4,280	3,963
Diluted Earnings Per Common Share	$0.09	$0.13

Basic earnings per share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock, restricted share units and warrants. For each of the three months ended March 31, 2011 and 2010, 58,969 and 385,036 shares of common stock, respectively, attributable to outstanding stock options, restricted stock, restricted share units and warrants were excluded from the calculations of diluted earnings per common share because their effect was anti-dilutive.

Note E – Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2011
Available for sale
U.S. Government agency	$49,977	$196	$738	$49,435
State and municipal	1,078	16	-	1,094
Residential mortgage-backed securities	37,289	727	105	37,911
Other equity securities	604	16	-	620

	$88,948	$955	$843	$89,060

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2010
Available for sale
U.S. Government agency	$54,062	$209	$510	$53,761
State and municipal	1,079	10	-	1,089
Residential mortgage-backed securities	40,067	873	112	40,828
Other equity securities	599	18	-	617

	$95,807	$1,110	$622	$96,295

The amortized cost and estimated fair value of securities by contractual maturities at March 31, 2011 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Available for Sale
	Amortized Cost	Estimated Fair Value
(dollars in thousands)
Due within one year	$5,005	$5,016
Due after one through five years	14,235	14,118
Due after five through ten years	24,256	23,830
Due after ten years	44,848	45,476
Equity securities	604	620

	$88,948	$89,060

The following table shows the level of the Company’s gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at March 31, 2011.

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government agency	$29,742	$731	$842	$7	$30,584	$738
Residential mortgage-backed securities	5,725	22	2,276	83	8,001	105

	$35,467	$753	$3,118	$90	$38,585	$843

The unrealized losses that exist are the result of market changes in interest rates since the original purchase. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011. The Company has used a variety of tools to analyze the contents of its security portfolio and at this time does not believe that the unrealized losses in the portfolio shown in the table above are other than temporary. At March 31, 2011 mortgaged-backed securities with a fair market value of $2.3 million carried bond ratings below investment grade. These securities were evaluated by an independent third-party consulting firm and were deemed by management not to be other-than-temporarily impaired at March 31, 2011. The valuation uses an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity. At March 31, 2011, both securities were current on both principal and interest payments.

Note F – Loans, Allowance For Credit Losses And Credit Quality

Major classifications of loans are as follows:

	March 31, 2011(1)	December 31, 2010 (1)
Commercial
Real estate	$52,214	$51,359
Commercial	101,641	94,864
Construction	32,922	33,534
One to four-family	51,867	51,581
Home equity	35,961	36,697
Consumer	10,208	10,664

	284,813	278,699

Deferred loan fees, net	(205)	(162)
Allowance for credit losses	(6,892)	(6,853)

	(7,097)	(7,015)

Loans, net	$277,716	$271,684

The maturity and rate repricing distribution of the loan portfolio is as follows:

Repricing or maturing within one year	$114,127	$117,574
Maturing over one to five years	111,374	102,755
Maturing over five years	59,312	58,370

	$284,813	$278,699

(1) Excludes loans held for sale

The following table shows the allowance for credit losses and recorded investment in loans receivable for the period ended March 31, 2011:

Allowance for Credit Losses and Recorded Investment in Loans Receivable

for the Three Months Ended March 31, 2011

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
March 31, 2011
Allowance for credit losses:
Beginning balance, January 1, 2011	$1,868	$3,205	$1,257	$523	$-	$6,853
Charge-offs	471	-	-	55	-	526
Recoveries	5	-	-	3	-	8
Provision	484	(151)	177	47	-	557

Ending balance, March 31, 2011	$1,886	$3,054	$1,434	$518	$-	$6,892

Period ending amount: Individually evaluated for impairment	$346	$351	$523	$185	$-	$1,405

Period ending amount: Collectively evaluated for impairment	$1,540	$2,703	$911	$333	$-	$5,487

Period ending amount: Loans acquired with deteriorating credit quality	$-	$-	$-	$-	$-	$-

Loans individually evaluated for impairment	$1,625	$1,644	$3,016	$436	$-	$6,721

Loans collectively evaluated for impairment	$50,589	$130,398	$87,333	$9,772	$-	$278,092

Nonaccrual loans totaled approximately $6.5 million and $7.8 million at March 31, 2011 and December 31, 2010, respectively, while loans past due greater than 90 days totaled $258,000 and $599,000 at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 $1.4 million of loan loss allowances were allocated to all loans classified as impaired with $1.5 million of loan loss allowances allocated to all loans classified as impaired at December 31, 2010.

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management assigns a Risk Assessment Rating (“Risk Rating”) to extensions of credit based upon the degree of risk, the likelihood of repayment and the effect on the Bank’s safety and soundness. The Risk Rating, applied consistently, enables lending personnel and bank management to monitor the loan portfolio. The Risk Rating is an integral part of the bank’s loan loss provision formulation process and, properly maintained, the Risk Rating assessment can provide an early warning signal of deterioration in a credit.

The Company uses a risk rating matrix to assign a risk grade to each loan. The Risk Ratings are divided into five general categories:

1.  Risk Ratings 1 - 6 are assigned to “Pass” credits.

2.  Risk Rating 7 is assigned to “Pass” credits that are also considered “Watch” credits.

3.  Risk Rating 8 is assigned to “Criticized” credits.

4.  Risk Ratings 9 and 10 are assigned to “Classified” credits.

5.  Risk Rating 11 is assigned to “Loss” credits.

A general description of the characteristics of the risk ratings are described below:

•

Risk ratings 1, 2 and 3 – these ratings have the highest degree of probability of repayment. Borrowers in this category are established entities, well-positioned within their industry with a proven track record of solid financial performance. These ratings are usually reserved for the strongest customers of the Bank who have strong capital, stable earnings and alternative sources of financing.

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

•

Risk rating 9 – this rating is for loans considered “Substandard” in accordance with regulatory guidelines. This rating represent assets inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets have a well-defined weakness, or weaknesses, that jeopardize liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if deficiencies are not corrected.

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

The following table presents credit quality indicators:

Credit Quality Indicators

as of March 31, 2011

(Dollars in thousands)

		Commercial Real Estate
	Commercial	Construction	Other
	2011	2011	2011
Risk Rating:
Other Assets Especially Mentioned	$6,156	$1,670	$8,927
Substandard	4,311	3,495	3,869
Doubtful	600	-	-
Loss	-	-	-

	$11,067	$5,165	$12,796

	Residential	Consumer
	Prime	Installment
	2011	2011
Risk Rating:
Other Assets Especially Mentioned	$2,441	$122
Substandard	4,118	537
Doubtful	-	-
Loss	-	-

	$6,559	$659

Credit Quality Indicators

as of December 31, 2010

(Dollars in thousands)

		Commercial Real Estate
	Commercial	Construction	Other
	2010	2010	2010
Risk Rating:
Other Assets Especially Mentioned	$7,358	$1,671	$8,938
Substandard	2,048	7,010	2,438
Doubtful	600	-	-
Loss	-	-	-

	$10,006	$8,681	$11,376

	Residential	Consumer
	Prime	Installment
	2010	2010
Risk Rating:
Other Assets Especially Mentioned	$1,517	$123
Substandard	3,868	575
Doubtful	-	-
Loss	-	-

	$5,385	$698

The following table presents an age analysis of past due loans receivable:

Age Analysis of Past Due Loans Receivable

As of March 31, 2011

(Dollars in thousands)

	30-59 Days Past Due	59-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2011
Commercial	$25	$2,259	$1,625	$3,909	$48,305	$52,214	$3
Commercial Real Estate
Construction	3,320	-	-	3,320	29,602	32,922	-
Other	6,377	-	238	6,615	95,026	101,641	238
Residential	1,354	513	1,839	3,706	84,122	87,828	-
Consumer	372	-	203	575	9,633	10,208	17

	$11,448	$2,772	$3,905	$18,125	$266,688	$284,813	$258

Age Analysis of Past Due Loans Receivable

As of December 31, 2010

(Dollars in thousands)

	30-59 Days Past Due	59-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2010
Commercial	$191	$691	$2,079	$2,961	$48,398	$51,359	$-
Commercial Real Estate
Construction	3,515	-	1,585	5,100	28,434	33,534	180
Other	488	239	1,449	2,176	92,688	94,864	419
Residential	1,669	596	1,795	4,060	84,218	88,278	-
Consumer	189	108	187	484	10,180	10,664	-

	$6,052	$1,634	$7,095	$14,781	$263,918	$278,699	$599

Total past due loans increased from $14.8 million to $18.1 million primarily due to two commercial real estate loans aggregating nearly $5.6 million. A payment was received on April 1, 2011 on one of the loans with an outstanding principal balance of $3.5 million bringing it to under 30 days past due.

Loans are considered impaired when, based on current information it is probable that the Bank will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Bank may measure impairment based on a loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Interest payments on impaired loans are typically applied to principal unless collectability is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

The following tables presents a summary of impaired loans as of and for the three months ended March 31, 2011 and as of December 31, 2010 and for the year then ended:

Impaired Loans

as of and for the Three Month Period Ended March 31, 2011

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$996	$996	$-	$1,445	$14
Commercial real estate	238	238	-	831	-
Residential real estate	1,528	1,528	-	1,353	16
Consumer	176	176	-	359	4

	2,938	2,938	-	3,988	$34

With an allowance recorded
Commercial	$629	$629	$346	$937	$1
Commercial real estate	1,406	1,406	351	1,405	16
Residential real estate	1,488	1,488	523	1,491	4
Consumer	260	260	185	280	4

	3,783	3,783	1,405	4,113	25

Total
Commercial	$1,625	$1,625	$346	$2,382	$15
Commercial real estate	1,644	1,644	351	2,236	16
Residential real estate	3,016	3,016	523	2,844	20
Consumer	436	436	185	639	8

	$6,721	$6,721	$1,405	$8,101	$59

Impaired Loans

as of and for the Year Ended December 31, 2010

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$1,009	$1,009	$-	$539	$43
Commercial real estate	1,628	1,628	-	1,940	-
Residential real estate	1,478	1,478	-	1,060	73
Consumer	181	181	-	439	14

	4,296	4,296	-	3,978	$130

With an allowance recorded
Commercial	$1,098	$1,098	$545	$2,293	$3
Commercial real estate	1,405	1,405	351	3,371	24
Residential real estate	1,341	1,341	416	1,347	21
Consumer	249	249	150	241	19

	4,093	4,093	1,462	7,252	67

Total
Commercial	$2,107	$2,107	$545	$2,832	$46
Commercial real estate	3,033	3,033	351	5,311	24
Residential real estate	2,819	2,819	416	2,407	94
Consumer	430	430	150	680	33

	$8,389	$8,389	$1,462	$11,230	$197

Note G – Fair Value Measurements

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

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the assets credit rating, prepayment assumptions and other factors such as credit loss assumptions

An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis. During the quarter ended March 31, 2011, there were no transfers made between Level 1, 2, and 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	000000	000000	000000	000000	000000	000000
(in thousands)		Fair Value Measurements at March 31, 2011 Using
Description	Fair Value March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$49,435	$-	$49,435	$-	$-	$-
Issued by State and municipal	1,094	-	1,094	-	-	-
Mortgage-backed securities issued by Government agencies	35,528	-	35,528	-	-	-
Other debt securities	2,383	-	107	2,276	-	-

Total Debt Securities	88,440	-	86,164	2,276	-	-

Investment Securities Available for Sale – Equity Securities
Mutual funds	620	-	620	-	-	-

Total Equity Securities	620	-	620	-	-

Total Assets Measured at Fair Value on a Recurring Basis	$89,060	$-	$86,784	$2,276	$-	$-

	000000	000000	000000	000000	000000	000000
(in thousands)		Fair Value Measurements at December 31, 2010 Using
Description	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$53,761	$-	$53,761	$-	$-	$-
Issued by State and municipal	1,089	-	1,089	-	-	-
Mortgage-backed securities issued by Government agencies	37,737	-	37,737	-	-	-
Other debt securities	3,091	-	690	2,401	-	-

Total Debt Securities	95,678	-	93,277	2,401	-	-

Investment Securities Available for Sale – Equity Securities
Mutual funds	617	-	617	-	-	-

Total Equity Securities	617	-	617	-	-

Total Assets Measured at Fair Value on a Recurring Basis	$96,295	$-	$93,894	$2,401	$-	$-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) – Roll Forward at March 31, 2011

Investment Securities Available for Sale – Debt Securities
Beginning Balance	$2,401
Transfers in to Level 3	-
Transfers out of Level 3	-
Unrealized gains	16
Repayments	(141)

Ending Balance	$2,276

Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include securities below investment grade and asset-backed securities in illiquid markets. Level 3 securities include two private-label residential one to-four family mortgage backed securities. These 2005 senior tranches in a securitization trust were rated “Aa1 and Aaa” by Moody’s when purchased in 2005 and are currently rated “B3”. The Company engages the service of independent third party valuation professionals to estimate the fair value of these securities. The valuation is meant to be “Level Three” pursuant to FASB ASC Topic 820 – Fair Value Measurements and Disclosures. The valuation uses an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity. At March 31, 2011, both securities were current on both principal and interest payments, had a fixed weighted average coupon of 5.50% and weighted average remaining life of less than two years.

The Company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the following tables.

(in thousands)		Fair Value Measurements at March 31, 2011 Using
Description	Fair Value March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Loans
Commercial	$1,279	$-	$1,279	$-	$-	$-
Commercial real estate	238	-	238	-	-	-
Residential real estate	2,493	-	2,493	-	-	-
Construction	1,055	-	1,055	-	-	-
Consumer	251	-	251	-	-	-

Total loans	5,316	-	5,316	-	-	-
Real estate owned	1,608	-	1,608	-	-	-
Other assets (repossessed assets)	145	-	145	-	-	-

Total Assets Measured at Fair Value on a Nonrecurring Basis	$7,069	$-	$7,069	$-	$-	$-

(in thousands)		Fair Value Measurements at December 31, 2010 Using
Description	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Loans
Commercial	$1,562	$-	$1,562	$-	$-	$-
Commercial real estate	1,449	-	1,449	-	-	-
Residential real estate	2,402	-	2,402	-	-	-
Construction	1,234	-	1,234	-	-	-
Consumer	280	-	280	-	-	-

Total loans	6,927	-	6,927	-	-	-
Real estate owned	1,608	-	1,608	-	-	-
Other assets (repossessed assets)	145	-	145	-	-	-

Total Assets Measured at Fair Value on a Nonrecurring Basis	$8,680	$-	$8,680	$-	$-	$-

Loans for which it is probable that the Company will not collect all of principal and interest due according to contractual terms are measured for impairment in accordance with guidance found in FASB ASC Topic 310 – Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method. In our determination of fair value, we have categorized both methods of valuation as estimates based on Level 2 inputs.

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

Management establishes a specific reserve for loans that have an estimated fair value below the carrying value. Nonperforming loans with a carrying amount of $6.7 million had specific reserves of $1.4 million as of March 31, 2011.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for credit losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the three months ended March 31, 2011 the Company charged-off $526,000 of impaired loans to the allowance for credit losses.

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of March 31, 2011 and as of December 31, 2010, the Company held $1.6 million in real estate owned as a result of foreclosure.

The Company records repossessed assets such as boats, automobiles or equipment at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less selling costs thereafter. Estimated fair value is generally based upon independent values of the collateral obtained through valuation or listing services specifically used for the type of asset repossessed. We consider these collateral values to be estimated using Level 2 inputs. Repossessed assets totaled $145,000 at March 31, 2011 and December 31, 2010.

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

	March 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$2,094	$2,094	$7,854	$7,854
Interest bearing balances with banks	13,612	13,612	16,856	16,856
Federal funds sold	17,405	17,405	11,984	11,984
Investment securities (total)	89,060	89,060	96,295	96,295
Federal Reserve and Federal Home Loan Bank stock	3,035	3,035	3,035	3,035
Loans and loans held for sale, net	278,180	278,579	273,063	273,454
Accrued interest receivable	1,450	1,450	1,567	1,567
Bank owned life insurance	5,483	5,483	5,442	5,442
Real estate owned	1,608	1,608	1,608	1,608
Financial liabilities
Noninterest bearing deposits	$45,759	$45,759	$45,514	$45,514
Interest bearing deposits	290,414	294,361	295,400	299,239
Securities sold under agreements to repurchase	12,717	12,717	14,558	14,558
Long-term borrowings	35,000	32,718	35,000	32,483
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	184	184	187	187

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

The fair value of noninterest bearing deposits is the amount payable on demand at the reporting date, since generally accepted accounting standards does not permit an assumption of core deposit value.

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

Note H – Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. On January 30, 2009 the Company completed a transaction to participate in the Government sponsored Troubled Asset Relief Program which resulted in the Treasury purchasing 8,152 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at a value of $8.2 million. The Series A Preferred Stock qualifies as Tier 1 Capital. The Series A Preferred Stock pays a dividend of 5% per annum; payable quarterly for five years then pays a dividend of 9% per annum thereafter. Dividends declared for each of the three months ended March 31, 2011 and 2010 was $102 thousand.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurement,” which provided guidance on disclosure requirements about transfers into and out of Levels 1, 2, and 3, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation technique (e.g., market approach, income approach, or cost approach) and inputs used to measure fair value was required for recurring, nonrecurring, and Level 2 and 3 fair value measurements. The guidance is effective for the Company’s interim and annual reporting periods beginning after December 15, 2009 except for gross basis presentation for Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010. The disclosure did not have a material impact on our financial condition or results of operations.

In the second quarter 2010, additional guidance was issued under ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires additional disclosures related to the Allowance for Credit Losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators and troubled debt restructuring with its effect on the Allowance for Credit Losses. The provisions of this standard became effective for interim annual periods ending on or after December 15, 2010. The adoption of this standard did not have a material impact on our financial condition or results of operations but did increase the amount of disclosures in the notes to the financial statements.

ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of ASU No. 2011-02 will be effective for the Company’s reporting period ended September 30, 2011 and will be applied retrospectively to January 1, 2011. As a result of the retrospective application, the Company may identify loans that are newly considered impaired. The adoption of this ASU is not expected to have a material impact on the Company’s statements of operations and financial condition

In April, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended March 31, 2012. The guidance will be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012.

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

Significant accounting policies followed by the Company are presented in Note 1 to the Company’s 2010 consolidated financial statements which can be found on the Company’s Form 10-K and recent accounting provisions adopted have been presented herein in Note I. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Bank’s Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $557,000 for the three month period ended March 31, 2011 and $236,000 for the same period in 2010. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the level of nonperforming loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans, including loans held for sale, increased by $6.1 million for the three months ended March 31, 2011 compared to the three months ended march 31, 2010. The Bank recorded charge-offs of $526,000 on loans deemed uncollectible and recovered $8,000 on previously charged-off loans. As of March 31, 2011, the Bank’s allowance for credit losses was $6.9 million or 2.42% of total loans and 102.5% of nonperforming loans as compared to $6.9 million, or 2.79% of total loans and 81.7% of nonperforming loans as of December 31, 2010.

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

Activity in the allowance for credit losses for the three months ended March 31, 2011 and 2010 is shown below:

(dollars in thousands)	For the Three Months Ended March 31,
	2011	2010
Total loans outstanding - at March 31(1)	$285,072	$277,765
Average loans outstanding year-to-date	282,037	277,266

Allowance for credit losses at beginning of period	$6,853	$7,926

Provision charged to expense	557	236

Chargeoffs:
Commercial loans	471	132
Real estate and construction	-	52
Consumer and other loans	55	237

Total	526	421

Recoveries:
Commercial loans	5	-
Real estate and construction	-	1
Consumer and other loans	3	4

Total	8	5

Net chargeoffs	518	416

Allowance for credit losses at end of year	$6,892	$7,746

Allowance for credit losses as a percent of total loans	2.42%	2.79%
Net chargeoffs (recoveries) as a percent of average loans	0.18%	0.15%

(1)	Includes loans held for sale.

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, loans with repossessed collateral and repossessed assets, totaled $8.5 million at March 31, 2011, compared to $10.1 million at December 31, 2010, a decrease in nonperforming assets of $1.6 million or 16.4%. The percentage of nonperforming assets to total assets was 1.99% at March 31, 2011, compared to 2.35% at December 31, 2010. The decrease in nonperforming assets was principally attributable to the payoff of one commercial mortgage ($1.0 million) and the charge-off of one commercial loan ($471,000), each of which had been classified as nonperforming at December 31, 2010.

The $8.5 million in nonperforming assets at March 31, 2011 included $6.5 million in nonaccrual loans, $258,000 in loans delinquent 90 days or more and $1.7 million in other assets. Included in the $6.8 million of nonaccrual and loans delinquent 90 days or more as of March 31, 2011 was $4.7 million of loans secured by real estate, $1.6 million of commercial and $436,000 of consumer and other loans. At December 31, 2010 assets classified as nonperforming totaled $10.1 million and consisted of $8.4 million in nonaccrual loans and loans delinquent 90 days or more and $1.7 million in other assets. Included in the $8.4 million of nonaccrual and loans delinquent 90 days or more was $5.7 million of loans secured by real estate, $2.1 million of commercial and $630,000 of consumer and other loans. At March 31, 2010, $14.1 million in nonperforming assets included $11.7 million in nonaccrual loans, $471,000 in loans delinquent 90 days or more and $1.9 million in other assets.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets of $426.1 million at March 31, 2011 were down 1.4% or $6.0 million compared to $432.1 million at December 31, 2010. Loan demand improved in the first quarter, with gross loans, including loans held for sale, totaling $285.3 million as of

March 31, 2011, an increase of $5.2 million from $280.1 million at December 31, 2010. The increase resulted primarily from the net origination of $5.7 million in real estate secured loans and $859,000 in commercial loans offset by the net sale of $915,000 of loans held for sale. The balance of investment securities decreased $7.2 million or 7.5% compared to December 31, 2010 while federal funds sold as of March 31, 2011 increased $5.4 million or 45.2% from December 31, 2010. The movement of balances allowed the Company to maintain sufficient liquidity for future loan generation while maximizing the yield on funds not specifically earmarked for growth or expansion.

Deposits of $336.2 million at March 31, 2011 represent a decrease of $4.7 million or 1. 4% from December 31, 2010 deposits of $340.9 million. Savings balances decreased $1.6 million in total, due in part to a $3.0 million transfer into a certificate of deposit. Certificate of deposit balances, however excluding the $3.0 million transfer decreased $2.8 million with $1.3 million of the decrease due to intentionally not renewing a number of higher rate certificates of deposit. Money market balances decreased $2.6 million due to several large one-time withdrawals.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010.

General. The Company recorded net income for the three months ended March 31, 2011 of $509,000, a decrease of $108,000 from net income of $617,000 in the first quarter of 2010. Net income available to common shareholders was $387,000 or $0.10 per basic and $0.09 per diluted common share, compared to a net income available to common shareholders of $497,000, or $0.13 per basic and diluted common share, for the three months ended March 31, 2010. Net interest income decreased $41,000 or 1.0% for the three months ended March 31, 2011 compared to the same in period in 2010. The Bank recorded $557,000 in provision for credit losses during the three months ended March 31, 2011, compared to $236,000 in provision for credit losses during the same period in 2010.

Interest Income. Interest income decreased $439,000 or 8.2% for the quarter ended March 31, 2011 compared to the same quarter in 2010. Income and fees on loans remained flat as income of $180,000 in interest was recognized from the payoff of a nonperforming loan. The $180,000 receipt offset the drop in income on loans resulting from lower yields. As a result of the one time payment the yield on the loan portfolio remained at 6.03% for the three months ended March 31, 2011 compared to the same 6.03% for the three months ended March 31, 2010. Income on the investment portfolio decreased $509,000 for the quarter ended March 31, 2011 compared to the same period in 2010 due both to a decrease in the volume of investments and the yields obtained on those investments. Average investment security balances decreased by $20.5 million compared to the same period in 2010 while the yield decreased to 3.01% from 4.26% for the same period. Interest income on federal funds sold and interest bearing deposits with banks decreased $1,000 to $11,000 from $12,000 for the three months ended March 31, 2011 compared to March 31, 2010.

Interest Expense. Interest expense decreased by $398,000 or 29.9% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as average interest bearing deposit balances decreased $16.7 million. Interest expense on interest bearing deposits for the quarter ending March 31, 2011 was $594,000 compared to $964,000 for the same period in 2010, a 38.4% decrease. The decrease in interest expense was due to the lower cost of all interest bearing deposit types with the yield dropping to 0.83% for the three months ended March 31, 2011 compared to 1.27% for the three months ended March 31, 2010. The cost of certificates of deposit decreased to 1.47% from 2.06% for the quarter ended March 31, 2011 compared to the same period in 2010. The yield on the Bank’s savings accounts decreased to 0.73% from 1.13% while the yield on money market accounts decreased to 0.50% from 0.76% for the quarter ended March 31, 2010. The total cost of interest bearing liabilities decreased for the quarter ended March 31, 2011 to 1.09% from 1.48% for the quarter ended March 31, 2010. The Company’s overall cost of funds decreased to 0.97% from 1.33% for the same periods. Interest expense on long-term borrowings and junior subordinated debentures was $321,000 for the three months ended March 31, 2011 compared to $345,000 for the three months ended March 31, 2010, a decrease of $24,000 as average long-term borrowings decreased $4.3 million. The cost of the junior subordinated debt remained flat at 3.49% for the current quarter compared to the quarter ended March 31, 2010.

Net Interest Income. Net interest income is the difference between interest income and interest expense and is generally affected by increases or decreases in the amount of outstanding interest-earning assets and interest bearing liabilities (volume variance). This volume variance coupled with changes in interest rates on these same assets and liabilities (rate variance) equates to the total change in net interest income in any given period.

Net interest income decreased by $41,000 or 1.00% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was due primarily to a decrease in interest income on investments.

For the three months ended March 31, 2011, the net interest margin improved to 4.00% compared to 3.87% for the three months ended March 31, 2010, with the interest rate spread for the same period increasing to 3.84% in the first quarter of 2011 from 3.67% in the same quarter in 2010. The increase in net interest margin was the result of the decrease in the yield on interest bearing liabilities.

Provision for Credit Losses. The Company recorded a provision for credit losses of $557,000 for the three months ended March 31, 2011 compared to $236,000 for the same period in 2010. The Bank recorded net charge-offs of $518,000 for the quarter ended March 31, 2011 compared to net charge-offs of $416,000 for the three months ended March 31, 2010. Nonperforming assets at quarter-end of $8.5 million were comprised of $6.5 million in nonaccrual loans, $258,000 of loans past due greater than ninety days and $1.7 million in other assets.

Noninterest Income. Noninterest income decreased by $44,000 or 10.7% to $368,000 for the three months ended March 31, 2011 from $412,000 for the same period of 2010. The decrease in noninterest income was due to lower fee income from mortgage banking activity and loans held for sale. Losses recognized on the disposal of fixed assets related to the planned closure of the Bank’s Market House branch contributed $31,000 to the decrease in income. Offsetting the decreases in income was the absence of losses on the sale of investment securities which totaled $55,000 for the three months ended March 31, 2010 compared to zero for the quarter ended March 31, 2011.

Noninterest Expense. Noninterest expense decreased by $170,000 or 5.3% for the three months ended March 31, 2011 compared to the same quarter in 2010. The decrease in noninterest expense consisted of a decrease in legal costs of $57,000, a decrease in costs for maintaining real estate owned and repossessed assets of $44,000 and a reduction in expenses associated with loans held for sale of $58,000. The reduction in legal fees was the result, in part, of receiving reimbursement from the payoff of a nonperforming loan of $44,000, of legal costs previously incurred. The remaining decrease in legal expenses was the result of lower collection related expenses. The costs to maintain repossessed assets decreased for the quarter as no new assets were acquired through foreclosure or repossession. The decrease in costs for loans held for sale was volume related. Offsetting the decreases in noninterest expense was an increase in occupancy and equipment expense related to accelerating the depreciation of leasehold improvements at the Bank’s Market House branch that will be closed in May 2011.

Income Tax Expense. The Company recorded a tax expense of $237,000 for the three-month period ended March 31, 2011. The Company’s combined effective federal and state income tax rate was approximately 35.8% for the three months ended March 31, 2011 versus 37.2% for the three months ended March 31, 2010.

Rate/Volume Analysis

(dollars in thousands)

	Three Months Ended March 31, 2011 vs. 2010
		Due to Change in
	Increase or (Decrease)	Volume	Rate	Rate/ Volume
Interest income on:
Loans	$71	$71	$-	$-
Investment securities	(509)	(215)	(357)	63
Interest bearing deposits in other banks	(1)	-	(1)	-
Federal funds sold and other overnight investments	-	(1)	1	-

Total interest income	(439)	(145)	(357)	63

Interest expense on:
NOW accounts	(1)	1	(2)	-
Money market accounts	(31)	(4)	(28)	1
Savings accounts	(148)	(9)	(142)	3
Certificates of deposit	(190)	(76)	(136)	22
Repurchase agreements	(4)	3	(6)	(1)
Long-term borrowing	(24)	(33)	10	(1)
Junior subordinated debt	-	-	-	-

Total interest expense	(398)	(118)	(304)	24

Net interest income	($41)	($27)	($53)	$39

Consolidated Average Balances, Yields and Rates

(dollars in thousands)	Three Month Periods Ended

	March 31, 2011			March 31, 2010

	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate

Assets
Interest earning assets
Federal funds sold and other overnight investments	$11,870	$7	0.24%	$14,302	$7	0.20%
Interest bearing deposits with banks	14,482	4	0.11%	13,892	5	0.15%
Investment securities (1)	95,278	708	3.01%	115,733	1,217	4.26%
Loans (2)	282,037	4,191	6.03%	277,266	4,120	6.03%

Total interest earning assets	403,667	4,910	4.93%	421,193	5,349	5.15%
Noninterest earning assets
Cash and due from banks	7,874			3,131
Other assets	15,744			15,587

Total Assets	$427,285			$439,911

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW accounts	$32,811	$11	0.14%	$29,173	$12	0.17%
Money market accounts	41,568	51	0.50%	43,542	82	0.76%
Savings accounts	139,661	250	0.73%	142,937	398	1.13%
Certificates of deposit	77,879	282	1.47%	92,932	472	2.06%
Repurchase agreements	13,559	17	0.51%	12,157	21	0.70%
Long-term borrowings	35,000	278	3.22%	39,318	302	3.12%
Junior subordinated debt	5,000	43	3.49%	5,000	43	3.49%

Total interest bearing liabilities	345,478	932	1.09%	365,059	1,330	1.48%

Noninterest bearing Liabilities
Demand deposit accounts	44,974			39,652
Other liabilities	1,945			1,440
Stockholders’ Equity	34,888			33,760

Total Liabilities and Stockholders’ Equity	$427,285			$439,911

Interest rate spread			3.84%			3.67%
Ratio of interest earning assets to interest bearing liabilities			116,84%			114.55%
Net interest income and net interest margin		$3,978	4.00%		$4,019	3.87%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.

(2)	Includes nonaccrual loans

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

The Company’s major source of liquidity is its deposit base. At March 31, 2011, total deposits were $336.2 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $258.4 million or 76.9% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2011, interest bearing deposits with banks, federal funds sold and other overnight investments totaled $31.0 million while investment securities available-for-sale totaled $89.1 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for banks up to 40% of the bank’s total assets. The Bank currently has an approved line of credit with the FHLB of 25% of total assets with the ability to request an increase in the line if necessary. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At March 31, 2011, the Bank had a $106.5 million credit limit with the FHLB with advances outstanding of $35.0 million. The Bank had collateral currently pledged sufficient to borrow up to $13.1 million of the remaining $71.5 million from the FHLB. The Bank also has the ability to borrow from the Federal Reserve Bank’s discount window. Additional collateral including cash, investment securities and home-equity loans are available for pledging purposes in the event the Bank would need to draw on the unused portion of the line of credit. Additionally, at March 31, 2011, the Bank had available credit with its correspondent banks of $14.2 million.

Capital Resources

Total stockholders’ equity was $35.0 million at March 31, 2011, representing an increase of $233,000 or 0.7% from December 31, 2010. The growth of stockholders’ equity in the first three months of 2011 was attributable to income of $509,000, stock based compensation and stock purchases through the Company’s Employee Stock Purchase Plan and the exercise of options totaling $54,000. Offsetting these increases was a decrease in the accumulated other comprehensive income of $228,000 resulting from lower market values of securities available-for-sale and from the payment of $102,000 in preferred stock dividends.

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

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	March 31, 2011	December 31, 2010	Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements

Risk Based Capital Ratios:
Tier 1 Capital	12.8%	12.8%	4.0%	6.0%
Total Capital	14.1%	14.1%	8.0%	10.0%
Tier 1 Leverage Ratio	9.4%	9.1%	4.0%	5.0%

As of March 31, 2011, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

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

•

Corporate Governance – The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. It also mandates the enhancement of independence requirements of the compensation committee and adopts incentive based clawback policies for executive officers. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. As a result of the Dodd-Frank Act, the SEC has prohibited broker discretionary voting on elections of directors and executive compensation matters.

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

The interim final rule (Interim Final Rule) of the Emergency Economic Stabilization Act of 2008 (EESA), as amended by the American Recovery and Reinvestment Act of 2009 (ARRA), provides guidance on the executive compensation and corporate governance provisions of EESA that apply to entities that receive financial assistance under the Troubled Asset Relief Program (TARP). Section 111 of EESA requires entities receiving financial assistance (TARP recipients) from the Department of the Treasury (Treasury) to meet appropriate standards for executive compensation and corporate governance. The requirements generally apply for any period during which any obligation arising from financial assistance under TARP remains outstanding.

The Company is a TARP recipient and is therefore subject to the provisions of the Interim Final Rule described above. However, all Executive Compensation Programs are administered through the Bank with the exception of any stock-based awards which are administered through the Company.

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

Regulatory Reform

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

ANNAPOLIS BANCORP, INC.
(Registrant)
Date:	May 13, 2011
/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date:	May 13, 2011	/s/ Edward J. Schneider
Edward J. Schneider
Chief Financial Officer