Form 10-Q
period 2011-06-30
ANNAPOLIS BANCORP INC
filed 2011-08-12
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

At July 31, 2011, the Registrant had 3,952,514 shares of common stock outstanding.

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of Annapolis Bancorp, Inc. (the “Company”), its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition, results of operations; plans and objectives (iii) the Company’s growth strategy; (iv) the Company’s future performance and business, including, but not limited to statements with respect to the adequacy of the allowance for loan and lease losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Company’s financial condition and results of operations; and (v) the declaration and payment of dividends. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties which could cause actual results to differ materially from those expressed in forward-looking statements. Factors that might cause such a difference may, include, but are not limited to: (i) the rate of declining growth in the economy and employment levels, as well as general business and economic conditions; (ii) changes in interest rates, as well as the magnitude of such changes; (iii) the fiscal and monetary policies of the federal government and its agencies; (iv) changes in federal bank regulatory and supervisory policies, including required levels of capital; (v) the relative strength or weakness of the consumer and commercial credit sectors and of the real estate market; (vi) the performance of the stock and bond markets; (vii) competition in the financial services industry, (viii) possible legislative, tax or regulatory changes, and such other risks and uncertainties as set forth in the Company’s filings with the Securities and Exchange Commission. All forward-looking statements included in this quarterly report on Form 10-Q are based upon information available to the Company as of the date of this report, and other than to the extent required by applicable law, including the requirements of applicable securities laws, the Company undertakes no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of June 30, 2011 and December 31, 2010

(in thousands)

	(Unaudited) June 30, 2011	(Audited) December 31, 2010
Assets
Cash and due from banks	$2,724	$7,854
Interest bearing balances with banks	8,713	16,856
Federal funds sold and other overnight investments	25,191	11,984
Investment securities available for sale, at fair value	89,444	96,295
Federal Reserve and Federal Home Loan Bank stock	3,013	3,035
Loans held for sale	0	1,379
Loans, less allowance for credit losses of $7,272 and $6,853	282,868	271,684
Premises and equipment, net	8,651	8,787
Accrued interest receivable	1,376	1,567
Deferred income taxes	2,956	2,929
Investment in bank owned life insurance	5,531	5,442
Real estate owned	1,540	1,608
Other assets	1,958	2,720

Total Assets	$433,965	$432,140

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$48,774	$45,514
Interest bearing	291,125	295,400
Securities sold under agreements to repurchase	16,161	14,558
Long-term borrowings	35,000	35,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest payable and other liabilities	2,140	1,894

Total liabilities	398,200	397,366

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 8,152 shares at June 30, 2011 and at December 31, 2010, net of discount of $48 and $89	8,104	8,063
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,952,272 shares at June 30, 2011 and 3,922,006 at December 31, 2010	39	39
Warrants	234	234
Paid in capital	11,717	11,643
Retained earnings	15,089	14,499
Accumulated other comprehensive income	582	296

Total stockholders’ equity	35,765	34,774

Total liabilities and stockholders’ equity	$433,965	$432,140

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Three and Six Month Periods Ended June 30, 2011 and 2010

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$4,268	$3,886	$8,459	$8,006
Interest bearing balances with banks	5	8	9	14
Federal funds sold and other overnight investments	8	9	15	15
Mortgage-backed securities	370	481	718	1,066
U.S. Treasury securities and obligations of other U. S. Government agencies	296	501	625	1,108
State and municipal securities	11	11	22	22
Equity securities	19	21	39	35

Total interest and dividend income	4,977	4,917	9,887	10,266

Interest expense
Certificates of deposit, $100,000 or more	136	172	271	383
Other deposits	458	686	917	1,439
Securities sold under agreements to repurchase	24	29	41	50
Interest on long-term borrowings	325	324	646	669

Total interest expense	943	1,211	1,875	2,541

Net interest income	4,034	3,706	8,012	7,725
Provision for credit losses	679	363	1,236	599

Net interest income after provision for credit losses	3,355	3,343	6,776	7,126

Noninterest income
Service charges and fees on deposits	316	306	616	573
Mortgage banking fees	15	10	17	32
Other fee income	(31)	108	(2)	212
Gain on sale of loans	79	41	147	83
Loss on sale of securities	0	0	0	(55)
(Loss) gain on sale of real estate owned and repossessed assets	(22)	16	(22)	48
Loss on disposal of fixed assets	(1)	0	(32)	0

Total noninterest income	356	481	724	893

Noninterest expense
Personnel	1,714	1,723	3,475	3,507
Occupancy and equipment	424	374	845	791
Data processing	213	209	421	417
Legal and professional fees	146	179	225	325
Marketing	123	79	232	180
FDIC Insurance	135	137	281	287
Other operating expenses	461	450	780	857

Total noninterest expense	3,216	3,151	6,259	6,364

Income before income taxes	495	673	1,241	1,655
Income tax expense	169	235	406	600

Net income	326	438	835	1,055
Preferred stock dividend and discount accretion	123	120	245	241

Net income available to common shareholders	$203	$318	$590	$814

Basic earnings per common share	$0.05	$0.08	$0.15	$0.21

Basic weighted average shares	3,938,070	3,912,641	3,944,417	3,901,691

Diluted earnings per common share	$0.05	$0.08	$0.14	$0.21

Diluted weighted average shares	4,285,370	3,950,609	4,291,717	3,939,659

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Income

for the Six Month Periods Ended June 30, 2011 and 2010

(unaudited)

(dollars in thousands)

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income

Balances, December 31, 2010	$8,063	$39	$234	$11,643	$14,499	$296	$34,774
Net income	0	0	0	0	835	0	835	$835
Stock options exercised and restricted stock issued	0	0	0	14	0	0	14	0
Preferred stock dividend declared and discount accretion	41	0	0	0	(245)	0	(204)	0
Stock-based compensation	0	0	0	57	0	0	57	0
Employee stock purchase plan	0	0	0	3	0	0	3	0
Unrealized gain on investment securities net of taxes of $186	0	0	0	0	0	286	286	286

Balances, June 30, 2011	$8,104	$39	$234	$11,717	$15,089	$582	$35,765	$1,121

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income

Balances, December 31, 2009	$7,985	$39	$234	$11,501	$13,367	($494)	$32,632
Net income	0	0	0	0	1,055	0	1,055	$1,055
Stock options exercised and restricted stock issued	0	0	0	43	0	0	43	0
Preferred stock dividend declared and discount accretion	37	0	0	0	(240)	0	(203)	0
Stock-based compensation	0	0	0	20	0	0	20	0
Employee stock purchase plan	0	0	0	5	0	0	5	0
Reclassification adjustment for securities losses net of taxes of $20 included in net income	0	0	0	0	0	35	35	35
Unrealized gain on investment securities net of taxes of $587	0	0	0	0	0	1,390	1,390	1,390

Balances, June 30, 2010	$8,022	$39	$234	$11,569	$14,182	$931	$34,977	$2,480

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Six Month Periods Ended June 30, 2011 and 2010

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$835	$1,055
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	342	312
Amortization of premiums and accretions of discounts, net	152	190
Provision for credit losses	1,236	599
Origination of loans held for sale	(7,496)	(8,830)
Proceeds from sale of loans held for sale	9,022	10,421
Stock based compensation	57	20
Deferred income taxes	(213)	402
Earnings on life insurance policies	(89)	(108)
Loss on sale of securities, available for sale	0	55
Gain on sale of loans held for sale	(147)	(83)
Loss (gain) on sale of real estate owned and repossessed assets	22	(48)
Loss on disposal of fixed assets	32	0
Decrease (increase) in:
Accrued interest receivable	191	425
Prepaid FDIC insurance	270	133
Real estate owned and repossessed assets	117	0
Other assets	406	(15)
Increase (decrease) in:
Accrued interest payable	(13)	(15)
Accrued income taxes, net of taxes refundable	14	(421)
Deferred loan origination fees	(80)	(84)
Other liabilities	245	322

Net cash provided by operating activities	4,903	4,330

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	14,022	46,093
Purchase of securities available for sale	(6,829)	(21,355)
Net increase in federal funds sold	(13,207)	(20,453)
Net decrease in interest bearing certificates of deposit	8,143	2,604
Net (increase) decrease in loans receivable, net	(12,360)	2,427
Purchase of premises and equipment, net of disposals	(232)	(74)
Proceeds from sales of real estate owned and repossessed assets	29	447

Net cash (used in) provided by investing activities	(10,434)	9,689

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

for the Six Month Periods Ended June 30, 2011 and 2010

(unaudited)

(in thousands)

(continued)

	For the Six Months Ended June 30,
	2011	2010

Cash flows from financing activities
Net (decrease) increase in:
Time deposits	(2,027)	(12,692)
Other deposits	1,012	2,629
Securities sold under agreements to repurchase	1,603	221
Repayment of long-term borrowing	0	(5,000)
Proceeds from stock options exercised	14	43
Proceeds from issuance of common stock	3	5
Payment of preferred stock dividend	(204)	(203)

Net cash provided by (used in) financing activities	401	(14,997)

Net decrease in cash	(5,130)	(978)
Cash and cash equivalents, beginning of period	7,854	5,936

Cash and cash equivalents, end of period	$2,724	$4,958

Supplemental cash flow information
Interest paid, including interest credited to accounts	$2,092	$2,559
Income taxes paid	$635	$605

Non-cash investing activities
Transfers from loans to real estate owned	$0	$621
Transfers from loans to other assets	$20	$96

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the Six Month Periods Ended June 30, 2011 and 2010

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011 or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2011.

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

The Bank currently conducts a general commercial and retail banking business in its market area, emphasizing the banking needs of small businesses, professional concerns and individuals from its headquarters in Annapolis, its five other branches located in Anne Arundel County, Maryland and one branch located on Kent Island in Queen Anne’s County, Maryland. The Bank closed its Market House branch on May 27, 2011 and moved the corresponding deposits to its Bestgate location.

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

Note C – Stock Based Compensation

Stock based-compensation expense for the six month periods ended June 30, 2011 and 2010 was $57,000 and $20,000, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the first and second quarters of 2011 and 2010 reflects estimated forfeitures.

For the three month period ended June 30, 2011, $19,000 of expense was recognized on the remaining outstanding options, restricted shares and restricted share units. For the three month period ended June 30, 2010, 11,000 deferred restricted share units and 6,221 options were forfeited resulting in the reversal of previously recognized expense of approximately $67,000. During the same period of 2010, $26,000 of expense was recognized on the remaining outstanding options, restricted shares and restricted share units resulting in a net reversal of expense for the three month period ended June 30, 2010 of $41,000.

During the first and second quarter of 2011 and 2010, there were no options granted to employees or directors of the Company or Bank.

Stock option activity for the six months ended June 30, 2011 and 2010 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	124,270	$6.06
Grants	0	0.00
Exercised	(5,333)	2.64
Forfeitures	0	0.00
Expired	(22,374)	2.64

Outstanding as of June 30, 2011	96,563	$7.05

Exercisable at June 30, 2011	95,721	$7.03	3.0	$0

Outstanding at December 31, 2009	183,819	$5.05
Grants	0	0.00
Exercised	(17,776)	2.42
Forfeitures	(6,221)	7.24
Expired	(35,552)	2.42

Outstanding as of June 30, 2010	124,270	$6.06

Exercisable at June 30, 2010	117,378	$5.89	3.1	$56,000

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on the last trading day in the first six months of 2011 and 2010, and the exercise price of the options multiplied by the number of shares) on June 30, 2011 and June 30, 2010. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $8,000 for the six months ended June 30, 2011, and $33,000 for the six months ended June 30, 2010. The total fair value of options that vested during the six month period ending June 30, 2011 was $6,800 and $24,000 for the six months ended June 30, 2010.

As of June 30, 2011, $3,000 of total unrecognized costs related to unvested options is expected to be recognized over a weighted average period of 1.0 years. As of June 30, 2010, $10,000 of total unrecognized costs related to unvested options was expected to be recognized over a weighted average period of 1.2 years.

There were no restricted shares granted to employees during the second quarter of 2011 or 2010.

During the first quarter of 2011, non-employee directors of the Bank were awarded a total of 12,782 shares of restricted stock at a market value of $4.30 per share in lieu of an annual retainer. These shares vest on January 27, 2012. During the first quarter of 2010, non-employee directors of the Bank were awarded a total of 15,384 shares of restricted stock at a market value of $3.90 per share in lieu of an annual retainer. These shares vested on January 28, 2011. Non-compensation related expense of $13,750 and $15,000 was recognized for the three month periods ended June 30, 2011 and 2010, respectively and $27,500 and $30,000 for the six month periods ending June 30, 2011 and 2010, respectively, relating to the shares issued to non-employee directors.

During the first quarter of 2011, an employee of the Bank was awarded 5,000 restricted shares at a market value of $4.45 per share. One-half of the restricted shares vest on each of the employee’s first two anniversaries of employment with the Bank, with the shares being fully vested on February 28, 2013. During the same period in 2010, an employee of the Bank was awarded 3,000 restricted shares at a market value of $3.75 per share. One-third of the restricted shares vested on the employee’s first anniversary of employment with the Bank and the remaining two-thirds of the restricted shares vest one-third on each of the employee’s second and third anniversaries of employment with the Bank, with the shares being fully vested on March 15, 2013.

As of June 30, 2011, 10,000 restricted share units of the 62,282 restricted shares and restricted share units outstanding have vested; the remaining 52,282 shares will vest over a weighted average period of 2.2 years.

Restricted stock activity for the six months ended June 30, 2011 and 2010 was as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2010	68,384	$3.66
Grants	17,782	4.34
Issued	(23,884)	3.71
Forfeitures	0	0

Outstanding as of June 30, 2011	62,282	$3.87

Outstanding at December 31, 2009	98,005	$3.69
Grants	18,384	3.75
Issued	(28,005)	2.68
Forfeitures	(11,000)	8.92

Outstanding as of June 30, 2010	77,384	$3.36

As of June 30, 2011, $153,000 of total unrecognized costs related to unvested restricted shares and restricted share units is expected to be recognized over a weighted average period of 2.2 years. As of June 30, 2010, $187,000 of total unrecognized costs related to unvested restricted shares and restricted share units was expected to be recognized over a weighted average period of 1.3 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income available to common shareholders	$203	$318	$590	$814
Weighted average common shares outstanding	3,938	3,913	3,945	3,902
Basic Earnings Per Common Share	$0.05	$0.08	$0.15	$0.21

Net income available to common shareholders	$203	$318	$590	$814
Weighted average common shares outstanding	3,938	3,913	3,945	3,902
Effect of potential dilutive common shares	347	38	347	38
Total weighted average diluted common shares outstanding	4,285	3,951	4,292	3,940
Diluted Earnings Per Common Share	$0.05	$0.08	$0.14	$0.21

Basic earnings per common share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock, restricted share units and warrants. For each of the three months ended June 30, 2011 and 2010, 58,969 and 385,116 shares of common stock, respectively, attributable to outstanding stock options, restricted stock, restricted share units and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive. For each of the six months ended June 30, 2011 and 2010, 58,969 and 385,116 shares of common stock, respectively, attributable to outstanding stock options and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

Note E – Investment Securities

Investment securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2011
Available for sale
U.S. Government agency	$47,100	$114	$249	$46,965
State and municipal	1,078	30	0	1,108
Residential mortgage-backed securities	39,695	1,148	106	40,737
Other equity securities	609	25	0	634

	$88,482	$1,317	$355	$89,444

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2010
Available for sale
U.S. Government agency	$54,062	$209	$510	$53,761
State and municipal	1,079	10	0	1,089
Residential mortgage-backed securities	40,067	873	112	40,828
Other equity securities	599	18	0	617

	$95,807	$1,110	$622	$96,295

The amortized cost and estimated fair value of securities by contractual maturities at June 30, 2011 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Available for Sale
	Amortized Cost	Estimated Fair Value
(dollars in thousands)
Due within one year	$4,003	$4,010
Due after one through five years	14,385	14,402
Due after five through ten years	24,105	24,039
Due after ten years	45,380	46,359
Equity securities	609	634

	$88,482	$89,444

The following table shows the level of the Company’s gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at June 30, 2011 and December 31, 2010.

	Less than 12 months		12 months or more		Total
June 30, 2011	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government agency	$22,203	$249	$0	$0	$22,203	$249
Residential mortgage-backed securities	3,127	3	2,114	103	5,241	106

	$25,330	$252	$2,114	$103	$27,444	$355

	Less than 12 months		12 months or more		Total
December 31, 2010	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government Agency	$24,934	$500	$897	$10	$25,831	$510
Residential mortgage-backed securities	3,118	10	2,401	102	5,519	112

	$28,052	$510	$3,298	$112	$31,350	$622

The unrealized losses that exist are the result of market changes in interest rates since the original purchase. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011. The Company has used a variety of tools to analyze the contents of its security portfolio and at this time does not believe that the unrealized losses in the portfolio shown in the table above are other than temporary. At June 30, 2011 mortgaged-backed securities with a fair market value of $2.1 million carried bond ratings below investment grade. These securities were evaluated by an independent third-party consulting firm using an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity, and were deemed by management not to be other-than-temporarily impaired at June 30, 2011. At June 30, 2011, both securities were current on both principal and interest payments.

Note F – Loans, Allowance For Credit Losses And Credit Quality

Major classifications of loans are as follows:

	June 30, 2011(1)	December 31, 2010 (1)
Commercial	$51,345	$51,359
Real estate
Commercial	106,677	94,864
Construction	34,095	33,534
One to four-family	52,317	51,581
Home equity	36,259	36,697
Consumer	9,688	10,664

	290,381	278,699

Deferred loan fees, net	(241)	(162)
Allowance for credit losses	(7,272)	(6,853)

	(7,513)	(7,015)

Loans, net	$282,868	$271,684

The maturity and rate repricing distribution of the loan portfolio is as follows:

Repricing or maturing within one year	$113,494	$117,574
Maturing over one to five years	112,954	102,755
Maturing over five years	63,933	58,370

	$290,381	$278,699

(1)	Excludes loans held for sale

The Company’s goal is to mitigate risks inherent in the loan portfolio. Commercial loans and loans secured by real estate make up the majority of the loan portfolio, accounting for 97% of the portfolio as of June 30, 2011 and 96% of the portfolio as of December 31, 2010. To mitigate risk, commercial loans are generally secured by receivables, inventories, equipment and other assets of the business. Personal guarantees of the borrowers are generally required.

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

Construction loans are generally considered to involve a higher degree of credit risk than long-term financing of improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest. Also, the Bank assumes certain risks associated with the borrowers' ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, the Bank may be faced with a project which, when completed, has a value that is insufficient to assure full repayment.

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

The following table shows the allowance for credit losses and recorded investment in loans receivable for the three and six month periods ended June 30, 2011:

Allowance for Credit Losses and Recorded Investment in Loans Receivable

for the Three Months Ended June 30, 2011

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance, March 31, 2011	$1,886	$3,054	$1,434	$518	$0	$6,892
Charge-offs	301	49	133	81	0	564
Recoveries	5	0	253	7	0	265
Provision	(187)	1,072	(160)	(46)	0	679

Ending balance, June 30, 2011	$1,403	$4,077	$1,394	$398	$0	$7,272

Allowance for Credit Losses and Recorded Investment in Loans Receivable

for the Six Months Ended June 30, 2011

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
June 30, 2011
Allowance for credit losses:
Beginning balance, December 31, 2010	$1,868	$3,205	$1,257	$523	$0	$6,853
Charge-offs	772	49	133	136	0	1,090
Recoveries	10	0	253	10	0	273
Provision	297	921	17	1	0	1,236

Ending balance, June 30, 2011	$1,403	$4,077	$1,394	$398	$0	$7,272

Period ending amount: Individually evaluated for impairment	$63	$1,199	$465	$46	$0	$1,773

Period ending amount: Collectively evaluated for impairment	$1,340	$2,878	$929	$352	$0	$5,499

Period ending amount: Loans acquired with deteriorating credit quality	$0	$0	$0	$0	$0	$0

Loans individually evaluated for impairment	$126	$4,668	$1,526	$82	$0	$6,402

Loans collectively evaluated for impairment	$51,219	$136,104	$87,050	$9,606	$0	$283,979

Nonaccrual loans totaled approximately $5.7 million and $7.8 million at June 30, 2011 and December 31, 2010, respectively. There were no loans past due greater than 90 days at June 30, 2011. At December 31, 2010, there were $599,000 in loans past due greater than 90 days. As of June 30, 2011 $1.8 million of loan loss allowances were allocated to all loans classified as impaired with $1.5 million of loan loss allowances allocated to all loans classified as impaired at December 31, 2010.

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

A general description of the characteristics of the risk ratings are described below:

•

Risk ratings 1, 2 and 3 – these ratings have the highest degree of probability of repayment. Borrowers in this category are established entities, well-positioned within their industry with a proven track record of solid financial performance. These ratings are usually reserved for the strongest customers of the Bank, who have strong capital, stable earnings and alternative sources of financing.

•	Risk ratings 4 and 5 – these ratings have a below and average degree of risk. The customers have, generally strong to adequate net worth, stable earnings trends and strong to moderate liquidity.

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

The following table presents credit quality indicators:

Credit Quality Indicators

as of June 30, 2011

(Dollars in thousands)

		Commercial Real Estate
	Commercial	Construction	Other
	2011	2011	2011
Risk Rating:
Other Assets Especially Mentioned	$4,407	$1,669	$8,499
Substandard	3,945	4,607	3,515
Doubtful	0	1,152	0
Loss	0	0	0

	$8,352	$7,428	$12,014

	Residential	Consumer Installment
	2011	2011
Risk Rating:
Other Assets Especially Mentioned	$2,499	$120
Substandard	1,995	371
Doubtful	1,382	82
Loss	0	0

	$5,876	$573

Credit Quality Indicators

as of December 31, 2010

(Dollars in thousands)

		Commercial Real Estate
	Commercial	Construction	Other
	2010	2010	2010
Risk Rating:
Other Assets Especially Mentioned	$7,358	$1,671	$8,938
Substandard	2,048	7,010	2,438
Doubtful	600	0	0
Loss	0	0	0

	$10,006	$8,681	$11,376

	Residential	Consumer Installment
	2010	2010
Risk Rating:
Other Assets Especially Mentioned	$1,517	$123
Substandard	3,868	575
Doubtful	0	0
Loss	0	0

	$5,385	$698

The following table presents an age analysis of past due loans receivable:

Age Analysis of Past Due Loans Receivable

As of June 30, 2011

(Dollars in thousands)

	30-59 Days Past Due	59-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2011
Commercial	$11	$100	$760	$871	$50,474	$51,345	$0
Commercial Real Estate
Construction	0	0	1,152	1,152	32,943	34,095	0
Other	3,515	0	0	3,515	103,162	106,677	0
Residential	845	352	1,450	2,647	85,929	88,576	0
Consumer	276	259	446	981	8,707	9,688	0

	$4,647	$711	$3,808	$9,166	$281,215	$290,381	$0

Age Analysis of Past Due Loans Receivable

As of December 31, 2010

(Dollars in thousands)

	30-59 Days Past Due	59-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2010
Commercial	$191	$691	$2,079	$2,961	$48,398	$51,359	$0
Commercial Real Estate
Construction	3,515	0	1,585	5,100	28,434	33,534	180
Other	488	239	1,449	2,176	92,688	94,864	419
Residential	1,669	596	1,795	4,060	84,218	88,278	0
Consumer	189	108	187	484	10,180	10,664	0

	$6,052	$1,634	$7,095	$14,781	$263,918	$278,699	$599

Total past due loans at June 30, 2011 decreased $5.6 million to $9.2 million from $14.8 million as of December 31, 2010 primarily due to payments received including payoffs and pay-downs totaling approximately $2.4 million, charge-offs of loans deemed uncollectable of approximately $1.1 million, and the return of loans to performing of $2.8 million. Additions to past due as of June 30, 2011 compared to December 31, 2010 totaled approximately $663,000.

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

The Company’s policy states that when the probability for full repayment of a loan is unlikely, the Bank will initiate a full charge-off or a partial write-down of the asset based upon the status of the loan.

Consumer loans less than $25,000 for which payments of principal and/or interest are past due ninety (90) days are charged-off and referred for collection. Consumer loans of $25,000 or more are evaluated for charge-off or partial write-down at the discretion of Bank management.

Any other loan over 120 days past due is evaluated for charge-off or partial write-down at the discretion of Bank management.

Generally, real estate secured loans are charged-off on a deficiency basis after liquidation of the collateral. Bank management may determine that when the full loan balance is clearly uncollectible and some loss is anticipated a charge-off or write-down is appropriate prior to liquidation of the collateral. An updated evaluation or appraisal of the property may be required to determine the appropriate level of charge-off or write-down.

The following tables presents a summary of impaired loans as of and for the six months ended June 30, 2011 and as of December 31, 2010 and for the year then ended:

Impaired Loans

as of and for the Six Month Period Ended June 30, 2011

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$944	$944	$0	$600	$36
Commercial real estate	0	0	0	429	30
Residential real estate	1,539	1,539	0	733	34
Consumer	312	312	0	105	11

	2,795	2,795	0	1,867	111

With an allowance recorded
Commercial	126	126	63	346	1
Commercial real estate	4,667	4,667	1,199	931	0
Residential real estate	1,527	1,527	465	779	12
Consumer	82	82	46	105	3

	6,402	6,402	1,773	2,161	16

Total
Commercial	1,070	1,070	63	946	37
Commercial real estate	4,667	4,667	1,199	1,360	30
Residential real estate	3,066	3,066	465	1,512	46
Consumer	394	394	46	210	14

	$9,197	$9,197	$1,773	$4,028	$127

Impaired Loans

as of and for the Year Ended December 31, 2010

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$1,009	$1,009	$0	$539	$43
Commercial real estate	1,628	1,628	0	1,940	0
Residential real estate	1,478	1,478	0	1,060	73
Consumer	181	181	0	439	14

	4,296	4,296	0	3,978	$130

With an allowance recorded
Commercial	$1,098	$1,098	$545	$2,293	$3
Commercial real estate	1,405	1,405	351	3,371	24
Residential real estate	1,341	1,341	416	1,347	21
Consumer	249	249	150	241	19

	4,093	4,093	1,462	7,252	67

Total
Commercial	$2,107	$2,107	$545	$2,832	$46
Commercial real estate	3,033	3,033	351	5,311	24
Residential real estate	2,819	2,819	416	2,407	94
Consumer	430	430	150	680	33

	$8,389	$8,389	$1,462	$11,230	$197

Note G – Fair Value Measurements

Fair Value Hierarchy

The Company follows FASB’s guidance on “Fair Value Measurements.” The guidance defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The guidance applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

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

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the assets credit rating, prepayment assumptions and other factors such as credit loss assumptions

An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis. During the six months ended June 30, 2011, there were no transfers made between Level 1, 2, and 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(in thousands)		Fair Value Measurements at June 30, 2011 Using
Description	Fair Value June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings

Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$46,965	$0	$46,965	$0	$0
Issued by State and municipal	1,108	0	1,108	0	0
Mortgage-backed securities issued by Government agencies	38,600	0	38,600	0	0
Other debt securities	2,137	0	23	2,114	0

Total Debt Securities	88,810	0	86,696	2,114	0

Investment Securities Available for Sale – Equity Securities
Mutual funds	634	0	634	0	0

Total Equity Securities	634	0	634	0	0

Total Assets Measured at Fair Value on a Recurring Basis	$89,444	$0	$87,330	$2,114	$0

(in thousands)		Fair Value Measurements at December 31, 2010 Using
Description	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings

Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$53,761	$0	$53,761	$0	$0
Issued by State and municipal	1,089	0	1,089	0	0
Mortgage-backed securities issued by Government agencies	37,737	0	37,737	0	0
Other debt securities	3,091	0	690	2,401	0

Total Debt Securities	95,678	0	93,277	2,401	0

Investment Securities Available for Sale – Equity Securities
Mutual funds	617	0	617	0	0

Total Equity Securities	617	0	617	0	0

Total Assets Measured at Fair Value on a Recurring Basis	$96,295	$0	$93,894	$2,401	$0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) – Roll Forward at June 30, 2011

Investment Securities Available for Sale – Debt Securities
Beginning Balance	$2,401
Transfers in to Level 3	0
Transfers out of Level 3	0
Unrealized losses	(4)
Repayments	(283)

Ending Balance	$2,114

Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include securities below investment grade and asset-backed securities in illiquid markets. Level 3 securities include two private-label residential one to-four family mortgage backed securities. These 2005 senior tranches in a securitization trust were rated “Aa1 and Aaa” by Moody’s when purchased in 2005 and are currently rated “B3”. The Company engages the service of independent third party valuation professionals to estimate the fair value of these securities. The valuation is meant to be “Level 3” pursuant to FASB ASC Topic 820 – Fair Value Measurements and Disclosures. The valuation uses an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity. At June 30, 2011, both securities were current on both principal and interest payments, and had a fixed weighted average coupon of 5.50%. One security had a weighted average remaining life of less than one year and the other had a weighted average remaining life of just over two years.

The following table details the Level 3 securities:

			Remaining	Current Rating
(in thousands)	Class	Coupon	Par Value	Moody’s	Fitch

CWHL 2005-21	A13	5.5% Fixed	$424	B3	B
WFMBS 2005-14	IA7	5.5% Fixed	1,791	B3	A

We calculated fair value for the two securities by using a present value of future cash flows model, which incorporated assumptions as follows as of June 30, 2011:

		Weighted
	Cumulative	Average	Modified
	Default (1)	Life (2)	Duration (3)	Yield (4)

CWHL 2005-21	4.65%	0.89 years	0.80 years	8.00%
WFMBS 2005-14	2.52%	2.39 years	2.03 years	8.00%

(1)	The anticipated level of total defaults from the issuer within the pool of performing collateral as of June 30, 2011.
(2)	The average number of years that each dollar of principal remains outstanding.
(3)	The weighted average of present values for a series of cash flows which accurately indicates the average time until the cash flows are received.
(4)	The discount rate obtained from taking a sequence of cash flows and an estimated price.

The Company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the following tables.

(in thousands)		Fair Value Measurements at June 30, 2011 Using
Description	Fair Value June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Loans
Commercial	$1,007	$0	$1,007	$0	$0	$0
Commercial real estate	353	0	353	0	0	0
Residential real estate	2,238	0	2,238	0	0	0
Construction	813	0	813	0	0	0
Consumer	358	0	358	0	0	0

Total loans	4,769	0	4,769	0	0	0
Real estate owned	1,540	0	1,540	0	0	0
Other assets (repossessed assets)	65	0	65	0	0	0

Total Assets Measured at Fair Value on a Nonrecurring Basis	$6,374	$0	$6,374	$0	$0	$0

(in thousands)		Fair Value Measurements at December 31, 2010 Using
Description	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Loans
Commercial	$1,562	$0	$1,562	$0	$0	$0
Commercial real estate	1,449	0	1,449	0	0	0
Residential real estate	2,402	0	2,402	0	0	0
Construction	1,234	0	1,234	0	0	0
Consumer	280	0	280	0	0	0

Total loans	6,927	0	6,927	0	0	0
Real estate owned	1,608	0	1,608	0	0	0
Other assets (repossessed assets)	145	0	145	0	0	0

Total Assets Measured at Fair Value on a Nonrecurring Basis	$8,680	$0	$8,680	$0	$0	$0

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

Management establishes a specific reserve for loans that have an estimated fair value below the carrying value. Nonperforming loans had a carrying value of $5.7 million as of June 30, 2011. Of the $5.7 million of nonperforming loans, $2.9 million had specific reserves of $913,000.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for credit losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the six months ended June 30, 2011 the Company charged-off $1.1 million of impaired loans to the allowance for credit losses.

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of June 30, 2011 the Company held $1.5 million in real estate owned as a result of foreclosure. Real estate owned carried at appraised value is considered to be using Level 2 inputs. The Company held $1.6 million in real estate owned as a result of foreclosure as of December 31, 2010.

The Company records repossessed assets such as boats, automobiles or equipment at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less selling costs thereafter. Estimated fair value is generally based upon independent values of the collateral obtained through valuation or listing services specifically used for the type of asset repossessed. We consider these collateral values to be estimated using Level 2 inputs. Repossessed assets totaled $65,000 at June 30, 2011 and $145,000 at December 31, 2010.

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

	June 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$2,724	$2,724	$7,854	$7,854
Interest bearing balances with banks	8,713	8,713	16,856	16,856
Federal funds sold	25,191	25,191	11,984	11,984
Investment securities	89,444	89,444	96,295	96,295
Federal Reserve and Federal Home Loan Bank stock	3,013	3,013	3,035	3,035
Loans and loans held for sale, net	282,868	283,987	273,063	273,454
Accrued interest receivable	1,376	1,376	1,567	1,567
Bank owned life insurance	5,531	5,531	5,442	5,442
Real estate owned	1,540	1,540	1,608	1,608
Financial liabilities
Noninterest bearing deposits	$48,774	$48,774	$45,514	$45,514
Interest bearing deposits	291,125	295,684	295,400	299,239
Securities sold under agreements to repurchase	16,161	16,161	14,558	14,558
Long-term borrowings	35,000	32,267	35,000	32,483
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	174	174	187	187

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

Note H – Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. On January 30, 2009 the Company completed a transaction to participate in the Government sponsored Troubled Asset Relief Program which resulted in the Treasury purchasing 8,152 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at a value of $8.2 million. The Series A Preferred Stock qualifies as Tier 1 Capital. The Series A Preferred Stock pays a dividend of 5% per annum; payable quarterly for five years then pays a dividend of 9% per annum thereafter. Dividends declared for each of the six months ended June 31, 2011 and 2010 was $203,800.

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

In May, 2011, FASB issued ASU No. 2011-04, “ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material impact on its financial condition or results of operations.

In June, 2011, FASB issued ASU No. 2011-05, “ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.” Under the amendments in this ASU an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-05 are effective for the

Company’s first reporting period beginning on January 1, 2012, with early adoption permitted, The Company is in the process of evaluating the impact of adoption of ASU 2011-05 and does not expect it to have a material impact on the Company’s future financial statements.

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

Significant accounting policies followed by the Company are presented in Note 1 to the Company’s 2010 consolidated financial statements which can be found in the Company’s Form 10-K and recent accounting provisions adopted have been presented herein in Note I. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The total allowance for credit losses changes as the percentage weight assigned to each Total ALLL Factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as the aggregate of specific allowances is adjusted due to an increase or decrease in impaired loans.

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Bank’s Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $679,000 for the three month period ended June 30, 2011 and $363,000 for the same period in 2010. For the six month periods ended June 30, 2011 and 2010 the Bank recorded provisions of $1.2 million and $599,000, respectively. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the level of nonperforming loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans, including loans held for sale, increased by $10.2 million for the six months ended June 30, 2011. For the same period, the Bank recorded charge-offs of $1.1 million and recovered $273,000 on previously charged-off loans. As of June 30, 2011, the Bank’s allowance for credit losses was $7.3 million or 2.51% of total loans and 128.0% of nonperforming loans as compared to $6.9 million, or 2.45% of total loans and 81.7% of nonperforming loans as of December 31, 2010.

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

Activity in the allowance for credit losses for the six months ended June 30, 2011 and 2010 is shown below:

(dollars in thousands)	For the Six Months Ended June 30,
	2011	2010
Total loans outstanding - at June 30(1)	$290,140	$276,363
Average loans outstanding year-to-date	285,091	276,724

Allowance for credit losses at beginning of period	$6,853	$7,926

Provision charged to expense	1,236	599

Chargeoffs:
Commercial loans	772	1,242
Real estate and construction loans	182	199
Consumer and other loans	136	327

Total	1,090	1,768

Recoveries:
Commercial loans	10	0
Real estate and construction loans	253	2
Consumer and other loans	10	22

Total	273	24

Net chargeoffs	817	1,744

Allowance for credit losses at end of period	$7,272	$6,781

Allowance for credit losses as a percent of total loans	2.51%	2.45%
Net chargeoffs (recoveries) as a percent of average loans	0.29%	0.63%

(1)	Includes loans held for sale.

The Bank’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, loans with repossessed collateral and repossessed assets, totaled $7.3 million at June 30, 2011, compared to $10.1 million at December 31, 2010, a decrease in nonperforming assets of $2.8 million or 28.2%. The percentage of nonperforming assets to total assets was 1.68% at June 30, 2011, compared to 2.35% at December 31, 2010. The decrease in nonperforming assets was principally attributable to sales, payoffs and pay-downs of nonperforming assets of $2.4 million, the charge-off of $1.1 million of loans previously classified as nonperforming, the return to performing of $285,000 of loans and additional write-downs taken on REO and repossessed assets of $117,000. Offsetting these decreases was the addition to nonperforming of net new totaling $1.3 million.

The $7.3 million in nonperforming assets at June 30, 2011 included $5.7 million in nonaccrual loans, and $1.6 million in other assets. Of the $5.7 million in nonaccrual loans at June 30, 2011, $4.2 million were secured by real estate, $1.1 million were commercial loans and $393,000 were consumer and other loans. At December 31, 2010, assets classified as nonperforming totaled $10.1 million and consisted of $8.4 million in nonaccrual loans and loans delinquent 90 days or more and $1.7 million in other assets. Included in the $8.4 million of nonaccrual and loans delinquent 90 days or more was $5.7 million of loans secured by real estate, $2.1 million of commercial and $630,000 of consumer and other loans.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets of $434.0 million at June 30, 2011 increased 0.42% or $1.9 million compared to $432.1 million at December 31, 2010. Loan demand improved in the first six months of 2011, with $290.3 million of gross loans as of June 30, 2011, an increase of $10.2 million from $280.1 million at December 31, 2010. The increase resulted primarily from the origination, net of payments of approximately $12.6 million in real estate secured loans offset by charge-offs of $1.1 million and the net sale of $1.4 million of loans held for sale. Investment securities decreased $6.9 million or 7.1% compared to December 31, 2010 while federal funds sold as of June 30, 2011 increased $13.2 million or 110.2% from December 31, 2010. The movement of balances allowed the Company to maintain sufficient liquidity for future loan generation while maximizing the yield on funds not specifically earmarked for growth or expansion.

Deposits of $339.9 million at June 30, 2011 decreased $1.0 million or 0.3% from December 31, 2010 deposits of $340.9 million. Savings balances decreased $3.5 million in total, due in part to a $3.0 million transfer into a certificate of deposit. Certificate of deposit balances, however, excluding the $3.0 million transfer decreased $4.7 million due to higher rate certificates of deposit maturing. Money market balances increased $2.0 million.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010.

General. The Company recorded net income of $835,000 for the six months ended June 30, 2011; a decrease of $265,000, compared to net income of $1.1 million for the six months ended June 30, 2010. Net income available to common shareholders for the six months ended June 30, 2011 was $590,000 or $0.15 per basic and $0.14 per diluted common shares compared to net income available to common shareholders of $814,000 or $0.21 per basic and diluted shares for the six months ended June 30, 2010. Net interest income increased by $287,000 or 3.7% for the six months ended June 30, 2011 compared to the same period in 2010. The provision for credit losses increased $637,000 to $1.2 million for the six months ended June 30, 2011 compared to $599,000 for the six month period ended June 30, 2010.

Interest Income. Total interest income decreased $379,000 or 3.7% for the six months ended June 30, 2011 compared to the same period in 2010 as a result of lower yields on investment securities. Interest income on investments decreased $827,000. The yield on the investment portfolio decreased to 3.01% from 4.01% on balances $18.4 million lower on average over the same period in 2010. Income on the loan portfolio increased $453,000 for the six months ended June 30, 2011 to $8.5 million from $8.0 million for the six months ended June 30, 2010 due to an increase in average loan balances of $8.4 million and the recognition of $180,000 as income, from a paid-off loan previously classified as nonaccrual. The yield on the loan portfolio increased to 5.98% for the six months ended June 30, 2011 from 5.83% for the six months ended June 30, 2010.

Interest Expense. Total interest expense decreased by $666,000 or 26.2% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease was due to reducing the yields on the Company’s “Superior Savings” product and other interest bearing accounts. The Company’s savings product had an average balance of $139.9 million for the six months ended June 30, 2011 and a yield of 0.73% compared to an average balance of $142.2 million and a yield of 1.09% for the six months ended June 30, 2010. Contributing to the decrease in interest expense were the lower yields on all other deposit products, primarily money market accounts and certificates of deposit and the lower yields on repurchase agreements. The average rate of interest paid on all interest bearing liabilities was 1.08% for the six months ended June 30, 2011 compared to 1.42% for the six months ended June 30, 2010. Interest expense on long-term borrowings and junior subordinated debentures was $646,000 for the six months ended June 30, 2011 compared to $669,000 for the six months ended June 30, 2010, a decrease of $23,000. The decrease in expense was a result of average Federal Home Bank advances decreasing to $35.0 million for the six months ended June 30, 2011 compared to $37.1 million on average for the same period in 2010.

Net Interest Income. Net interest income increased by $287,000 million or 3.7% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was primarily the result of the lower overall cost of deposits. The Company’s cost of funds decreased to 0.96% for the six months ended June 30, 2011 compared to 1.27% for the six months ended June 30, 2010.

For the six months ended June 30, 2011, the net interest margin increased to 3.95% compared to 3.71% for the six months ended June 30, 2010. The increase in net interest margin was primarily the result of the decrease in the yield paid on interest bearing liabilities to 1.08% from 1.42%. The yield on earning assets decreased to 4.87% for the six months ended June 30, 2011 from 4.93% for the same period in 2010. Income of approximately $180,000 on a loan previously categorized as nonaccrual was recognized during the six month period ended June 30, 2011 compared to income of $280,000 recognized on loans categorized as nonaccrual for the six months ended June 30, 2010.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $1.2 million for the six months ended June 30, 2011 compared to $599,000 for the same period in 2010. The provision was based on the composition and credit quality of the loan portfolio as of June 30, 2011 and reflected the qualitative factors used to calculate the allowance for credit losses relating to historical delinquencies and losses and to factors relating to local economic conditions. Total gross loans increased by $10.2 million for the six month period ended June 30, 2011 compared to December 31, 2010. The Bank recorded net charge-offs on loans deemed uncollectible of $817,000 for the six months ended June 30, 2011 compared to $1.7 million for the same period in 2010.

Noninterest Income. Total noninterest income decreased by $169,000 or 18.9% to $724,000 for the six months ended June 30, 2011 from $893,000 for the same period in 2010. The decrease in noninterest income was due to lower fee income from mortgage banking activity and loans held for sale, losses recognized on the disposal of fixed assets related to the May 27, 2011 closure of the Bank’s Market House branch and losses on the sale of repossessed assets. Offsetting the decreases in income was the absence of losses on the sale of investment securities which totaled $55,000 for the six months ended June 30, 2010 compared to zero for the six months ended June 30, 2011.

Noninterest Expense. Total noninterest expense decreased by $105,000 or 1.6% for the six months ended June 30, 2011 compared to the same period in 2010. The decrease in total noninterest expense during the first six months of 2011 compared with the same period in 2010 resulted from decreased legal collection expenses of $94,000 and lower costs associated with originating and processing loans held for sale. Other expense, that includes costs associated with managing real estate owned and repossessed assets, increased by $74,000 over the same period in 2010. The reduction in legal fees was the result, of receiving reimbursement of $44,000 of legal costs from the payoff of a loan previously classified as nonperforming. The remaining decrease in legal expenses was the result of lower collection related expenses. The costs to maintain repossessed assets increased $18,000 for the six months ended June 30, 2011 as additional write-downs were taken on foreclosures and repossessions. The decrease in costs for loans held for sale was volume related. Offsetting the decreases in noninterest expense was an increase in occupancy and equipment expense related to the acceleration of the amortization of leasehold improvements at the Bank’s Market House branch that closed on May 27, 2011.

Income Tax Expense. The Company recorded income tax expense for the six-month period ended June 30, 2011 of $406,000 compared to $600,000 for the six months ended June 30, 2010. The Company’s combined effective federal and state income tax rate was approximately 32.7% for the six months ended June 30, 2011 versus 36.3% for the six months ended June 30, 2010.

The table below sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Rate/Volume Analysis

(dollars in thousands)	Six Months Ended June 30, 2011 vs. 2010
		Due to Change in
	Increase or (Decrease)	Volume	Rate	Rate/ Volume
Interest income on:
Loans	$453	$242	$205	$6
Investment securities	(828)	(365)	(553)	90
Interest bearing deposits in other banks	(5)	0	(5)	0
Federal funds sold and other overnight investments	1	(1)	2	0

Total interest income	(379)	(124)	(351)	96

Interest expense on:
NOW accounts	(3)	3	(5)	(1)
Money market accounts	(54)	(2)	(53)	1
Savings accounts	(265)	(12)	(257)	4
Certificates of deposit	(312)	(124)	(219)	31
Repurchase agreements	(9)	7	(14)	(2)
Long-term borrowing	(24)	(34)	10	0
Junior subordinated debt	1	0	1	0

Total interest expense	(666)	(162)	(537)	33

Net interest income	$287	$38	$186	$63

Consolidated Average Balances, Yields and Rates

(dollars in thousands)	Six Month Periods Ended
	June 30, 2011			June 30, 2010
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest earning assets
Federal funds sold and other overnight investments	$13,795	$15	0.22%	$15,069	$15	0.20%
Interest bearing balances with banks	16,350	9	0.11%	15,918	14	0.18%
Investment securities (1)	93,908	1,404	3.01%	112,278	2,231	4.01%
Loans (2)	285,091	8,459	5.98%	276,724	8,006	5.83%

Total interest earning assets	409,144	9,887	4.87%	419,989	10,266	4.93%
Noninterest earning assets
Cash and due from banks	7,785			2,438
Other assets	15,663			15,326

Total Assets	$432,592			$437,753

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW accounts	$33,308	$22	0.13%	$29,586	$25	0.17%
Money market accounts	42,474	105	0.50%	43,097	159	0.74%
Savings accounts	139,910	505	0.73%	142,188	770	1.09%
Certificates of deposit	77,075	556	1.45%	89,918	868	1.95%
Repurchase agreements	15,814	41	0.52%	13,903	50	0.73%
Long-term borrowings	35,000	559	3.22%	37,147	583	3.16%
Junior subordinated debt	5,000	87	3.51%	5,000	86	3.47%

Total interest bearing liabilities	348,581	1,875	1.08%	360,839	2,541	1.42%

Noninterest bearing Liabilities
Demand deposit accounts	46,679			41,061
Other liabilities	2,041			1,723
Stockholders’ Equity	35,291			34,130

Total Liabilities and Stockholders’ Equity	$432,592			$437,753

Interest rate spread			3.79%			3.51%
Ratio of interest earning assets to interest bearing liabilities			117.37%			116.39%
Net interest income and net interest margin		$8,012	3.95%		$7,725	3.71%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.
(2)	Includes nonaccrual loans

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010.

General. The Company recorded net income for the three months ended June 30, 2011 of $326,000, a decrease of $112,000, compared to a net income of $438,000 for the three months ended June 30, 2010. Net income available to common shareholders was $203,000 or $0.05 per basic and diluted common share, compared to net income available to common shareholders of $318,000 or $0.08 per basic and diluted common share for the three months ended June 30, 2010. Net interest income improved to $4.0 million from $3.7 million, an increase of $328,000 or 8.9% for the three months ended June 30, 2011 compared to the same period in 2010. The Bank recorded $679,000 in provision for credit losses during the three months ended June 30, 2011, compared to $363,000 in provision for credit losses during the same period in 2010.

Interest Income. Interest income increased $60,000 or 1.2% for the quarter ended June 30, 2011 compared to the same quarter in 2010. The improvement is a result of an increase in average loan balances of $11.9 million and an increase in yield on the loan portfolio to 5.94% from 5.64% for the three months ended June 30, 2011 compared to June 30,

2010. Income on the investment portfolio decreased $318,000 for the quarter ended June 30, 2011 compared to the same period in 2010 due to a decrease in volume as average investment security balances decreased by $16.2 million and the yield decreased to 3.02% from 3.74% for the same period in 2010.

Interest Expense. Interest expense decreased by $268,000 or 22.1% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 while average interest bearing deposit balances decreased $7.2 million. Interest expense on interest bearing deposits for the quarter ended June 30, 2011 was $594,000 compared to $858,000 for the same period in 2010, a 30.8% decrease. The decrease in interest expense was due to the lower cost of all interest bearing deposit types with the yield dropping to 0.81% for the three months ended June 30, 2011 compared to 1.14% for the three months ended June 30, 2010. Decreases in the Company’s cost of savings accounts to 0.73% from 1.05%, in the cost of the Company’s indexed money market account to 0.49% from 0.73% and a decrease to 1.44% from 1.83% in the cost of the Company’s certificates of deposit contributed to the reduction in interest expense. The total cost of interest bearing liabilities decreased for the quarter ended June 30, 2011 to 1.07% from 1.36% for the quarter ended June 30, 2010. The Company’s overall cost of funds decreased to 0.94% from 1.22% for the same periods. Interest expense on long-term borrowings and junior subordinated debentures remained at $324,000 with a yield of 3.25% for each of the three months ended June 30, 2011 and June 30, 2010.

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

Net interest income improved by $328,000 or 8.9% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The improvement was due primarily to an increase in the yield on the loan portfolio and a decrease in interest expense offset by a decrease in the yield on, and volume of investment securities.

For the three months ended June 30, 2011, the net interest margin improved to 3.90% from 3.55% for the three months ended June 30, 2010, with the interest rate spread for the same period increasing to 3.74% in the second quarter of 2011 from 3.35% in the same quarter in 2010. The increase in the net interest margin was the result of a decrease in the yield paid on interest bearing liabilities to 1.07% from 1.36% and improvement to 5.94% from 5.64% in the yield on loans. The yields on federal funds sold and other overnight investments, interest bearing balances with banks, and the overall investment portfolio were negatively impacted by the lower rate environment as re-investment rates continued to fall quarter over quarter.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $679,000 for the three months ended June 30, 2011 compared to $363,000 for the same period in 2010. The increase in provision was due in part to higher loss experience on several segments of the loan portfolio as well as an increase in total loans outstanding. The Bank recorded net charge-offs of $298,000 for the quarter ended June 30, 2011 compared to net charge-offs of $1.3 million for the three months ended June 30, 2010. Nonperforming assets totaling $7.3 million at quarter-end were comprised of $5.7 million of nonaccrual loans and $1.6 million in other assets.

Noninterest Income. Noninterest income decreased by $125,000 or 26.0% to $356,000 for the three months ended June 30, 2011 from $481,000 for the same period of 2010. Non interest income decreased for the three months ended June 30, 2011 in part due to losses on the sale of repossessed assets as well as lower income from mortgage banking activities.

Noninterest Expense. Noninterest expense increased by $65,000 or 2.1% for the three months ended June 30, 2011 compared to the same quarter in 2010. The increase in noninterest expense was due to increased occupancy expense. The increase was the result of the acceleration of the amortization of leasehold improvements when the Bank closed its Market House location. Also contributing to the increase in noninterest expense were additional marketing costs as well as costs to maintain real estate owned and repossessed assets. Offsetting these expense increases was a decrease in and reimbursement of legal expenses for loan collection.

Income Tax Expense. The Company recorded tax expense of $169,000 for the three-month period ended June 30, 2011. The Company’s combined effective federal and state income tax rate was approximately 34.1% for the three months ended June 30, 2011 versus 34.9% for the three months ended June 30, 2010.

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

The Company’s major source of liquidity is its deposit base. At June 30, 2011, total deposits were $339.9 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $264.3 million or 77.8% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At June 30, 2011, interest bearing deposits with banks, federal funds sold and other overnight investments totaled $33.9 million while investment securities available-for-sale totaled $89.4 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for banks up to 40% of the bank’s total assets. The Bank currently has an approved line of credit with the FHLB of 25% of total assets with the ability to request an increase in the line if necessary. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At June 30, 2011, the Bank had a $108.5 million credit limit with the FHLB with advances outstanding of $35.0 million. The Bank had loans currently pledged as collateral sufficient to borrow up to $9.8 million of the remaining $73.5 million availability from the FHLB. The Bank also has the ability to borrow from the Federal Reserve Bank’s discount window. Additional collateral including cash, investment securities and home-equity loans are available for pledging purposes in the event the Bank would need to draw on the unused portion of the line of credit. Additionally, at June 30, 2011, the Bank had available credit with its correspondent banks of $19.2 million.

Capital Resources

Total stockholders’ equity was $35.8 million at June 30, 2011, representing an increase of $991,000 or 2.9% from December 31, 2010. The growth of stockholders’ equity in the first six months of 2011 was attributable to income of $835,000, stock based compensation of $57,000, stock purchases through the Company’s Employee Stock Purchase Plan of $3,000, the exercise of options totaling $14,000, and an increase in accumulated other comprehensive income of $286,000 resulting from higher market values of securities available-for-sale. Offsetting these increases was a decrease in stockholder’s equity from the declaration of $204,000 in preferred stock dividends.

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

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	June 30, 2011	December 31, 2010	Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.8%	12.8%	4.0%	6.0%
Total Capital	14.0%	14.1%	8.0%	10.0%
Tier 1 Leverage Ratio	9.2%	9.1%	4.0%	5.0%

As of June 30, 2011, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses, effective July 21, 2011. It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

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

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Reserved

Item 5 – Other Information

None.

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

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: August 12, 2011	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: August 12, 2011	/s/ Edward J. Schneider
Edward J. Schneider
Chief Financial Officer