Form 10-Q
period 2011-09-30
ANNAPOLIS BANCORP INC
filed 2011-11-14
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

At October 31, 2011, the Registrant had 3,955,506 shares of common stock outstanding.

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements
Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	1
Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2011 and 2010 (unaudited)	2
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Nine Month Periods Ended September 30, 2011 and 2010 (unaudited)	3
Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2011 and 2010 (unaudited)	4-5
Notes to Consolidated Financial Statements (unaudited)	6-28
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-39
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	39
Item 4 – Controls and Procedures	39

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings	39

Item 1A – Risk Factors	40

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3 – Defaults Upon Senior Securities	40

Item 4 – Reserved	40

Item 5 – Other Information	40

Item 6 – Exhibits	41

SIGNATURES	42

CERTIFICATIONS	43-47

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of Annapolis Bancorp, Inc. (the “Company”), its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition, results of operations; plans and objectives (iii) the Company’s growth strategy; (iv) the Company’s future performance and business, including, but not limited to statements with respect to the adequacy of the allowance for credit losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Company’s financial condition and results of operations; and (v) the declaration and payment of dividends. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties which could cause actual results to differ materially from those expressed in forward-looking statements. Factors that might cause such a difference may, include, but are not limited to: (i) the rate of declining growth in the economy and employment levels, as well as general business and economic conditions; (ii) changes in interest rates, as well as the magnitude of such changes; (iii) the fiscal and monetary policies of the federal government and its agencies; (iv) changes in federal bank regulatory and supervisory policies, including required levels of capital; (v) the relative strength or weakness of the consumer and commercial credit sectors and of the real estate market; (vi) the performance of the stock and bond markets; (vii) competition in the financial services industry, (viii) possible legislative, tax or regulatory changes, and such other risks and uncertainties as set forth in the Company’s filings with the Securities and Exchange Commission. All forward-looking statements included in this quarterly report on Form 10-Q are based upon information available to the Company as of the date of this report, and other than to the extent required by applicable law, including the requirements of applicable securities laws, the Company undertakes no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of September 30, 2011 and December 31, 2010

(in thousands)

	(Unaudited) September 30, 2011	(Audited) December 31, 2010
Assets
Cash and due from banks	$1,801	$7,854
Interest bearing balances with banks	16,678	16,856
Federal funds sold and other overnight investments	21,624	11,984
Investment securities available for sale, at fair value	84,931	96,295
Federal Reserve and Federal Home Loan Bank stock	3,003	3,035
Loans held for sale	0	1,379
Loans, less allowance for credit losses of $7,517 and $6,853	286,644	271,684
Premises and equipment, net	8,467	8,787
Accrued interest receivable	1,303	1,567
Deferred income taxes	2,753	2,929
Investment in bank owned life insurance	5,579	5,442
Prepaid FDIC Insurance	1,288	1,639
Real estate owned	1,222	1,608
Other assets	502	1,081

Total Assets	$435,795	$432,140

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$53,092	$45,514
Interest bearing	286,992	295,400
Securities sold under agreements to repurchase	16,155	14,558
Long-term borrowings	35,000	35,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest payable	177	187
Other liabilities	2,538	1,707

Total liabilities	398,954	397,366

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 8,152 shares at September 30, 2011 and at December 31, 2010, net of discount of $27 and $89	8,125	8,063
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,955,341 shares at September 30, 2011 and 3,922,006 at December 31, 2010	39	39
Warrants	234	234
Paid in capital	11,750	11,643
Retained earnings	15,634	14,499
Accumulated other comprehensive income	1,059	296

Total stockholders’ equity	36,841	34,774

Total liabilities and stockholders’ equity	$435,795	$432,140

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Three and Nine Month Periods Ended September 30, 2011 and 2010

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$4,348	$3,928	$12,807	$11,934
Interest bearing balances with banks	4	9	13	23
Federal funds sold and other overnight investments	12	9	27	24
Mortgage-backed securities	363	443	1,081	1,509
U. S. Treasury securities and obligations of other U. S. Government agencies	245	351	870	1,458
State and municipal securities	11	11	33	33
Equity securities	21	20	60	56

Total interest and dividend income	5,004	4,771	14,891	15,037

Interest expense
Certificates of deposit, $100,000 or more	144	153	415	536
Other deposits	397	581	1,314	2,020
Securities sold under agreements to repurchase	18	27	59	77
Interest on long-term borrowings	328	332	974	1,001

Total interest expense	887	1,093	2,762	3,634

Net interest income	4,117	3,678	12,129	11,403
Provision for credit losses	338	622	1,574	1,221

Net interest income after provision for credit losses	3,779	3,056	10,555	10,182

Noninterest income
Service charges and fees on deposits	322	309	938	882
Mortgage banking fees	59	23	76	55
Other fee income	229	146	227	358
Gain on sale of loans	18	21	165	104
Loss on sale of securities	0	0	0	(55)
Gain (loss) on sale of real estate owned and repossessed assets	31	(30)	8	18
Loss on disposal of fixed assets	0	0	(31)	0

Total noninterest income	659	469	1,383	1,362

Noninterest expense
Personnel	1,826	1,721	5,301	5,228
Occupancy and equipment	360	414	1,204	1,205
Data processing	214	212	635	629
Legal and professional fees	138	95	363	420
Marketing	63	69	295	249
FDIC Insurance	57	140	338	427
Other operating expenses	737	421	1,518	1,278

Total noninterest expense	3,395	3,072	9,654	9,436

Income before income taxes	1,043	453	2,284	2,108
Income tax expense	375	154	782	754

Net income	668	299	1,502	1,354
Preferred stock dividend and discount accretion	123	123	367	364

Net income available to common shareholders	$545	$176	$1,135	$990

Basic earnings per common share	$0.14	$0.04	$0.29	$0.25

Basic weighted average shares	3,952,772	3,914,706	3,947,233	3,906,077

Diluted earnings per common share	$0.14	$0.04	$0.26	$0.25

Diluted weighted average shares	3,969,033	3,952,674	4,296,533	3,944,045

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Income

for the Nine Month Periods Ended September 30, 2011 and 2010

(unaudited)

(dollars in thousands)

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income

Balances, December 31, 2010	$8,063	$39	$234	$11,643	$14,499	$296	$34,774
Net income	0	0	0	0	1,502	0	1,502	$1,502
Stock options exercised and restricted stock issued	0	0	0	14	0	0	14	0
Preferred stock dividend declared and discount accretion	62	0	0	0	(367)	0	(305)	0
Stock-based compensation	0	0	0	87	0	0	87	0
Employee stock purchase plan	0	0	0	6	0	0	6	0
Unrealized gain on investment securities net of taxes of $497	0	0	0	0	0	763	763	763

Balances, September 30, 2011	$8,125	$39	$234	$11,750	$15,634	$1,059	$36,841	$2,265

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income

Balances, December 31, 2009	$7,985	$39	$234	$11,501	$13,367	($494)	$32,632
Net income	0	0	0	0	1,354	0	1,354	$1,354
Stock options exercised and restricted stock issued	0	0	0	43	0	0	43	0
Preferred stock dividend declared and discount accretion	58	0	0	0	(363)	0	(305)	0
Stock-based compensation	0	0	0	53	0	0	53	0
Employee stock purchase plan	0	0	0	7	0	0	7	0
Reclassification adjustment for securities losses net of taxes of $20 included in net income	0	0	0	0	0	35	35	35
Unrealized gain on investment securities net of taxes of $996	0	0	0	0	0	1,525	1,525	1,525

Balances, September 30, 2010	$8,043	$39	$234	$11,604	$14,358	$1,066	$35,344	$2,914

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Nine Month Periods Ended September 30, 2011 and 2010

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$1,502	$1,354
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	466	469
Amortization of premiums and accretions of discounts, net	230	288
Provision for credit losses	1,574	1,221
Origination of loans held for sale	(8,186)	(15,726)
Proceeds from sale of loans held for sale	9,730	17,060
Stock based compensation	87	53
Deferred income taxes	(321)	130
Earnings on life insurance policies	(137)	(166)
Loss on sale of securities, available for sale	0	55
Gain on sale of loans held for sale	(165)	(104)
Gain on sale of real estate owned	(19)	(36)
Loss on sale of repossessed assets	11	18
Loss on write- down and disposal of fixed assets	230	0
Decrease (increase) in:
Accrued interest receivable	264	505
Prepaid FDIC insurance	351	265
Real estate owned	19	0
Repossessed assets	18	30
Other assets	423	(102)
Increase (decrease) in:
Accrued interest payable	(10)	(24)
Accrued income taxes, net of taxes refundable	403	23
Deferred loan origination fees	(123)	(26)
Other liabilities	428	583

Net cash provided by operating activities	6,775	5,870

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	35,468	60,267
Purchase of securities available for sale	(23,042)	(35,838)
Net increase in federal funds sold	(9,640)	(5,284)
Net decrease in interest bearing certificates of deposit	178	2,604
Net increase in loans receivable, net	(16,411)	(1,459)
Purchase of life insurance policy	0	(1,000)
Purchase of premises and equipment, net of disposals	(365)	(122)
Proceeds from sales of real estate owned	385	1,334
Proceeds from sales of repossessed assets	117	52

Net cash (used in) provided by investing activities	(13,310)	20,554

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

for the Nine Month Periods Ended September 30, 2011 and 2010

(unaudited)

(in thousands)

(continued)

	For the Nine Months Ended September 30,
	2011	2010

Cash flows from financing activities
Net increase (decrease) in:
Time deposits	1,349	(14,203)
Other deposits	(2,179)	(4,034)
Securities sold under agreements to repurchase	1,597	8,150
Repayment of long-term borrowing	0	(5,000)
Proceeds from stock options exercised	14	43
Proceeds from issuance of common stock	6	7
Payment of preferred stock dividend	(305)	(305)

Net cash provided by (used in) financing activities	482	(15,342)

Net (decrease) increase in cash	(6,053)	11,082
Cash and cash equivalents, beginning of period	7,854	5,936

Cash and cash equivalents, end of period	$1,801	$17,018

Supplemental cash flow information
Interest paid, including interest credited to accounts	$3,078	$3,615
Income taxes paid	$1,167	$1,083

Non-cash investing activities
Transfers from loans to real estate owned	$25	$621
Transfers from loans to other assets	$20	$96

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the Nine Month Periods Ended September 30, 2011 and 2010

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011 or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2011.

Note B – Business

The Company was incorporated on May 26, 1988, under the laws of the State of Maryland, to serve as a bank holding company for BankAnnapolis (the “Bank”). Annapolis Bancorp, Inc. as a bank holding company and the Bank are subject to governmental supervision, regulation, and control.

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

Note C – Stock Based Compensation

Stock based-compensation expense for the nine month periods ended September 30, 2011 and 2010 was $87,000 and $53,000, respectively. Stock-based compensation expense recognized in the consolidated statements of income for nine months ended September 30, 2010 reflects estimated forfeitures.

Stock-based compensation recognized in the three month period ended September 30, 2011 and 2010 was $30,000 and $33,000, respectively.

During the first three quarters of 2011 and 2010, there were no options granted to employees or directors of the Company or Bank.

Stock option activity for the nine months ended September 30, 2011 and 2010 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	124,270	$6.06
Grants	0	0.00
Exercised	(5,333)	2.64
Forfeitures	0	0.00
Expired	(22,374)	2.64

Outstanding as of September 30, 2011	96,563	$7.05

Exercisable at September 30, 2011	95,721	$7.03	2.8	$4,000

Outstanding at December 31, 2009	183,819	$5.05
Grants	0	0.00
Exercised	(17,776)	2.42
Forfeitures	(6,221)	7.24
Expired	(35,552)	2.42

Outstanding as of September 30, 2010	124,270	$6.06

Exercisable at September 30, 2010	121,378	$6.00	3.0	$41,000

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on the last trading day in the first nine months of 2011 and 2010, and the exercise price of the options multiplied by the number of shares) on September 30, 2011 and September 30, 2010. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $8,000 for the nine months ended September 30, 2011, and $33,000 for the nine months ended September 30, 2010. The total fair value of options that vested during the nine month period ending September 30, 2011 was $6,800 and $26,000 for the nine months ended September 30, 2010.

As of September 30, 2011, $2,300 of total unrecognized costs related to unvested options is expected to be recognized over a weighted average period of 0.6 years. As of September 30, 2010, $8,000 of total unrecognized costs related to unvested options was expected to be recognized over a weighted average period of 1.2 years.

There were no restricted shares granted to employees during the third quarter of 2011.

During the third quarter of 2010 an employee of the Bank was awarded 5,000 restricted shares and 10,000 deferred restricted share units. The restricted shares vest in two equal installments beginning on September 27, 2011. The deferred restricted share units vest in five equal installments beginning on September 27, 2011 with the issuance of the underlying shares deferred until September 27, 2015. The market value of the award was $4.08 per share.

During the first quarter of 2011, non-employee directors of the Bank were awarded a total of 12,782 shares of restricted stock at a market value of $4.30 per share in lieu of an annual retainer. These shares vest on January 27, 2012. During the first quarter of 2010, non-employee directors of the Bank were awarded a total of 15,384 shares of restricted stock at a market value of $3.90 per share in lieu of an annual retainer. These shares vested on January 28, 2011. Non-compensation related expense of $13,750 and $15,000 was recognized for the three month periods ended September 30, 2011 and 2010, respectively and $41,250 and $45,000 for the nine month periods ending September 30, 2011 and 2010, respectively, relating to the shares issued to non-employee directors.

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

As of September 30, 2011, 12,000 restricted share units of the 59,782 restricted shares and restricted share units outstanding have vested; the remaining 47,782 shares will vest over a weighted average period of 2.2 years.

Restricted stock activity for the nine months ended September 30, 2011 and 2010 was as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2010	68,384	$3.66
Grants	17,782	4.34
Issued	(26,384)	3.75
Forfeitures	0	0.00

Outstanding as of September 30, 2011	59,782	$3.86

Outstanding at December 31, 2009	98,005	$3.69
Grants	33,384	3.90
Issued	(28,005)	2.68
Forfeitures	(11,000)	8.92

Outstanding as of September 30, 2010	92,384	$3.45

As of September 30, 2011, $124,500 of total unrecognized costs related to unvested restricted shares and restricted share units is expected to be recognized over a weighted average period of 1.9 years. As of September 30, 2010, $238,000 of total unrecognized costs related to unvested restricted shares and restricted share units was expected to be recognized over a weighted average period of 1.3 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income available to common shareholders	$545	$176	$1,135	$990
Weighted average common shares outstanding	3,953	3,915	3,947	3,906
Basic Earnings Per Common Share	$0.14	$0.04	$0.29	$0.25

Net income available to common shareholders	$545	$176	$1,135	$990
Weighted average common shares outstanding	3,953	3,915	3,947	3,906
Effect of potential dilutive common shares	16	38	349	38
Total weighted average diluted common shares outstanding	3,969	3,953	4,296	3,944
Diluted Earnings Per Common Share	$0.14	$0.04	$0.26	$0.25

Basic earnings per common share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock, restricted share units and warrants. For each of the three months ended September 30, 2011 and 2010, 439,790 and 389,116 shares of common stock, respectively, attributable to outstanding stock options, restricted stock, restricted share units and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive. For each of the nine months ended September 30, 2011 and 2010, 106,751 and 389,116 shares of common stock, respectively, attributable to outstanding stock options and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

Note E – Investment Securities

Investment securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2011
Available for sale
U.S. Government agency	$41,806	$296	$13	$42,089
State and municipal	1,078	52	0	1,130
Residential mortgage-backed securities	39,686	1,478	107	41,057
Other equity securities	614	41	0	655

	$83,184	$1,867	$120	$84,931

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2010
Available for sale
U.S. Government agency	$54,062	$209	$510	$53,761
State and municipal	1,079	10	0	1,089
Residential mortgage-backed securities	40,067	873	112	40,828
Other equity securities	599	18	0	617

	$95,807	$1,110	$622	$96,295

The amortized cost and estimated fair value of securities by contractual maturities at September 30, 2011 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Available for Sale
	Amortized Cost	Estimated Fair Value
(dollars in thousands)
Due within one year	$2,117	$2,125
Due after one through five years	20,471	20,581
Due after five through ten years	15,140	15,324
Due after ten years	44,842	46,246
Equity securities	614	655

	$83,184	$84,931

The following table shows the level of the Company’s gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at September 30, 2011 and December 31, 2010.

	Less than 12 months		12 months or more		Total
September 30, 2011	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government agency	$6,993	$7	$744	$6	$7,737	$13
Residential mortgage-backed securities	1,508	2	1,972	105	3,480	107

	$8,501	$9	$2,716	$111	$11,217	$120

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2010
(dollars in thousands)
U. S. Government Agency	$24,934	$500	$897	$10	$25,831	$510
Residential mortgage-backed securities	3,118	10	2,401	102	5,519	112

	$28,052	$510	$3,298	$112	$31,350	$622

The unrealized losses that exist are the result of market changes in interest rates since the original purchase. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011. The Company has used a variety of tools to analyze the contents of its security portfolio and at this time does not believe that the unrealized losses in the portfolio shown in the table above are other than temporary. At September 30, 2011 mortgaged-backed securities with a fair market value of $2.0 million carried bond ratings below investment grade. These securities were evaluated by an independent third-party consulting firm using an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity, and were deemed by management not to be other-than-temporarily impaired at September 30, 2011. At September 30, 2011, both securities were current on both principal and interest payments.

Note F – Loans, Allowance For Credit Losses And Credit Quality

Major classifications of loans are as follows:

	September 30,	September 30,
	September 30, 2011(1)	December 31, 2010(1)
Commercial	$50,054	$51,359
Real estate
Commercial	114,185	94,864
Construction	34,879	33,534
One to four-family	49,214	51,581
Home equity	36,791	36,697
Consumer	9,322	10,664

	294,445	278,699

Deferred loan fees, net	(284)	(162)
Allowance for credit losses	(7,517)	(6,853)

	(7,801)	(7,015)

Loans, net	$286,644	$271,684

The maturity and rate repricing distribution of the loan portfolio is as follows:

	September 30,	September 30,
Repricing or maturing within one year	$102,468	$117,574
Maturing over one to five years	131,768	102,755
Maturing over five years	60,209	58,370

	$294,445	$278,699

(1)	Excludes loans held for sale

The Company’s goal is to mitigate risks inherent in the loan portfolio. Commercial loans and loans secured by real estate make up the majority of the loan portfolio, accounting for 96.8% of the portfolio as of September 30, 2011 and 96.2% of the portfolio as of December 31, 2010. To mitigate risk, commercial loans are generally secured by receivables, inventories, equipment and other assets of the business. Personal guarantees of the borrowers are generally required.

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

The following table shows the allowance for credit losses and recorded investment in loans receivable for the three and nine month periods ended September 30, 2011:

Allowance for Credit Losses and Recorded Investment in Loans Receivable

for the Three Months Ended September 30, 2011

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance, June 30, 2011	$1,403	$4,077	$1,394	$398	$0	$7,272
Charge-offs	100	0	0	4	0	104
Recoveries	3	0	1	7	0	11
Provision	74	214	56	(6)	0	338

Ending balance, September 30, 2011	$1,380	$4,291	$1,451	$395	$0	$7,517

for the Nine Months Ended September 30, 2011

	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance, December 31, 2010	$1,868	$3,205	$1,257	$523	$0	$6,853
Charge-offs	872	49	133	140	0	1,194
Recoveries	13	0	254	17	0	284
Provision	371	1,135	73	(5)	0	1,574

Ending balance, September 30, 2011	$1,380	$4,291	$1,451	$395	$0	$7,517

Allowance for credit losses:
Period ending amount: Individually evaluated for impairment	$113	$1,382	$507	$164	$0	$2,166

Period ending amount: Collectively evaluated for impairment	$1,267	$2,909	$944	$231	$0	$5,351

Loans:
Period ending amount: Loans acquired with deteriorating credit quality	$0	$0	$0	$0	$0	$0

Loans individually evaluated for impairment	$932	$6,664	$1,906	$297	$0	$9,799

Loans collectively evaluated for impairment	$49,122	$142,400	$84,099	$9,025	$0	$284,646

Nonaccrual loans totaled approximately $6.0 million and $7.8 million at September 30, 2011 and December 31, 2010, respectively. There were no loans past due greater than 90 days at September 30, 2011. At December 31, 2010, there were $599,000 in loans past due greater than 90 days. As of September 30, 2011 $2.2 million of loan loss allowances were allocated to all loans classified as impaired with $1.5 million of loan loss allowances allocated to all loans classified as impaired at December 31, 2010.

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

The following table presents credit quality indicators:

Credit Quality Indicators

as of September 30, 2011

(Dollars in thousands)

		Commercial Real Estate
	Commercial	Construction	Other
	2011	2011	2011
Risk Rating:
Other Assets Especially Mentioned	$1,961	$2,434	$8,596
Substandard	4,047	4,676	3,515
Doubtful	0	1,152	0
Loss	0	0	0

	$6,008	$8,262	$12,111

	Residential	Consumer Installment
	2011	2011
Risk Rating:
Other Assets Especially Mentioned	$1,630	$217
Substandard	3,205	383
Doubtful	1,488	76
Loss	0	0

	$6,323	$676

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

The following table presents an age analysis of past due loans receivable:

Age Analysis of Past Due Loans Receivable

As of September 30, 2011

(Dollars in thousands)

	Current	Current	Current	Current	Current	Current	Current
	30-59 Days Past Due	59-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2011
Commercial	$74	$0	$726	$800	$49,254	$50,054	$0
Commercial Real Estate
Construction	0	1,952	1,152	3,104	31,775	34,879	0
Other	3,956	716	0	4,672	109,513	114,185	0
Residential	114	165	2,115	2,394	83,611	86,005	0
Consumer	129	110	328	567	8,755	9,322	0

	$4,273	$2,943	$4,321	$11,537	$282,908	$294,445	$0

Age Analysis of Past Due Loans Receivable

As of December 31, 2010

(Dollars in thousands)

	Current	Current	Current	Current	Current	Current	Current
	30-59 Days Past Due	59-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2010
Commercial	$191	$691	$2,079	$2,961	$48,398	$51,359	$0
Commercial Real Estate
Construction	3,515	0	1,585	5,100	28,434	33,534	180
Other	488	239	1,449	2,176	92,688	94,864	419
Residential	1,669	596	1,795	4,060	84,218	88,278	0
Consumer	189	108	187	484	10,180	10,664	0

	$6,052	$1,634	$7,095	$14,781	$263,918	$278,699	$599

Total past due loans at September 30, 2011 decreased $3.3 million to $11.5 million from $14.8 million as of December 31, 2010 primarily due to payments received including payoffs and pay-downs totaling approximately $3.1 million, charge-offs of loans deemed uncollectable of approximately $1.2 million, and the return of loans to performing of $2.8 million. Additions to past due as of September 30, 2011 compared to December 31, 2010 totaled approximately $3.7 million.

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

The following tables presents a summary of impaired loans as of and for the nine months ended September 30, 2011 and as of December 31, 2010 and for the year then ended:

Impaired Loans

as of and for the Nine Month Period Ended September 30, 2011

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$729	$729	$0	$1,095	$46
Commercial real estate	0	0	0	795	0
Residential real estate	1,618	1,618	0	1,500	60
Consumer	80	80	0	208	7

	2,427	2,427	0	3,598	113

With an allowance recorded
Commercial	932	932	114	583	68
Commercial real estate	6,663	6,663	1,404	3,037	232
Residential real estate	1,837	1,837	415	1,593	56
Consumer	366	366	233	210	17

	9,798	9,798	2,166	5,423	373

Total
Commercial	1,661	1,661	114	1,678	114
Commercial real estate	6,663	6,663	1,404	3,832	232
Residential real estate	3,455	3,455	415	3,093	116
Consumer	446	446	233	418	24

	$12,225	$12,225	$2,166	$9,021	$486

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

The Company considers a loan to be a troubled debt restructuring when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. The Company may consider granting a concession in an attempt to protect as much of its investment as possible.

The restructuring of a loan may include, but is not necessarily limited to: (1) the transfer from the borrower to the Bank of real estate, receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan (2) the issuance or other granting of an equity interest to the Company by the borrower to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt in to an equity interest (3) a modification of the loan terms, such as a reduction of the stated interest rate, principal, or accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, or (4) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement and (5) a reduction of accrued interest. The current outstanding balance of troubled debt restructurings as of September 30, 2011 included $774,000 of loans in accrual status and $522,000 of loans classified as nonaccrual. The following table presents a summary of loans that the Company considers to be troubled debt restructurings as of and for the nine months ended September 30, 2011:

Modifications

as of September 30, 2011

	CONTRACT	CONTRACT	CONTRACT
	September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial	2	$755,305	$755,305
Commercial Real Estate	1	48,228	48,228
Residential Real Estate	3	453,391	453,391
Consumer	1	46,451	46,451

	7	$1,303,375	$1,303,375

	CONTRACT,	CONTRACT,
	Number of Contracts	Recorded Investment

Troubled Debt Restructurings that Subsequently Defaulted
Troubled Debt Restructurings
Commercial	0	$0
Commercial Real Estate	0	0
Residential Real Estate	0	0
Consumer	0	0

	0	$0

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

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the assets credit rating, prepayment assumptions and other factors such as credit loss assumptions

An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis. During the nine months ended September 30, 2011, there were no transfers made between Level 1, 2, and 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(in thousands)		Fair Value Measurements at September 30, 2011 Using

Description	Fair Value September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$42,089	$0	$42,089	$0	$0
Issued by State and municipal	1,130	0	1,130	0	0
Mortgage-backed securities issued by Government agencies	39,076	0	39,076	0	0
Other	1,981	0	9	1,972	0

Total Debt Securities	84,276	0	82,304	1,972	0

Investment Securities Available for Sale – Equity Securities
Mutual funds	655	0	655	0	0

Total Equity Securities	655	0	655	0	0

Total Assets Measured at Fair Value on a Recurring Basis	$84,931	$0	$82,959	$1,972	$0

(in thousands)		Fair Value Measurements at December 31, 2010 Using
Description	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings

Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$53,761	$0	$53,761	$0	$0
Issued by State and municipal	1,089	0	1,089	0	0
Mortgage-backed securities issued by Government agencies	37,737	0	37,737	0	0
Other	3,091	0	690	2,401	0

Total Debt Securities	95,678	0	93,277	2,401	0

Investment Securities Available for Sale – Equity Securities
Mutual funds	617	0	617	0	0

Total Equity Securities	617	0	617	0	0

Total Assets Measured at Fair Value on a Recurring Basis	$96,295	$0	$93,894	$2,401	$0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) – Roll Forward

at September 30, 2011

Investment Securities Available for Sale – Debt Securities
Beginning Balance	$2,401
Transfers in to Level 3	0
Transfers out of Level 3	0
Unrealized losses	(5)
Repayments	(424)

Ending Balance	$1,972

Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include securities below investment grade and asset-backed securities in illiquid markets. Level 3 securities include two private-label residential one to-four family mortgage backed securities. These 2005 senior tranches in a securitization trust were rated “Aa1 and Aaa” by Moody’s when purchased in 2005 and are currently rated “Ca” and “B3”, respectively. The Company engages the service of independent third party valuation professionals to estimate the fair value of these securities. The valuation is meant to be “Level 3” pursuant to FASB ASC Topic 820 – Fair Value Measurements and Disclosures. The valuation uses an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity. At September 30, 2011, both securities were current on both principal and interest payments, and had a fixed weighted average coupon of 5.50%. One security had a weighted average remaining life of 2.67 years and the other had a weighted average remaining life of 0.76 years.

The following table details the Level 3 securities:

			Remaining	Current Rating
(in thousands)	Class	Coupon	Par Value	Moody’s	Fitch

CWHL 2005-21	A13	5.5% Fixed	$358	B3	B/*-
WFMBS 2005-14	IA7	5.5% Fixed	1,718	Ca	A

We calculated fair value for the two securities by using a present value of future cash flows model, which incorporated assumptions as follows as of September 30, 2011:

	Cumulative Default (1)	Weighted Average Life (2)	Modified Duration (3)	Yield (4)

CWHL 2005-21	4.71%	0.76 years	0.69 years	8.00%
WFMBS 2005-14	3.86%	2.67 years	2.20 years	8.00%

(1)	The anticipated level of total defaults from the issuer within the pool of performing collateral as of September 30, 2011.
(2)	The average number of years that each dollar of principal remains outstanding.
(3)	The weighted average of present values for a series of cash flows which accurately indicates the average time until the cash flows are received.
(4)	The discount rate obtained from taking a sequence of cash flows and an estimated price.

The Company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the following tables.

(in thousands)		Fair Value Measurements at September 30, 2011 Using
Description	Fair Value September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Total Changes in Fair Values Included in Period Earnings

Loans
Commercial	$1,547	$0	$1,547	$0	$0
Commercial real estate	2,697	0	2,697	0	0
Residential real estate	3,017	0	3,017	0	0
Construction	2,585	0	2,585	0	0
Consumer	213	0	213	0	0

Total loans	10,059	0	10,059	0	0
Real estate owned	1,222	0	1,222	0	0
Other assets (repossessed assets)	0	0	0	0	0

Total Assets Measured at Fair Value on a Nonrecurring Basis	$11,281	$0	$11,281	$0	$0

(in thousands)		Fair Value Measurements at December 31, 2010 Using
Description	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Total Changes in Fair Values Included in Period Earnings

Loans
Commercial	$1,562	$0	$1,562	$0	$0
Commercial real estate	1,449	0	1,449	0	0
Residential real estate	2,402	0	2,402	0	0
Construction	1,234	0	1,234	0	0
Consumer	280	0	280	0	0

Total loans	6,927	0	6,927	0	0
Real estate owned	1,608	0	1,608	0	0
Other assets (repossessed assets)	145	0	145	0	0

Total Assets Measured at Fair Value on a Nonrecurring Basis	$8,680	$0	$8,680	$0	$0

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

Management establishes a specific reserve for loans that have an estimated fair value below the carrying value. Impaired loans had a carrying value of $12.2 million as of September 30, 2011. Of the $12.2 million of impaired loans, $9.8 million had specific reserves of $2.2 million.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for credit losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the nine months ended September 30, 2011 the Company charged-off $1.2 million of impaired loans to the allowance for credit losses.

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of September 30, 2011 the Company held $1.2 million in real estate owned as a result of foreclosure. Real estate owned carried at appraised value is considered to be using Level 2 inputs. The Company held $1.6 million in real estate owned as a result of foreclosure as of December 31, 2010.

The Company records repossessed assets such as boats, automobiles or equipment at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less selling costs thereafter. Estimated fair value is generally based upon independent values of the collateral obtained through valuation or listing services specifically used for the type of asset repossessed. We consider these collateral values to be estimated using Level 2 inputs. There were no repossessed assets at September 30, 2011 and $145,000 of repossessed assets at December 31, 2010.

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

	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$1,801	$1,801	$7,854	$7,854
Interest bearing balances with banks	16,678	16,678	16,856	16,856
Federal funds sold	21,624	21,624	11,984	11,984
Investment securities	84,931	84,931	96,295	96,295
Federal Reserve and Federal Home Loan Bank stock	3,003	3,003	3,035	3,035
Loans and loans held for sale, net	286,644	287,844	273,063	273,454
Accrued interest receivable	1,303	1,303	1,567	1,567
Bank owned life insurance	5,579	5,579	5,442	5,442
Real estate owned	1,222	1,222	1,608	1,608
Financial liabilities
Noninterest bearing deposits	$53,092	$53,092	$45,514	$45,514
Interest bearing deposits	286,992	292,671	295,400	299,239
Securities sold under agreements to repurchase	16,155	16,155	14,558	14,558
Long-term borrowings	35,000	31,294	35,000	32,483
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	177	177	187	187

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

Note H – Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. On January 30, 2009 the Company completed a transaction to participate in the Government sponsored Troubled Asset Relief Program which resulted in the Treasury purchasing 8,152 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at a value of $8.2 million. The Series A Preferred Stock qualifies as Tier 1 Capital. The Series A Preferred Stock pays a dividend of 5% per annum; payable quarterly for five years then pays a dividend of 9% per annum thereafter. Dividends declared for each of the nine months ended September 30, 2011 and 2010 was $305,000.

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of ASU No. 2011-02 were effective for the Company’s reporting period ended September 30, 2011 and were applied retrospectively to January 1, 2011. As a result of the retrospective application, the Company did identify accruing loans that are newly considered troubled debt restructurings.

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

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Bank’s Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $338,000 for the three month period ended September 30, 2011 and $622,000 for the same period in 2010. For the nine month periods ended September 30, 2011 and 2010 the Bank recorded provisions of $1.6 million and $1.2 million, respectively. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the level of nonperforming loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans, including loans held for sale, increased by $14.2 million for the nine months ended September 30, 2011. For the same period, the Bank recorded charge-offs of $1.2 million and recovered $284,000 on previously charged-off loans. As of September 30, 2011, the Bank’s allowance for credit losses was $7.5 million or 2.56% of total loans and 111.22% of nonperforming loans as compared to $6.9 million, or 2.45% of total loans and 81.68% of nonperforming loans as of December 31, 2010.

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

Activity in the allowance for credit losses for the nine months ended September 30, 2011 and 2010 is shown below:

(dollars in thousands)	For the Nine Months Ended September 30,
	2011	2010
Total loans outstanding - at September 30(1)	$294,160	$279,743
Average loans outstanding year-to-date	288,312	276,931

Allowance for credit losses at beginning of period	$6,853	$7,926

Provision charged to expense	1,574	1,221

Chargeoffs:
Commercial loans	872	1,242
Real estate and construction loans	182	221
Consumer and other loans	140	327

Total	1,194	1,790

Recoveries:
Commercial loans	13	3
Real estate and construction loans	254	3
Consumer and other loans	17	31

Total	284	37

Net chargeoffs	910	1,753

Allowance for credit losses at end of period	$7,517	$7,394

Allowance for credit losses as a percent of total loans	2.56%	2.64%
Net chargeoffs (recoveries) as a percent of average loans	0.32%	0.63%

(1)	Includes loans held for sale.

The Bank’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, loans that are categorized as being a troubled debt restructuring, loans with repossessed collateral and repossessed assets totaled $8.0 million at September 30, 2011, compared to $10.1 million at December 31, 2010, a decrease in nonperforming assets of $2.1 million or 20.8% The percentage of nonperforming assets to total assets was 1.83% at September 30, 2011, compared to 2.35% at December 31, 2010. The decrease in nonperforming assets was principally attributable to sales, payoffs and pay-downs of nonperforming assets of $2.8 million, the charge-off of $1.2 million of loans previously classified as nonperforming, the return to performing of $285,000 of loans and additional write-downs taken on REO and repossessed assets of $113,000. Offsetting these decreases was the addition to nonperforming of net new totaling $1.8 million.

The $8.0 million in nonperforming assets at September 30, 2011 included $6.0 million in nonaccrual loans, $774,000 in accruing troubled debt restructuring and $1.2 million in foreclosed real estate. Of the $6.0 million in nonaccrual loans at September 30, 2011, $4.6 million were secured by real estate, $932,000 were commercial loans and $446,000 were consumer and other loans. At December 31, 2010, assets classified as nonperforming totaled $10.1 million and consisted of $8.4 million in nonaccrual loans and loans delinquent 90 days or more and $1.7 million in other assets. Included in the $8.4 million of nonaccrual and loans delinquent 90 days or more was $5.7 million of loans secured by real estate, $2.1 million of commercial and $630,000 of consumer and other loans.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets of $435.8 million at September 30, 2011 increased 0.9% or $3.7 million compared to $432.1 million at December 31, 2010. Loan demand improved in the first nine months of 2011, with $294.2 million of gross loans as of September 30, 2011, an increase of $14.2 million from $280.1 million at December 31, 2010. The increase resulted primarily from the origination, net of payments of approximately $18.3 million in real estate secured loans offset by charge-offs of $1.2 million and the net sale of $1.4 million of loans held for sale. Investment securities decreased $11.4 million or 11.8% compared to December 31, 2010 while federal funds sold as of September 30, 2011 increased $9.6 million or 80.4% from December 31, 2010.

Deposits of $340.1 million at September 30, 2011 decreased $830,000 or 0.2% from December 31, 2010 deposits of $340.9 million. Savings balances decreased $7.8 million in total, due in part to a $3.0 million transfer into a certificate of deposit. Certificate of deposit balances, however, excluding the $3.0 million transfer decreased $1.3 million due to higher rate certificates of deposit maturing and not being renewed. NOW account balances decreased $2.4 million. Noninterest bearing demand deposit balances increased $7.6 million to $53.1 million at September 30, 2011 from $45.5 million at December 31, 2010.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010.

General. The Company recorded net income of $1.5 million for the nine months ended September 30, 2011; an increase of $148,000, compared to net income of $1.4 million for the nine months ended September 30, 2010. Net income available to common shareholders for the nine months ended September 30, 2011 was $1.1 million or $0.29 per basic and $0.26 per diluted common shares compared to net income available to common shareholders of $990,000 or $0.25 per basic and diluted shares for the nine months ended September 30, 2010. Net interest income increased by $726,000 or 6.4% for the nine months ended September 30, 2011 compared to the same period in 2010. The provision for credit losses increased $353,000 to $1.6 million for the nine months ended September 30, 2011 compared to $1.2 million for the nine month period ended September 30, 2010.

Interest Income. Total interest income decreased $146,000 or 1.0% for the nine months ended September 30, 2011 compared to the same period in 2010 as a result of lower yields on investment securities. Interest income on investments decreased $1.0 million. The yield on the investment portfolio decreased to 2.98% from 3.78% on balances $16.2 million lower on average over the same period in 2010. Income on the loan portfolio increased $873,000 or 7.3% for the nine months ended September 30, 2011 to $12.8 million from $11.9 million for the nine months ended September 30, 2010 due to an increase in average loan balances of $11.4 million and the recognition of $180,000 as income, from a paid-off loan previously classified as nonaccrual. The yield on the loan portfolio increased to 5.94% for the nine months ended September 30, 2011 from 5.76% for the nine months ended September 30, 2010.

Interest Expense. Total interest expense decreased by $872,000 or 24.0% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease was due to reducing the yields on the Company’s “Superior Savings” product and other interest bearing accounts. The Company’s savings product had an average balance of $139.0 million for the nine months ended September 30, 2011 and a yield of 0.68% compared to an average balance of $141.4 million and a yield of 1.03% for the nine months ended September 30, 2010. Contributing to the decrease in interest expense were the lower yields on all other deposit products, primarily money market accounts and certificates of deposit and the lower yields on repurchase agreements. The average rate of interest paid on all interest bearing liabilities was 1.06% for the nine months ended September 30, 2011 compared to 1.36% for the nine months ended September 30, 2010. Interest expense on long-term borrowings and junior subordinated debentures was $974,000 for the nine months ended September 30, 2011 compared to $1.0 million for the nine months ended September 30, 2010, a decrease of $27,000. The decrease in expense was a result of average Federal Home Loan Bank advances decreasing to $35.0 million for the nine months ended September 30, 2011 compared to $36.4 million on average for the same period in 2010.

Net Interest Income. Net interest income increased by $726,000 or 6.4% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily the result of the lower overall cost of deposits. The Company’s cost of funds decreased to 0.93% for the nine months ended September 30, 2011 compared to 1.22% for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, the net interest margin increased to 3.94% compared to 3.65% for the nine months ended September 30, 2010. The increase in net interest margin was primarily the result of the decrease in the yield paid on interest bearing liabilities to 1.06% from 1.36%. The yield on earning assets increased to 4.84% for the nine months ended September 30, 2011 from 4.81% for the same period in 2010. Income of approximately $180,000 on a loan previously categorized as nonaccrual was recognized during the nine month period ended September 30, 2011 compared to income of $280,000 recognized on loans categorized as nonaccrual for the nine months ended September 30, 2010.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $1.6 million for the nine months ended September 30, 2011 compared to $1.2 million for the same period in 2010. The provision was based on the composition and credit quality of the loan portfolio as of September 30, 2011 and reflected the qualitative factors used to calculate the allowance for credit losses relating to historical delinquencies and losses and to factors relating to local economic conditions. Total gross loans increased by $14.2 million for the nine month period ended September 30, 2011 compared to December 31, 2010. The Bank recorded net charge-offs on loans deemed uncollectible of $910,000 for the nine months ended September 30, 2011 compared to $1.8 million for the same period in 2010 that included the charge-off of one loan for $1.0 million.

Noninterest Income. Total noninterest income increased by $21,000 or 1.5% to $1.4 million for the nine months ended September 30, 2011. Noninterest income was also $1.4 million for the same period in 2010. The increase in noninterest income was due to higher transaction related fee income and increased income from mortgage banking activity. Offsetting the increase in noninterest income were losses recognized on the disposal of fixed assets related to the May 27, 2011 closure of the Bank’s Market House branch.

Noninterest Expense. Total noninterest expense increased by $218,000 or 2.3% for the nine months ended September 30, 2011 compared to the same period in 2010. The increase in total noninterest expense during the first nine months of 2011 compared with the same period in 2010 primarily resulted from a partial write-down of $198,000, based on a new appraisal, of a property owned by the Bank, held for future expansion. Staffing increases resulted in additional costs of $73,000, while marketing expenses increased $46,000 due to advertising and image campaigns. Offsetting these expenses were a reduction in legal expense of $62,000 due to receiving reimbursement of $56,000 of legal costs from the payoff of criticized and classified loans. FDIC expense decreased $89,000 for the nine months ended September 30, 2011.

Income Tax Expense. The Company recorded income tax expense for the nine-month period ended September 30, 2011 of $782,000 compared to $754,000 for the nine months ended September 30, 2010. The Company’s combined effective federal and state income tax rate was approximately 34.2% for the nine months ended September 30, 2011 versus 35.8% for the nine months ended September 30, 2010.

The table below sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Rate/Volume Analysis

(dollars in thousands)	Nine Months Ended September 30, 2011 vs. 2010
		Due to Change in
	Increase or (Decrease)	Volume	Rate	Rate/ Volume
Interest income on:
Loans	$873	$491	$367	$15
Investment securities	(1,012)	(459)	(651)	98
Interest bearing deposits in other banks	(10)	(3)	(8)	1
Federal funds sold and other overnight
Investments	3	1	2	0

Total interest income	(146)	30	(290)	114

Interest expense on:
NOW accounts	(3)	4	(6)	(1)
Money market accounts	(68)	0	(68)	0
Savings accounts	(380)	(18)	(368)	6
Certificates of deposit	(376)	(138)	(268)	30
Repurchase agreements	(18)	6	(22)	(2)
Long-term borrowing	(25)	(34)	9	0
Junior subordinated debt	(2)	0	(2)	0

Total interest expense	(872)	(180)	(725)	33

Net interest income	$726	$210	$435	$81

Consolidated Average Balances, Yields and Rates

(dollars in thousands)	Nine Month Periods Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest earning assets
Federal funds sold and other overnight investments	$15,930	$27	0.23%	$15,514	$24	0.21%
Interest bearing balances with banks	15,087	13	0.12%	17,271	23	0.18%
Investment securities (1)	91,822	2,044	2.98%	108,046	3,056	3.78%
Loans (2)	288,312	12,807	5.94%	276,931	11,934	5.76%

Total interest earning assets	411,151	14,891	4.84%	417,762	15,037	4.81%
Noninterest earning assets
Cash and due from banks	7,582			2,451
Other assets	15,211			15,401

Total Assets	$433,944			$435,614

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW accounts	$32,892	$32	0.13%	$29,743	$35	0.16%
Money market accounts	42,280	149	0.47%	42,236	217	0.69%
Savings accounts	138,952	704	0.68%	141,354	1,084	1.03%
Certificates of deposit	77,508	844	1.46%	87,439	1,220	1.87%
Repurchase agreements	16,163	59	0.49%	14,958	77	0.69%
Long-term borrowings	35,000	843	3.22%	36,424	868	3.19%
Junior subordinated debt	5,000	131	3.50%	5,000	133	3.56%

Total interest bearing liabilities	347,795	2,762	1.06%	357,154	3,634	1.36%

Noninterest bearing Liabilities
Demand deposit accounts	48,446			42,194
Other liabilities	1,991			1,724
Stockholders’ Equity	35,712			34,542

Total Liabilities and Stockholders’ Equity	$433,944			$435,614

Interest rate spread			3.78%			3.45%
Ratio of interest earning assets to interest bearing liabilities			118.22%			116.97%
Net interest income and net interest margin		$12,129	3.94%		$11,403	3.65%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.
(2)	Includes nonaccrual loans

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010.

General. The Company recorded net income for the three months ended September 30, 2011 of $668,000, an increase of $369,000, compared to a net income of $299,000 for the three months ended September 30, 2010. Net income available to common shareholders was $545,000 or $0.14 per basic and diluted common share, compared to net income available to common shareholders of $176,000 or $0.04 per basic and diluted common share for the three months ended September 30, 2010. Net interest income improved to $4.1 million from $3.7 million, an increase of $439,000 or 11.9% for the three months ended September 30, 2011 compared to the same period in 2010. The Bank recorded $338,000 in provision for credit losses during the three months ended September 30, 2011, compared to $622,000 in provision for credit losses during the same period in 2010.

Interest Income. Interest income increased $233,000 or 4.9% for the quarter ended September 30, 2011 compared to the same quarter in 2010. The improvement is a result of an increase in average loan balances of $17.3 million and an increase in yield on the loan portfolio to 5.85% from 5.62% for the three months ended September 30, 2011 compared to September 30, 2010. Income on the investment portfolio decreased $185,000 for the quarter ended September 30, 2011 compared to the same period in 2010 due to a decrease in volume as average investment security balances decreased by $12.0 million with the yield decreasing to 2.89% from 3.28% for the same period in 2010.

Interest Expense. Interest expense decreased by $206,000 or 18.8% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 while average interest bearing deposit balances decreased $3.5 million. Interest expense on interest bearing deposits for the quarter ended September 30, 2011 was $541,000 compared to $734,000 for the same period in 2010, a 26.3% decrease. The decrease in interest expense was due to the lower cost of all interest bearing deposit products with the yield dropping to 0.74% for the three months ended September 30, 2011 compared to 0.99% for the three months ended September 30, 2010. Decreases in the Company’s cost of savings accounts to 0.58% from 0.89%, in the cost of the Company’s indexed money market account to 0.42% from 0.57% and a decrease to 1.46% from 1.69% in the cost of the Company’s certificates of deposit contributed to the reduction in interest expense. The total cost of interest bearing liabilities decreased for the quarter ended September 30, 2011 to 1.02% from 1.24% for the quarter ended September 30, 2010. The Company’s overall cost of funds decreased to 0.88% from 1.11% for the same periods. Interest expense on long-term borrowings and junior subordinated debentures decreased $4,000 to $328,000 from $332,000, with a yield of 3.25% and 3.29%, for each of the three months ended September 30, 2011 and September 30, 2010, respectively.

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

Net interest income improved by $439,000 or 11.9% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The improvement was due primarily to an increase in the yield on the loan portfolio and a decrease in interest expense offset by a decrease in the yield on, and volume of investment securities.

For the three months ended September 30, 2011, the net interest margin improved to 3.93% from 3.53% for the three months ended September 30, 2010, with the interest rate spread for the same period increasing to 3.77% in the third quarter of 2011 from 3.34% in the same quarter in 2010. The increase in the net interest margin was the result of a decrease in the yield paid on interest bearing liabilities to 1.02% from 1.24% and improvement to 5.85% from 5.62% in the yield on loans. The yields on federal funds sold and other overnight investments, interest bearing balances with banks, and the overall investment portfolio were negatively impacted by the lower rate environment as re-investment rates continued to fall quarter over quarter.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $338,000 for the three months ended September 30, 2011 compared to $622,000 for the same period in 2010. The decrease in provision was due in part to the payoff of several nonperforming loans that carried higher reserve requirements. The Bank recorded net charge-offs of $93,000 for the quarter ended September 30, 2011 compared to net charge-offs of $9,000 for the three months ended September 30, 2010. Nonperforming assets totaling $8.0 million at quarter-end were comprised of $6.0 million of nonaccrual loans, $774,000 in loans classified as accruing troubled debt restructurings and $1.2 million in foreclosed real estate.

Noninterest Income. Noninterest income increased by $190,000 or 40.5% to $659,000 for the three months ended September 30, 2011 from $469,000 for the same period of 2010. Noninterest income increased for the three months ended September 30, 2011 in part due to transaction related fees, increased income from mortgage banking activities, and gains on the sale of foreclosed assets.

Noninterest Expense. Noninterest expense increased by $323,000 or 10.5% for the three months ended September 30, 2011 compared to the same quarter in 2010. The increase in noninterest expense was primarily due to the write-down of $198,000 of a property held for future expansion, increased lending and mortgage banking expenses and higher staffing costs. Offsetting these expense increases was a decrease of $83,000 in FDIC expense.

Income Tax Expense. The Company recorded tax expense of $123,000 for the three-month period ended September 30, 2011. The Company’s combined effective federal and state income tax rate was approximately 36.1% for the three months ended September 30, 2011 versus 34.0% for the three months ended September 30, 2010.

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

The Company’s major source of liquidity is its deposit base. At September 30, 2011, total deposits were $340.1 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $261.1 million or 76.8% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 2011, interest bearing deposits with banks, federal funds sold and other overnight investments totaled $38.3 million while investment securities available-for-sale totaled $84.9 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for banks up to 40% of the bank’s total assets. The Bank currently has an approved line of credit with the FHLB of 25% of total assets with the ability to request an increase in the line if necessary. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At September 30, 2011, the Bank had a $108.9 million credit limit with the FHLB with advances outstanding of $35.0 million. The Bank had loans currently pledged as collateral sufficient to borrow up to $7.1 million of the remaining $73.9 million availability from the FHLB. The Bank also has the ability to borrow from the Federal Reserve Bank’s discount window. Additional collateral including cash, investment securities and home-equity loans are available for pledging purposes in the event the Bank would need to draw on the unused portion of the line of credit. Additionally, at September 30, 2011, the Bank had available credit with its correspondent banks of $19.2 million.

Capital Resources

Total stockholders’ equity was $36.8 million at September 30, 2011, representing an increase of $2.1 million or 5.9% from December 31, 2010. The growth of stockholders’ equity in the first nine months of 2011 was attributable to income of $1.5 million, stock based compensation of $87,000, stock purchases through the Company’s Employee Stock Purchase Plan of $6,000, the exercise of options totaling $14,000, and an increase in accumulated other comprehensive income of $763,000 resulting from higher market values of securities available-for-sale. Offsetting these increases was a decrease in stockholder’s equity from the declaration of $305,000 in preferred stock dividends.

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

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.
	September 30, 2011	December 31, 2010	Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.9%	12.8%	4.0%	6.0%
Total Capital	14.2%	14.1%	8.0%	10.0%
Tier 1 Leverage Ratio	9.3%	9.1%	4.0%	5.0%

As of September 30, 2011, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses, effective July 21, 2011. It is not clear what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Dodd-Frank Act also includes a regulation to limit debit interchange fees charged by issuing banks. The impact this regulation will have on the Bank’s noninterest income is not yet known.

Management continues to monitor the implementation of the Dodd-Frank Act which includes many provisions that went into effect on July 21, 2011 and many other provisions which will be phased-in over the next several months and years.

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

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Reserved

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Annapolis Bancorp, Inc.**

3.3	Articles of Incorporation of BankAnnapolis***

3.4	Bylaws of BankAnnapolis***

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

4.1	Form of Stock Certificate for the Fixed Rate Cumulative Preferred Stock, Series A.*******

4.2	Warrant To Purchase 299,706 Shares of Common Stock Of Annapolis Bancorp, Inc.*******

10.1	Annapolis National Bancorp, Inc. Employee Stock Option Plan*+

10.2	Annapolis National Bancorp, Inc. 2000 Employee Stock Option Plan****

10.3	Annapolis Bancorp, Inc. 2006 Stock Incentive Plan*****

10.4	Form of Stock Option Award Agreement*****

10.5	Form of Restricted Share Award Agreement*****

10.6	Form of Deferral Election Agreement for Deferred Share Units*****

10.7	Annapolis Bancorp, Inc. 2007 Employee Stock Purchase Plan******

10.8	Securities Purchase Agreement by and between the United States Department of the Treasury and Annapolis Bancorp, Inc. dated January 30, 2009*******

31.1	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.
*	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, filed with the Securities and Exchange Commission on June 23, 1997.
**	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 23, 2007.
***	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.
****	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2000 annual meeting, filed with the Securities and Exchange Commission on April 5, 2000.
*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on August 8, 2006.
******	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2007 annual meeting, filed with the Securities and Exchange Commission on April 13, 2007.
*******	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC.
(Registrant)

Date:	November 14, 2011	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date:	November 14, 2011	/s/ Edward J. Schneider
Edward J. Schneider
Chief Financial Officer