Form 10-K
period 2011-12-31
ANNAPOLIS BANCORP INC
filed 2012-03-26
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No  ☒

The aggregate market value of the outstanding Common Stock held by nonaffiliates was $7,324,856 as of June 30, 2011 based on a sales price of $4.13 per share of Common Stock.

The number of shares outstanding of the registrant’s Common Stock was 3,973,991 as of March 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 ARE INCORPORATED BY REFERENCE INTO PART I AND PART II OF THIS FORM 10-K.

PORTIONS OF THE PROXY STATEMENT FOR THE 2012 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 17, 2012, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

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

BankAnnapolis

The Bank is a federally insured community-oriented bank and is the only commercial bank headquartered in Annapolis, Maryland. Effective November 1, 2000 the Bank changed its charter from a national charter to a state charter and joined the State of Maryland and the Federal Reserve banking systems. Also effective November 1, 2000 the Bank changed its name from Annapolis National Bank to BankAnnapolis. The Company (as a bank holding company) and the Bank are subject to governmental supervision, regulation, and control.

The Bank currently operates as a full service commercial bank from its headquarters in Annapolis, its five other branches located in Anne Arundel County, Maryland and one branch located on Kent Island in Queen Anne’s County, Maryland. The Bank has built its reputation on exemplary customer service and outreach to the communities surrounding each of the Bank’s locations. The Bank is committed to offering products and services that focus on relationship banking and provide an alternative to the large multi-regional financial institutions that are so pervasive in the markets the Bank serves.

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

The Bank conducts a general commercial and retail banking business in its market area, emphasizing the banking needs of small businesses, professional concerns and individuals. The Bank attracts most of its customer deposits from Anne Arundel County, Maryland, and to a lesser extent, Queen Anne’s County, Maryland. The Bank’s lending operations are centered in Anne Arundel County, but extend throughout Central Maryland. On May 27, 2011, the Bank closed its downtown Annapolis branch, Market House and transferred the branch’s deposits to the Bank’s Bestgate branch.

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

Lending Activities

The Bank’s primary business is to make loans. Outstanding loan balances account for 65.9% of total assets at December 31, 2011. The Bank offers a wide selection of consumer loans to individuals primarily through its branch network. The Bank does a majority of its consumer lending on a secured basis with the highest percentage of loans secured by first and second liens on one- to four-family owner occupied residences. The Bank will originate and maintain servicing rights on some loans and broker fixed rate loans to other financial institutions. In addition to consumer mortgage loans the Bank offers a variety of home equity products including fixed rate amortizing term loans and revolving lines of credit. The Bank generally requires that the loan to value for such loans be below 80%. The Bank also offers new and used auto loans and to a lesser extent boat loans.

The Bank provides numerous commercial lending products and services to businesses operating in the Bank’s primary market area. These loans consist of lines of credit, which may require an annual repayment, adjustable-rate loans with terms of five to seven years, and fixed-rate loans with terms of up to five years. Such loans are generally secured by receivables, inventories, equipment and other assets of the business. The Bank generally requires personal guarantees on its commercial loans. The Bank also offers unsecured commercial loans to businesses on a selective basis. These types of loans are made to existing customers and are of a short duration, generally one year or less. The Bank also originates commercial loans which are guaranteed by the Small Business Administration. The Bank has been a participant in a variety of SBA loan programs. Refer to pages 19 to 23 for a more detailed discussion on the Bank’s lending activities.

Investment Activities

The Bank’s second largest asset is its investment portfolio, accounting for 24.7% of total assets at December 31, 2011. The investment portfolio generally consists of U.S. Government and Agency notes, and government guaranteed mortgage backed securities. Management invests excess liquidity following specific policies and procedures that limit the Bank’s exposure to any one type of investment. The Bank’s policy generally requires that each new investment be rated “A” or better. All investments are made with the intent to preserve and protect the capital of the Bank.

Investment targets such as total investment securities, the mix of investment products and the average life of the investment are derived from the Bank’s strategic plan and expected liquidity requirements. Strategies to achieve these targets are the responsibility of the Bank’s Asset and Liability Committee. For a further discussion on the Bank’s investment activities refer to pages 18 and 19.

Employees

At December 31, 2011 the Bank employed 89 full-time and 11 part-time individuals. Six of these individuals are executive officers of the Bank. None of the employees are employees of the Company. The Bank provides both full- and part-time individuals with a comprehensive benefit program that includes health and dental insurance, Bank paid life and short-and long-term disability insurance, access to vision and catastrophic health insurance and a 401(k) plan.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council to identify threats to the financial stability of the United States; promote market discipline; and respond to emerging risks to the stability of the United States financial system. The Dodd-Frank Act additionally created a new independent federal regulator to administer federal consumer protection laws, the Consumer Financial Protection Bureau. The Dodd-Frank Act is expected to have a significant impact on the Company’s business operations as its provisions take effect.

The Company may be affected by the following provisions of the Dodd-Frank Act:

•

Holding Company Capital Requirements – The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository holding companies that are no less stringent than those that apply to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. Effective July 21, 2011, the Dodd-Frank Act amended the BHC Act, to provide specific authorization for the Federal Reserve to issue orders and regulations relating to the capital requirements of depository holding companies. In establishing these rules, the Federal Reserve must seek to make the capital requirements countercyclical, so that the amount of capital required to be maintained by the company increases in times of economic expansion and decreases in times of economic contraction, consistent with the safety and soundness of the company. The Company’s trust preferred securities were issued prior to May 19, 2010 and will not need to be excluded from Tier 1 capital.

•

Deposit Insurance – The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provided unlimited federal deposit insurance until January 1, 2013, for noninterest-bearing demand transaction accounts at all depository institutions. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premium paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount total insured deposits and eliminating the requirement that the FDIC pays dividends to depository institutions when the reserve ratio exceeds certain threshold. [In December 2010, the FDIC increased the reserve ratio to 2.0 percent]. The Dodd-Frank Act also eliminates the federal statutory prohibitions against the payment of interest on business transaction and other accounts.

•

Corporate Governance – As of January 21, 2011, all domestic publicly traded companies are required to give stockholders a non-binding “Say on Pay” vote to approve executive compensation disclosed in the proxy statement on at least a triennial basis. As of April 25, 2011, domestic public companies must include a non-binding “Say on Golden Parachutes” vote in a proxy statement seeking shareholder approval for a merger or similar corporate transaction, together with disclosure regarding any compensation arrangement that the issuer has with the named executive officers or those of the other party in the corporate transaction. and acquisitions unless previously voted on by shareholders. It will also mandate the enhancement of independence requirements of the compensation committee and adopt incentive based clawback policies for executive officers. The legislation also authorized the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. As a result, the SEC adopted Rule 14a-11, which was vacated by the United States Court of Appeals for the District of Columbia Circle and therefore is not effective. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

•

Prohibition Against Charter Conversions of Troubled Institutions – Effective July 21, 2011, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

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

•

Limits on Derivatives – Effective 18 months after the transfer date of the Dodd-Frank Act, in the first half of 2013, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the lending limit law of the state in which the bank is chartered takes into considerations credit exposure to derivative transactions. For this purpose, derivative transactions includes any contract, agreement, swap, warrant note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure of occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates indices or other assets.

•

Transactions with Affiliates or Insiders – Effective July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution and its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from, or selling an asset to, an executive officer, director or principal shareholder of the institution, or any related interest of that person unless the transaction is on market terms. If the transaction represents more than 10% of the capital stock and surplus of the institution, the transaction must be approved in advance by a majority of the disinterested directors.

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

•

Consumer Financial Protection Bureau – The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), in order to regulate consumer financial products and services, as well as providers of such products and services. The CFPB authority to enforce existing consumer protection laws was transferred to it on July 21, 2011. In January of 2012, President Obama appointed Rich Cordray to be the first Director of the CFPB. The CFPB supervises and examines, with respect to Federal consumer financial laws, banks, savings associations and credit unions with assets in excess of $10 billion. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•

Financial Stability Oversight Council – The Dodd-Frank Act created the Financial Oversight Stability Council, which, among other things, will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, development of resolution plans, mandatory stress tests, risk management and other requirements as companies grow in size and complexity.

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

•

Well Capitalized and Well Managed – Effective July 21, 2011the Dodd-Frank Act amended the BHC Act to require that a depository holding company that is a financial holding company, such as the Company, be well capitalized and well managed.

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

The Dodd-Frank Act also sets a new minimum DIF reserve ratio at 1.35%. The FDIC is required to attain this ratio by September 30, 2020. In addition, the Dodd-Frank Act will have a significant impact on the calculation of deposit insurance premiums going forward. On February 7, 2011 the FDIC Board approved a final rule that changes the assessment base for insurance premiums from domestic deposits to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The rule defines tangible equity as Tier 1 capital. The rule requires banks under $1 billion in assets to report average weekly balances during the calendar quarter unless they elect to report daily averages. The new rate schedule and other revisions to the assessment rates became effective April 1, 2011.

On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. On December 30, 2009 the Bank prepaid $2.2 million in FDIC insurance for 2010, 2011 and 2012 estimated assessments. As of December 31, 2011 the Bank had $1.2 million prepaid in FDIC insurance for the 2012 estimated assessments.

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

The interim final rule (Interim Final Rule) of the Emergency Economic Stabilization Act of 2008 (EESA), as amended by the American Recovery and Reinvestment Act of 2009 (ARRA), provides guidance on the executive compensation and corporate governance provisions of EESA that apply to entities that receive financial assistance under the Troubled Asset Relief Program (TARP). Section 111 of EESA requires entities receiving financial assistance (TARP recipients) from the Department of the Treasury (Treasury) to meet appropriate standards for executive compensation and corporate governance. The requirements generally apply for any period during which any obligation arising from financial assistance under TARP remains outstanding (1).

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

Regulatory Reform. In June 2009, President Obama’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; and (iii) to further limit the ability of banks to engage transactions with affiliates. Some of these proposals were addressed in the Dodd-Frank Act.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress during 2011 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations, as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

Forward Looking Statements

This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of Annapolis Bancorp, Inc. (the “Company”), its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition, results of operations; plans and objectives (iii) the Company’s growth strategy; (iv) the Company’s future performance and business, including, but not limited to statements with respect to the adequacy of the allowance for credit losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Company’s financial condition and results of operations; and (v) the declaration and payment of dividends. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties which could cause actual results to differ materially from those expressed in forward-looking statements. Factors that might cause such a difference may, include, but are not limited to: (i) the rate of declining growth in the economy and employment levels, as well as general business and economic conditions; (ii) changes in interest rates, as well as the magnitude of such changes; (iii) the fiscal and monetary policies of the federal government and its agencies; (iv) changes in federal bank regulatory and supervisory policies, including required levels of capital; (v) the relative strength or weakness of the consumer and commercial credit sectors and of the real estate market; (vi) the performance of the stock and bond markets; (vii) competition in the financial services industry, (viii) possible legislative, tax or regulatory changes, and such other risks and uncertainties as set forth in the Company’s filings with the Securities and Exchange Commission. All forward-looking statements included in this annual report on Form 10-K are based upon information available to the Company as of the date of this report, and other than to the extent required by applicable law, including the requirements of applicable securities laws, the Company undertakes no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The executive offices of the Company and the Bank are located at 1000 Bestgate Road, Suite 400, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 2011:

	Leased/ Owned	Original Year Leased or Location Acquired	Year of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2011 ($000)
Administration (2), (3)	Owned	2001	N/A	$4,281
Bestgate	Owned	2001	N/A	1,263
Edgewater	Land Leased	1996	2016 (1)	471
Cape St. Claire	Leased	1995	2015 (1)	12
Kent Island	Land Leased	1990	2023 (1)	1,481
Severna Park	Leased	1996	2013 (1)	13
BayWoods	Leased	2003	2013 (1)	5
Annapolis Towne Centre	Leased	2008	2018 (1)	278

(1)	These leases may be extended at the option of the Company for periods ranging from one to twenty years.
(2)	The Company owns an undeveloped piece of property in Odenton, Maryland for future branch expansion.
(3)	The Company has entered into a long-term lease for a location in Waugh Chapel in Anne Arundel County, Maryland. The property is undeveloped and lease payments have not commenced.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Value and Dividend Information

The Company’s common stock is listed on The NASDAQ Capital Market® under the symbol “ANNB.” The Company’s stock began trading on October 1, 1997. At March 1, 2012 the closing price was $5.05 per share.

As of March 1, 2012 the Company has outstanding 3,973,991 shares of common stock held by approximately 201 shareholders of record. On January 30, 2009 the Company sold 8,152 shares of Series A Preferred Stock to one shareholder, the Treasury under the Treasury’s TARP CPP. The shares have a liquidation preference of $1,000 per share for an aggregate purchase price of $8.152 million. The Company has also issued a warrant to purchase 299,706 shares of common stock which may be purchased upon exercise of the warrant at a price of $4.08 per share. The warrant is also issued to the Treasury under the CPP. The warrant expires on January 30, 2019. The issuances of the warrant and the Series A Preferred Stock were completed in a private placement to Treasury exempt from the registration requirements of the Securities Act of 1933.

Under the terms of the CPP the Company will be required to pay a 5% per annum dividend on the Series A Preferred Stock for the five years beginning January 30, 2009 ending February 15, 2014 and a 9% dividend for the period thereafter. The first dividend was paid to the Treasury on May 15, 2009 with future dividend payments due quarterly thereafter. During 2011 $407,600 in dividends were paid to the Treasury.

The Company discontinued the payment of cash dividends to common stockholders in 2002. The Company has no current plans to resume payments of cash dividends on its common stock as Management believes it is in the best interest of the Company to retain capital to support the growth of the Company.

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

A summary of the Company’s quarterly stock prices is shown below:

	2011			2010
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$4.49	$3.70	$0.0000	$4.18	$2.02	$0.0000
2nd	4.50	4.00	0.0000	4.50	3.06	0.0000
3rd	4.28	3.42	0.0000	4.40	3.55	0.0000
4th	4.10	3.61	0.0000	4.50	3.45	0.0000

The closing price of the Company’s stock at December 31, 2011 was $3.89 per share.

Equity Compensation Plan Information

The table setting forth Securities Authorized for Issuance Under Equity Compensation Plans can be found under Item 12 on page 62 of this report.

Recent Sales of Unregistered securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

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

Selected Consolidated Financial Highlights

Selected Consolidated Financial Data at and for years ended December 31,

Selected Financial Data	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Total assets	$441,570	$432,140	$444,332	$394,916	$361,879
Total loans, net	283,284	273,063	274,032	264,093	243,905
Total deposits	350,381	340,914	350,463	300,627	291,589
Securities sold under agreement to repurchase	11,344	14,558	14,642	12,639	13,337
Short-term debt	0	0	0	0	4,170
Long-term debt	40,000	40,000	45,000	45,000	25,000
Stockholders’ equity	37,368	34,774	32,632	26,814	26,852

Selected Operating Data
Interest income	$19,857	$19,853	$21,226	$21,800	$22,466
Interest expense	3,597	4,633	7,135	8,765	10,616

Net interest income	16,260	15,220	14,091	13,035	11,850
Provision for credit losses	2,190	2,148	6,540	2,375	448

Net interest income after provision for credit losses	14,070	13,072	7,551	10,660	11,402
Noninterest income	1,842	1,815	1,989	1,753	1,831
Noninterest expense	12,563	12,385	12,405	10,325	9,490

Income (loss) before income taxes	3,349	2,502	(2,865)	2,088	3,743
Income tax expense (benefit)	1,178	886	(1,158)	661	1,319

Net income (loss)	$2,171	$1,616	($1,707)	$1,427	$2,424
Preferred stock dividend and discount accretion	490	485	442	0	0

Net income (loss) available to common shareholders	$1,681	$1,131	($2,149)	$1,427	$2,424

Key Financial Ratios and Other Data	2011	2010	2009	2008	2007
Return on average assets
Net income (loss) divided by average assets	0.50%	0.37%	(0.38%)	0.38%	0.69%
Return on average equity
Net income (loss) divided by average equity	6.05%	4.68%	(5.24%)	5.41%	9.51%
Equity to asset ratio
Average equity divided by average assets	8.23%	7.93%	7.33%	7.01%	7.28%
Diluted earnings (loss) per common share	$0.39	$0.29	$(0.56)	$0.35	$0.58
Book value per common share	$7.38	$6.81	$6.39	$6.98	$6.69
Tangible book value per common share	$7.38	$6.81	$6.39	$6.98	$6.69
Number of common shares outstanding	3,958,293	3,922,006	3,867,006	3,842,943	4,014,928
Efficiency ratio	69.40%	72.70%	77.15%	69.82%	69.37%
Interest rate spread	3.76%	3.47%	3.07%	3.28%	3.06%
Net interest margin	3.93%	3.66%	3.32%	3.65%	3.59%
Risk based capital ratio – Tier 1	12.78%	12.80%	12.45%	11.37%	12.49%
Risk based capital ratio – Total	14.04%	14.06%	13.72%	12.62%	13.39%

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

The Company reported net income for 2011 of $2.2 million, an increase of $555 thousand or 34.3% from net income of $1.6 million in 2010. Net income available to common shareholders after accruing for preferred stock dividends and discount accretion for 2011 was $1.7 million compared to net income of $1.1 million in 2010. The increase in 2011 earnings was primarily due to higher net interest income. The net income per diluted common share for 2011 was $0.39 compared to a net income of $0.29 per diluted common share in 2010.

The primary source of income of the Bank is interest on its loan and investment portfolios, while one of the principal expenses of the Bank is interest on its deposit accounts and borrowings. The difference between interest income on interest earning assets and interest expense on interest bearing liabilities is referred to as net interest income. Net interest income was $16.3 million for 2011, an increase of $1.1 million or 6.8% compared to $15.2 million in 2010. Total assets were $441.6 million as of December 31, 2011, a $9.5 million or a 2.2% increase compared to December 31, 2010 total assets of $432.1 million. The Company’s return on average assets was 0.50% and 0.37% for the years ending December 31, 2011, and 2010, respectively. The Company’s return on average equity was 6.05% and 4.68% for the years ending December 31, 2011, and 2010, respectively.

At December 31, 2011 the Bank’s gross loan portfolio totaled $290.8 million. Of this amount, $47.7 million or 16.4% were commercial loans, $114.9 million or 39.5% were commercial real estate loans, $35.0 million or 12.0% were construction loans, $48.3 million or 16.6% were one- to four-family residential mortgage loans, $36.0 million or 12.4% were home equity loans, and $8.9 million or 3.1% were consumer and other loans.

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

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements found on pages 33 to 36 describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Credit Risk Management section of this financial analysis.

Financial Condition as of December 31, 2011 and 2010 and Results of Operations for the Years then Ended

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

Total assets increased by $9.4 million or 2.2% during 2011 to $441.6 million from $432.1 million at December 31, 2010 as loan demand improved and deposits increased. Total deposits and securities sold under agreements to repurchase, the Company’s primary sources of funds, increased $6.3 million or 1.8% to $361.7 million from $355.5 million at December 31, 2010. Time deposits totaled $78.3 million or 22.3% of the Bank’s total deposits at December 31, 2011, compared to $77.6 million or 22.8% in 2010. Savings and money market accounts, the largest portion of the Bank’s total deposits, totaled $182.5 million or 52.1% of the Bank’s total deposits at December 31, 2011, compared to $184.6 million or 54.1% in 2010. NOW accounts totaled $32.9 million or 9.4% and $33.2 million or 9.7% of total deposits at December 31, 2011 and 2010, respectively. Demand, noninterest bearing accounts totaled $56.7 million or 16.2% of total deposits at December 31, 2011 and $45.5 million or 13.4% at December 31, 2010. The increase in demand deposit accounts is due to higher balances in corporate accounts, a result of increased business development activity during 2011. Securities sold under agreements to repurchase decreased $3.3 million to $11.3 million at December 31, 2011 from $14.6 million at December 31, 2010. Long-term borrowings remained at $35.0 million at December 31, 2011 and 2010.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The proceeds of the securities were used to provide funding for future growth and to improve the Company’s capital ratios. The current cost of these securities is 3.72%.

The Company’s primary uses of funds are for loans and investments. Loans including loans held for sale and excluding deferred fees/costs and discounts and the allowance for credit losses, increased $10.7 million or 3.8% to $290.8 million at December 31, 2011 from $280.1 million a year earlier. Commercial real estate balances increased $20.0 million or 21.1% due to new customer relationships. Commercial and industrial loans decreased $3.7 million or 7.2%. Construction loans increased $1.5 million or 4.5% and residential real estate loan balances decreased by $5.3 million or 5.9%. Installment and other consumer loans decreased by $1.8 million or 16.8%. Investment security balances decreased $8.7 million during the year as proceeds from matured and called securities flowed into federal funds sold and other overnight investments and interest bearing balances with banks.

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

Net interest income for the year ended December 31, 2011, was $16.3 million, representing an increase of $1.1 million or 6.8% from net interest income of $15.2 million for the year ended December 31, 2010. The increase in net interest income is due primarily to a decrease in the cost of interest bearing liabilities and increased income on the loan portfolio, offset by a decrease in the yield on investment securities. The net interest margin was 3.93% for the year ended December 31, 2011 and 3.66% for the year ended December 31, 2010. The yield on earning assets increased to 4.80% for the year ended December 31, 2011 compared to 4.77% for the year ended December 31, 2010 while the cost of interest bearing liabilities decreased to 1.04% from 1.30% for the same periods, respectively. Net interest income for 2011 includes $350 thousand of interest collected on a cash basis related to loans on nonaccrual status, compared to $197 thousand of interest collected on nonaccrual loans in 2010.

Rate/Volume Analysis

	2011 vs. 2010				2010 vs. 2009
		Due to Change in				Due to Change in
	Increase or (Decrease)	Volume	Rate	Rate/ Volume	Increase or (Decrease)	Volume	Rate	Rate/ Volume

				(Dollars in thousands)
Interest income on:
Loans	$1,144	$724	$401	$19	$41	$175	($132)	($2)
Investment securities	(1,137)	(525)	(711)	99	(1,369)	(301)	(1,134)	66
Interest bearing deposits in other banks	(11)	(5)	(6)	0	(32)	26	(40)	(18)
Federal funds sold and other overnight investments	8	5	3	0	(13)	(23)	17	(7)

Total interest income	4	199	(313)	118	(1,373)	(123)	(1,289)	39
Interest expense on:
NOW accounts	(4)	4	(7)	(1)	(6)	5	(10)	(1)
Money market accounts	(83)	6	(87)	(2)	(141)	(33)	(118)	10
Savings accounts	(488)	(27)	(471)	10	(1,097)	(10)	(1,091)	4
Certificates of deposit	(402)	(129)	(298)	25	(1,128)	(324)	(916)	112
Repurchase agreements	(33)	(3)	(31)	1	(14)	13	(24)	(3)
Long-term borrowing	(24)	(34)	10	0	(89)	(122)	37	(4)
Junior subordinated debt	(2)	0	(2)	0	(27)	0	(27)	0

Total interest expense	(1,036)	(183)	(886)	33	(2,502)	(471)	(2,149)	118

Net interest income	$1,040	$382	$573	$85	$1,129	$348	$860	($79)

Interest Income

The Company’s interest income remained at $19.8 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The maintenance of interest income in the current rate environment can be attributed to an increase of $12.5 million in average loan balances, an increase of 4.5%. The yield on the loan portfolio improved to 5.93% from 5.78% for the year ended December 31, 2010 due to interest of $350 thousand received on nonaccrual loans during 2011. The yield on the securities portfolio dropped to 2.89% from 3.56%. Average federal funds sold balances increased $2.4 million or 15.9% and interest bearing balances with banks decreased $2.4 million or 13.4%. The yield on federal funds sold increased to 0.23% from 0.22% for the year ended 2011 while the yield on interest bearing balances with banks decreased to 0.13% from 0.18% for the same period.

Interest Expense

The Company’s interest expense decreased $1.0 million or 22.4% to $3.6 million for 2011, compared to $4.6 million for 2010. The decrease in interest expense for the year ended December 31, 2011 can be attributed primarily to lower interest rates on all of the Bank’s deposit accounts, repurchase agreement accounts and the junior subordinated debentures.

Provision for Credit Losses

The Company recorded a provision for credit losses of $2.2 million for the year ended December 31, 2011 compared to $2.1 million for the year ended December 31, 2010, an increase of $42 thousand or 2.0%. The increase in provision was primarily the result of an increase in loan balances.

Nonperforming assets at year end decreased to $8.3 million for the year ended December 31, 2011 from $10.1 million for the year ended December 31, 2010. Nonperforming assets included $1.2 million of foreclosed real estate at December 31, 2011 and $52 thousand of repossessed assets. Nonperforming assets of $10.1 million at December 31, 2010 included $1.6 million of foreclosed real estate and $145 thousand of repossessed assets.

Net charge-offs totaled $1.9 million for the year ended December 31, 2011 compared to net charge-offs of $3.2 million for the same period in 2010. The net charge-offs in 2011 included $1.2 million in commercial and industrial loans, $516 thousand in loans secured by real estate and $180 thousand in consumer and installment loans. See the discussion under the heading “Provision for Credit Losses and Credit Risk Management” on pages 22 through 23 for greater analysis regarding the Allowance for Credit Losses and related provision.

Noninterest Income

The Company’s primary sources of noninterest income are fees charged on deposit products, fees generated by the Bank’s VISA check card program and fees recognized on residential mortgage lending. Noninterest income of $1.8 million for the year ended December 31, 2011 was an increase of $27 thousand or 1.5% from the year ended December 31, 2010. Included in noninterest income for the year ended December 31, 2011 were gains on the sale of loans in the secondary market of $166 thousand compared to $159 thousand for the year ended December 31, 2010. For the year ended December 31, 2011 the Bank recorded net gains on the sale of other assets primarily real estate owned and repossessed assets of $8 thousand compared to losses of $51 thousand in 2010 on similar assets. In 2011 the Bank also recorded a loss of $32 thousand on the disposal of fixed assets related to the closure of a branch office. In 2010 the Bank recorded a loss of $55 thousand on the sale of securities available for sale with no sales recorded in 2011. Fees charged on deposit products increased $57 thousand or 4.8%, while other mortgage banking fees totaled $139 thousand for the year ended December 31, 2011, an increase of $65 thousand or 87.8% from fees of $74 thousand for the year ended December 31, 2010.

Noninterest Expense

Noninterest expense increased $178 thousand or 1.4% to $12.6 million from $12.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010. Personnel costs increased $248 thousand and other operating expenses increased $203 thousand. These increases were offset by a decrease in legal and professional fees of $115 thousand primarily due to a reduction in collection costs. Also offsetting the increase in noninterest expenses was lower FDIC expense. FDIC expense decreased $122 thousand for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to changes in the insurance assessment calculations.

The increase in personnel expense included $311 thousand due to a rise in staffing costs including benefit increases and payroll tax increases due to higher federal and state unemployment rates. Offsetting a portion of the increase in personnel expense was a decrease in expense associated with bank owned life insurance of $95 thousand.

The increase of $203 thousand or 12.1% in other operating expenses was due to a partial write-down of $199 thousand taken as the result of a recent appraisal on a property held for future branch expansion.

Occupancy and equipment expense decreased $43 thousand or 2.7% primarily due to a partial year of expense on the branch office closed during 2011.

Provision for Income Taxes

The Company and the Bank file consolidated federal income tax returns and separate Maryland income tax returns. The Company recognized tax expense of $1.2 million for the year ended December 31, 2011 compared to $886 thousand for the year ended December 31, 2010, for an effective tax rate of 35.2% in 2011 and 35.4% in 2010.

Consolidated Average Balances, Yields and Rates

The following table presents a condensed average balance sheet as well as income/expense and yields/costs of funds thereon for the years ended December 31, 2011 and 2010. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities for the periods shown. Average balances are derived from average daily balances. The yields and costs include loan fees that are considered adjustments to yields. Net interest spread, the difference between the average rate on interest bearing assets and the average rate on interest bearing liabilities, increased to 3.76% for the year ended December 31, 2011 from 3.47% at December 31, 2010.

	Years Ended
	December 31, 2011			December 31, 2010
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(Dollars in thousands)
Assets
Interest Earning Assets
Federal funds sold and other overnight investments	$17,233	$40	0.23%	$14,868	$32	0.22%
Interest bearing balances in other banks	15,681	21	0.13%	18,106	32	0.18%
Investment securities (2)	91,246	2,639	2.89%	105,989	3,776	3.56%
Loans (3)	289,502	17,157	5.93%	276,984	16,013	5.78%

Total interest earning assets	413,662	19,857	4.80%	415,947	19,853	4.77%
Noninterest Earning Assets
Cash and due from banks	7,521			4,044
Other assets	14,827			15,487

Total Assets	$436,010			$435,478

Liabilities and Stockholders’ Equity
Interest Bearing Deposits
NOW accounts	$32,495	$41	0.13%	$30,003	$45	0.15%
Money market accounts	43,107	189	0.44%	42,191	272	0.64%
Savings accounts	137,732	860	0.62%	140,580	1,348	0.96%
Certificates of deposit	78,031	1,131	1.45%	85,190	1,533	1.80%
Repurchase agreements	16,004	74	0.46%	16,516	107	0.65%
Long-term borrowings	35,000	1,127	3.18%	36,065	1,151	3.15%
Junior subordinated debt	5,000	175	3.45%	5,000	177	3.49%

Total interest bearing liabilities	347,369	3,597	1.04%	355,545	4,633	1.30%

Noninterest Bearing Liabilities
Demand deposit accounts	50,331			43,273
Other liabilities	2,438			2,113
Stockholders’ Equity	35,872			34,547

Total Liabilities and Stockholders’ Equity	$436,010			$435,478

Interest rate spread			3.76%			3.47%
Ratio of interest earning assets to interest bearing liabilities			119.08%			116.99%
Net interest income and net interest margin		$16,260	3.93%		$15,220	3.66%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.
(2)	Includes Federal Reserve and Federal Home Loan Bank stock.
(3)	Includes non-accrual loans

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

Deposits, commercial reverse repurchase agreements, and lines of credit are the primary sources of the Bank’s funds for lending and investing activities. As of December 31, 2011 the Company’s deposit and repurchase agreement balances increased $6.3 million or 1.8% over December 31, 2010 balances. At December 31, 2011 the Company also had available both secured and unsecured lines of credit with the Federal Home Loan Bank and correspondent banks. Secondary sources of funds are derived from loan repayments and investment maturities. Loan repayments and investment maturities can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates, general market conditions and competition.

The Bank offers a variety of retail deposit account products to both consumer and commercial deposit customers. The Bank’s deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts and certificate of deposit accounts. The Bank also offers individual retirement accounts. Time deposits comprised 22.3% of the deposit portfolio at December 31, 2011. Core deposits, considered to be noninterest bearing and interest bearing demand deposit accounts, savings deposits and money market accounts, accounted for 77.7% of the deposit portfolio at December 31, 2011. This represents a 0.5% increase in the percentage of core deposits to total deposits. Core deposits accounted for 77.2% of the deposit portfolio at December 31, 2010.

The Bank intends to continue to emphasize retail deposit accounts as its primary source of liquidity. Deposit products are promoted in periodic newspaper advertisements, along with notices provided in customer account statements. The Bank’s market strategy is based on its reputation as a community bank providing quality products and personal customer service.

The Bank pays interest rates on interest bearing deposit products competitive with rates offered by other financial institutions in its market area. Interest rates on deposits are reviewed by management which considers a number of factors including: (1) the Bank’s internal cost of funds; (2) rates offered by competing financial institutions; (3) investing and lending opportunities; and (4) the Bank’s liquidity position.

Jumbo certificates of deposit are accounts of $100,000 or more. These accounts totaled $47.8 million at December 31, 2011 and consisted principally of time certificates of deposit. The following table sets forth the amount and maturity of jumbo certificates of deposit at December 31, 2011:

Three Months or Less	Greater than Three Months to Six Months	Greater than Six Months to One Year	Greater than One Year	Total
(Dollars in thousands)
$ 14,253	$ 5,886	$ 9,588	$ 18,109	$ 47,836

Securities sold under agreements to repurchase represent transactions with customers for correspondent or commercial account cash management services. Securities underlying the repurchase agreements are maintained in the Company’s control. For the years ended December 31, 2011 and 2010, the average cost of these borrowings was 0.46% and 0.65%, respectively.

The Bank maintains a secured borrowing line with the Federal Home Loan Bank (FHLB) with the potential to draw up to $110.4 million, and may borrow up to $19.2 million under secured and unsecured lines established with correspondent commercial banks. In addition, the Bank has the ability to borrow directly from the Federal Reserve Bank discount window. At December 31, 2011, the Bank had advances outstanding of $35.0 million under the Federal Home Loan Bank’s convertible advance program and had no borrowings outstanding under its secured and unsecured lines of credit.

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

The Bank attempts to manage fluctuations in interest rates by matching the maturities of its interest earning assets and interest bearing liabilities. The Bank’s current strategy to manage its sensitivity to interest rate fluctuations is to emphasize adjustable rate loans and short and intermediate-term fixed rate loans. To reduce the negative impact of engaging in excessive fixed rate lending in a volatile rate environment, the Bank originates long-term fixed rate mortgage loans as a broker for other financial institutions. The partner financial institutions underwrite and fund the loans.

The following table summarizes the anticipated maturities or repricing of the Company’s interest earning assets and interest bearing liabilities as of December 31, 2011, and the Company’s interest sensitivity gap (i.e., interest earning assets less interest bearing liabilities). A positive gap for any time period indicates that more interest earning assets will mature or reprice during that period than interest bearing liabilities. The Company’s goal is to maintain a cumulative gap position for the period of one year or less of plus or minus fifteen percent in order to mitigate the impact of changes in interest rates on liquidity, interest margins and operating results. The actual results show the Bank to be negatively gapped cumulatively in the three to twelve month category.

The analysis presented below represents a modified gap position for interest sensitive assets and liabilities at December 31, 2011.

Interest Sensitivity Gap Analysis

December 31, 2011	Within Three Months	After Three but within Twelve Months	After One but within Five Years	After Five Years	Total

	(Dollars in thousands)
Assets
Federal funds sold and other overnight investments	$26,583	$0	$0	$0	$26,583
Interest bearing balances with banks	18,288	0	0	0	18,288
Investment securities (1)	20,084	17,146	9,362	40,299	86,891
Loans (2) (3)	56,123	41,470	130,583	56,423	284,599

	$121,078	$58,616	$139,945	$96,722	$416,361

Liabilities
Interest bearing liabilities
NOW accounts (5)	$6,583	$3,291	$23,041	$0	$32,915
Money market accounts (5)	29,742	2,635	15,127	0	47,504
Savings accounts (5)	65,632	13,504	55,906	0	135,042
Certificates of deposit (4)	18,857	28,251	31,148	0	78,256
Commercial repurchase agreements	11,344	0	0	0	11,344
Long-term borrowings	20,000	0	15,000	0	35,000
Junior subordinated debt	5,000	0	0	0	5,000

	$157,158	$47,681	$140,222	$0	$345,061

Interest sensitivity gap	($36,080)	$10,935	($277)	$96,722	$71,300
Cumulative interest sensitivity gap	($36,080)	($25,145)	($25,422)	$71,300
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(8.67%)	(6.04%)	(6.11%)	17.12%

(1)	Net of Federal Reserve Bank, Federal Home Loan Bank stock and other equity investments, debt securities by call date.
(2)	Loans scheduled by contractual maturities.
(3)	Net of non-accrual loans of $6.2 million.
(4)	Certificates of deposits scheduled by contractual maturities.
(5)	NOW, savings and money market accounts are presented using decay rates and historical repricing patterns.

Investment Portfolio

At December 31, 2011, the Bank’s investment portfolio, which totaled $90.5 million, consisted primarily of U.S. Government Agency securities and mortgage-backed agency securities. Additionally, the Company owns $748,750 in stock of the Federal Reserve Bank of Richmond, $2,242,900 in stock of the Federal Home Loan Bank of Atlanta (FHLB) and a $656 thousand investment in a community development activity qualified mutual fund.

Investment decisions are made within policy guidelines established by the Board of Directors. It is the Bank’s policy to invest in non-speculative debt instruments, particularly debt instruments that are guaranteed by the U.S. Government or an agency thereof, to maintain a diversified investment portfolio which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level. The Bank’s investment policy designates the investment portfolio to be classified as “available-for-sale,” unless otherwise designated. At December 31, 2011, 100% of the investment portfolio was classified available-for-sale. The composition of securities at December 31 for each of the past five fiscal years was:

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Available for Sale
U.S. Agency	$48,032	$53,761	$54,788	$47,297	$55,496
State and Municipal	1,136	1,089	1,089	834	868
Mortgage-backed	37,725	40,828	61,415	32,035	24,181
Equity Securities	656	617	591	564	541

Total Securities	$87,549	$96,295	$117,883	$80,730	$81,086

The following table presents maturities and weighted average yields for investments in available-for-sale securities.

	Years to Maturity
	Within One Year		Within One Year to Five Years		Within Five to Ten Years
December 31, 2011	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale
U.S. Agency	$0	0.00%	$32,052	1.48%	$8,761	2.55%
State and Municipal	116	4.20%	493	4.41%	527	3.69%
Mortgage-backed	0	0.00%	0	0.00%	1,972	4.50%

Total Debt Securities	$116	4.20%	$32,545	1.98%	$11,260	2.92%

	Greater than Ten Years
	Amount	Yield	Total
Available for Sale
U.S. Agency	$7,219	3.93%	$48,032
State and Municipal	0	0.00%	1,136
Mortgage-backed	35,753	4.25%	37,725

Total Debt Securities	$42,972	4.19%	$86,893

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

Analysis of Loans

The following table presents the composition of the loan portfolio over the previous five years:

	2011		2010		2009		2008		2007
As of December 31,	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$47,683	16.4%	$51,359	18.3%	$59,900	21.2%	$53,366	19.9%	$46,007	18.7%
Real estate loans
Commercial	114,883	39.5%	94,864	33.9%	82,168	29.2%	78,215	29.1%	71,537	29.0%
Construction	35,026	12.0%	33,534	12.0%	36,185	12.8%	28,381	10.6%	24,563	10.0%
One to four-family (1)	48,314	16.6%	52,960	18.9%	57,098	20.2%	66,964	24.9%	64,796	26.3%
Home equity	36,005	12.4%	36,697	13.1%	34,262	12.2%	27,072	10.1%	21,376	8.7%
Consumer loans	8,870	3.1%	10,664	3.8%	12,479	4.4%	14,422	5.4%	18,070	7.3%

Total loans	290,781	100.0%	280,078	100.0%	282,092	100.0%	268,420	100.0%	246,349	100.0%

Less:
Unearned income	(315)		(162)		(134)		(204)		(161)
Allowance for credit losses	(7,182)		(6,853)		(7,926)		(4,123)		(2,283)

Net loans receivable	$283,284		$273,063		$274,032		$264,093		$243,905

(1)	Includes loans held for sale.

The Bank’s loan portfolio consists of commercial, commercial real estate, residential construction, one- to four-family residential mortgage, home equity and consumer loans. At December 31, 2011 the Bank’s loan portfolio totaled $290.8 million. All of the loans in the Bank’s portfolio are either adjustable-rate with terms to maturity of 30 days to 30 years or short- to intermediate-term fixed-rate loans.

The following table presents the maturity distribution of the loan portfolio:

As of December 31, 2011	Due in One Year or Less	Due after One Year but before Five Years	Due after Five Years	Nonaccrual Loans	90 Days Past Due	Total
	(Dollars in thousands)
Commercial loans	$26,505	$13,888	$6,900	$390	$0	$47,683
Real estate loans
Commercial	17,170	75,086	21,377	1,250	0	114,883
Construction	21,047	12,827	0	1,152	0	35,026
One to four-family	14,145	22,841	8,856	2,472	0	48,314
Home equity	17,783	1,132	16,656	434	0	36,005
Consumer loans	943	4,809	2,634	484	0	8,870

Total loans	$97,593	$130,583	$56,423	$6,182	$0	$290,781

	Due After One Year (1)
	Fixed Rate	Variable Rate	Total
Commercial loans	$18,177	$2,611	$20,788
Real estate loans
Commercial	59,152	37,311	96,463
Construction	12,827	0	12,827
One to four-family	17,144	14,553	31,697
Home equity	17,788	0	17,788
Consumer loans	2,547	4,896	7,443

Total loans	$127,635	$59,371	$187,006

(1)	Excludes nonaccruals loans.

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

Commercial Real Estate Lending. The Bank originates adjustable-rate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings and retail facilities located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may generally be made in amounts up to 80-85% of the lower of the appraised value or sales price of the property, subject to the Bank’s current loans-to-one-borrower limit, which at December 31, 2011, was $6.8 million. These loans may be made with terms up to 30 years if owner occupied and are generally offered at interest rates which adjust annually or annually after an initial three-, five- or seven-year period in accordance with the prime rate, or the 3 and 5 year U.S. Constant Maturity Indices as reported in the Wall Street Journal. In reaching a decision whether to make a commercial real estate loan, the Bank considers the value of the real estate to be financed and the credit strength of the borrower and/or the lessee of the real estate project. The Bank has generally required that properties securing commercial real estate loans have debt service coverage ratios of at least 1.2:1.

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

Construction Lending. The Bank originates construction loans on both one- to four-family residences and on commercial real estate properties. The Bank originates two types of residential construction loans, consumer and builder. The Bank originates consumer construction loans to build a primary residence, a secondary residence, or an investment or rental property. The Bank will originate builder construction loans to companies engaged in the business of constructing homes for resale. These loans may be for homes currently under contract for sale, model homes from which other homes will be marketed within a subdivision or, on a very limited basis, homes built for speculative purposes to be marketed for sale during construction. The Bank offers permanent end-financing to the Bank’s construction loan customers generally on a 3/1 or 5/1 Adjustable Rate Mortgage (“ARM”) basis.

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

At December 31, 2011, the Bank had construction loans, including land acquisition and development loans, totaling $35.0 million, or 12.0% of the Bank’s total loan portfolio, of which $365 thousand consisted of one- to four-family residential construction loans, $9.6 million consisted of commercial real estate construction loans and $25.0 million consisted of land acquisition and development loans. Construction loans are generally considered to involve a higher degree of credit risk than long-term financing of improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest. Also, the Bank assumes certain risks associated with the borrowers’ ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, the Bank may be faced with a project which, when completed, has a value that is insufficient to assure full repayment.

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

At December 31, 2011, one- to four-family residential mortgage loans totaled $48.3 million, or 16.6% of total loans. Of the one-to four-family mortgage loans outstanding at that date, $22.3 million were fixed-rate loans with terms of up to fifteen years with a balloon payment at the end of the term, and $26.0 million were adjustable-rate loans with terms of up to 30 years and interest rates which adjust annually from the outset of the loan or which adjust annually after a 3 or 5 year initial period in which the loan has a fixed rate. The interest rates for the majority of the Bank’s adjustable-rate mortgage loans are indexed to the one-year Treasury Constant Maturity Index. Interest rate increases on such loans are limited to a 2% annual adjustment cap with a maximum adjustment of 6% over the life of the loan.

The Company also originates fixed-rate residential mortgage loans as a broker for other financial institutions. The partner financial institutions underwrite and fund the loans. This enables the Company to expand the product offerings to its customers, earn fee income and manage its exposure to increases in interest rates.

The origination of and retention of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank’s exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default.

Periodic and lifetime floors on interest rate increases help to reduce the risks associated with the Bank’s adjustable-rate loans, but also limit the interest rate sensitivity of its adjustable-rate mortgage loans.

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

Home Equity Lending. As of December 31, 2011, home equity loans totaled $36.0 million, or 12.4% of the Bank’s total loan portfolio. Fixed-rate, fixed-term home equity loans and adjustable rate home equity lines of credit are generally offered in amounts up to 80% of the market value of the security property. Home equity lines of credit are offered with terms up to twenty years. Of the $36.0 million in home equity loans, $18.0 million are fixed rate with terms up to 10 years. The remaining $18.0 million of the Bank’s home equity loans are adjustable rate and reprice with changes in the Wall Street Journal prime rate.

Consumer Lending. The Bank’s portfolio of consumer loans primarily consists of adjustable rate, personal lines of credit and generally fixed rate installment loans secured by new or used automobiles, new or used boats, and loans secured by deposit accounts. At December 31, 2011, consumer loans totaled $8.9 million or 3.1% of total loans outstanding. Consumer loans are generally originated in the Bank’s primary market area.

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

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Bank’s Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $2.2 million for the year ended December 31, 2011 and $2.1 million in 2010. The increase in provision was primarily the result of an increase of $10.7 million in loans outstanding at December 31, 2011 compared to December 31, 2010. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the level of nonperforming loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans increased by $10.7 million for the year ended December 31, 2011. The Bank recorded charge-offs of $2.2 million on loans deemed uncollectible and recovered $335 thousand on previously charged-off loans. As of December 31, 2011, the Bank’s allowance for credit losses was $7.2 million or 2.47% of total loans and 102.3% of nonperforming loans as compared to $6.9 million, or 2.45% of total loans and 81.7% of nonperforming loans as of December 31, 2010. The Bank had total nonperforming loans of $7.0 million at December 31, 2011 and $8.4 million at December 31, 2010, and nonperforming loans to total assets of 1.67% and 1.94% at December 31, 2011 and December 31, 2010, respectively.

The Bank places loans on a nonaccrual status after 90 days of not having received contractual principal or interest payments unless the loan is well secured and in the process of collection. In addition the Bank maintains a watch list of loans on a monthly basis that warrant more than the normal level of management supervision. At December 31, 2011 the Bank had approximately $42.7 million in watch list loans compared to $33.3 million at December 31, 2010.

At December 31, 2011 $6.2 million in loans were classified as nonaccrual compared to $7.8 at December 31, 2010. Approximately 40.0% of the year-end nonaccrual total consisted of one- to four-family loans; commercial mortgages accounted for approximately 20.2%, while acquisition and development loans were approximately 18.7% of the total. Home equity loans represented 7.0% of the total, consumer and installment loans accounted for 7.8% and commercial loans 6.3% of the total nonaccrual loans at December 31, 2011.

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

At December 31,	2011		2010
(Dollars in thousands)	Amount	Loan Mix	Amount	Loan Mix
Amount applicable to:
Commercial	$1,387	16.4%	$1,868	18.3%
Real estate
Commercial	2,155	39.5%	1,374	33.9%
One to four-family	1,422	29.0%	1,257	32.0%
Construction	1,817	12.0%	1,831	12.0%
Consumer	401	3.1%	523	3.8%

Total allowance	$7,182	100.0%	$6,853	100.0%

Analysis of Credit Risk

Activity in the allowance for credit losses for the two years ended December 31 is shown below:

	2011	2010
Total loans outstanding – at December 31 (1)	$290,466	$279,916
Average loans outstanding for the year	289,502	276,984
Allowance for credit losses at beginning of period	$6,853	$7,926

Provision charged to expense	2,190	2,148

Chargeoffs:
Commercial loans	1,183	1,169
Real estate loans	810	1,610
Consumer and other loans	203	526

Total	2,196	3,305

Recoveries:
Commercial loans	19	43
Real estate loans	294	6
Consumer and other loans	22	35

Total	335	84

Net charge-offs	1,861	3,221

Allowance for credit losses at end of year	$7,182	$6,853

Allowance for credit losses as a percent of total loans	2.47%	2.45%
Net charge-offs as a percent of average loans	0.64%	1.16%

(1)	Net of deferred fees and costs.

Nonperforming Loans and Other Delinquent Assets

Management performs reviews of all delinquent loans. Management will generally classify loans as nonaccrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Company will recognize interest on nonaccrual loans only when received. As of December 31, 2011 and 2010, the Company had $6.2 and $7.8 million of nonaccrual loans, respectively. (See the previous discussion under the heading “Provision for Credit Losses and Credit Risk Management” for additional comments regarding nonaccrual loan activity.)

The Company considers a loan to be a troubled debt restructuring when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. The Company may consider granting a concession in an attempt to protect as much of its investment as possible.

The restructuring of a loan may include, but is not necessarily limited to: (1) the transfer from the borrower to the Bank of real estate, receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan (2) the issuance or other granting of an equity interest to the Company by the borrower to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt in to an equity interest (3) a modification of the loan terms, such as a reduction of the stated interest rate, principal, or accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, or (4) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement and (5) a reduction of accrued interest. The current outstanding balance of troubled debt restructurings as of December 31, 2011 included $857,000 of loans in accrual status and $1.8 million of loans classified as nonaccrual.

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of December 31, 2011 the Company held $1.2 million in real estate owned as a result of foreclosure. The Company held $1.6 million in real estate owned at December 31, 2010. Property held as the result of repossession totaled $52 thousand at December 31, 2011 and $145 thousand at December 31, 2010.

The following table shows the amounts of nonperforming assets at December 31 for the past five years.

	2011	2010	2009	2008	2007
		(Dollars in thousands)
Nonaccrual loans:
Commercial	$390	$2,107	$6,718	$292	$116
Real estate	5,308	5,054	9,532	3,397	532
Consumer	484	630	517	604	139
Accrual loans – past due 90 days
Commercial	0	0	33	0	0
Real estate	0	598	0	2,005	172
Consumer	0	0	0	0	0
Restructured loans	856	0	0	0	0

Total nonperforming loans	7,038	8,389	16,800	6,298	959
Real estate owned	1,222	1,608	2,398	0	0
Repossessed assets	52	145	122	182	137

Total nonperforming assets	$8,312	$10,142	$19,320	$6,480	$1,096

Allowance for credit losses to total nonperforming loans	102.03%	81.69%	47.18%	65.47%	238.06%
Ratio of nonperforming loans to total loans	2.42%	3.00%	5.96%	2.35%	0.39%
Ratio of nonperforming assets to total assets	1.88%	2.35%	4.35%	1.64%	0.30%

Contractual Obligations

The Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date.

Payments due by Period	Total	Less than one year	One to three years	Three to five years	More than five years
		(Dollars in thousands)
Deposits with a stated maturity	$78,256	$47,108	$21,631	$9,517	$0
Long-term borrowings	35,000	0	5,000	0	30,000
Junior subordinated debentures	5,000	0	0	0	5,000
Operating lease obligations	9,452	384	1,302	1,170	6,596
Data processing contracts	1,114	374	740	0	0

	$128,822	$47,866	$28,673	$10,687	$41,596

Off-Balance Sheet Arrangements

As of December 31, 2011, the Company had a wholly-owned statutory trust formed for the purpose of issuing junior subordinated debentures in the form of trust preferred securities. The statutory trust has not been consolidated with the holding company.

The Company does have significant commitments to fund loans in the ordinary course of business. Such commitments and resulting off-balance sheet risk is discussed further in Note 5 to the consolidated financial statements.

With the exception of these off-balance sheet arrangements, the Company has no-off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, capital expenditures or capital resources.

Capital Management

Total stockholders’ equity was $37.4 million at December 31, 2011, representing an increase of $2.6 million or 7.5% from December 31, 2010. The growth of stockholders’ equity during 2011 as compared to the same period in 2010 was attributable to income of $2.2 million and improvement in other comprehensive income of $695 thousand.

On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000.

Offsetting the increase in stockholder’s equity attributable to net income and the increase in accumulated other comprehensive income were $408 thousand in preferred stock dividends. Stock based compensation, stock purchases through the Company’s Employee Stock Purchase Plan and the exercise of options added $136 thousand to the stockholder’s equity for the period ended December 31, 2011.

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

The risk-based capital standard requires the maintenance of Tier 1 and Total capital (which is defined as Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 4% and 8%, respectively. A well-capitalized institution has Tier 1 and Total capital to risk-weighted assets of at least 6% and 10%, respectively, and a leverage ratio of at least 5%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the Federal Reserve capital regulations, based on the risks the agency believes are inherent in the type of asset. The regulators have recently added a market risk adjustment to cover a bank’s trading account and foreign exchange and commodity positions. The components of Tier 1 capital are equivalent to those discussed above. Tier 2 capital may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock and the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of Tier 1 capital.

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

At December 31, 2011, the Company’s Tier 1 and Total Risk-based capital ratios were 12.8% and 14.0%, respectively. At December 31, 2010, the Bank’s Tier 1 and Total Risk-based capital ratios were 12.8% and 14.1%, respectively. The Bank was considered well-capitalized for regulatory purposes as of December 31, 2011. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed with this report:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2011 and 2010

Consolidated Statements of Income — For the years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows — For the years ended December 31, 2011 and 2010

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

Report on Internal Control Over Financial Reporting

The management of the Company, including its Chairman and Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including its Chairman and Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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
March 26, 2012

ANNAPOLIS BANCORP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Annapolis Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Annapolis Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annapolis Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 26, 2012

ANNAPOLIS BANCORP, INC.

Consolidated Balance Sheets ($000)

December 31,	2011	2010
Assets
Cash and due from banks	$2,026	$7,854
Interest bearing balances with banks	18,288	16,856
Federal funds sold and other overnight investments	26,583	11,984
Investment securities available for sale, at fair value	87,549	96,295
Federal Reserve Bank and Federal Home Loan Bank stock	2,992	3,035
Loans held for sale	0	1,379
Loans, less allowance for credit losses of $7,182 and $6,853	283,284	271,684
Premises and equipment, net	8,418	8,787
Accrued interest receivable	1,279	1,567
Deferred income taxes	2,617	2,929
Investment in bank owned life insurance	5,624	5,442
Prepaid FDIC insurance	1,198	1,639
Real estate owned	1,222	1,608
Other assets	490	1,081

Total assets	$441,570	$432,140

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$56,664	$45,514
Interest bearing	293,717	295,400
Securities sold under agreements to repurchase	11,344	14,558
Long-term borrowings	35,000	35,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and dividends payable	219	239
Other liabilities	2,258	1,655

Total liabilities	404,202	397,366

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 8,152 shares at December 31, 2011 and 2010, net of discount of $6 and $89, respectively	8,146	8,063
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,958,293 shares in 2011 and 3,922,006 shares in 2010	39	39
Warrants	234	234
Paid in capital	11,779	11,643
Retained earnings	16,179	14,499
Accumulated other comprehensive income	991	296

Total stockholders’ equity	37,368	34,774

Total liabilities and stockholders’ equity	$441,570	$432,140

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Income ($000 except per share data)

Years Ended December 31,	2011	2010
Interest and Dividend Income
Loans, including fees	$17,157	$16,013
Interest bearing balances with banks	21	32
Federal funds sold and other overnight investments	40	32
Mortgage-backed securities	1,404	1,875
U.S. Treasury securities and obligations of other U.S. Government agencies	1,111	1,783
State and municipal securities	44	44
Equity securities	80	74

Total interest and dividend income	19,857	19,853

Interest Expense
Certificates of deposit, $100,000 or more	563	675
Other deposits	1,658	2,523
Securities sold under agreements to repurchase	74	107
Interest on long-term borrowings	1,302	1,328

Total interest expense	3,597	4,633

Net interest income	16,260	15,220
Provision for credit losses	2,190	2,148

Net interest income after provision for credit losses	14,070	13,072

Noninterest Income
Service charges and fees on deposits	1,250	1,193
Mortgage banking fees	139	74
Other fee income	311	494
Net gain on sale of loans	166	159
Net loss on sale of securities, available for sale	0	(55)
Net gain (loss) on sale of real estate owned and repossessed assets	8	(51)
(Loss) gain on disposal of fixed assets	(32)	1

Total noninterest income	1,842	1,815

Noninterest Expense
Personnel	7,049	6,801
Occupancy and equipment	1,560	1,603
Data processing	847	836
Legal and professional fees	439	554
Marketing and advertising	348	352
FDIC insurance	440	562
Other operating expenses	1,880	1,677

Total noninterest expense	12,563	12,385

Income Before Income Taxes	3,349	2,502
Income Tax Expense	1,178	886

Net Income	2,171	1,616
Preferred Stock Dividend and Discount Accretion	490	485

Net Income Available to Common Shareholders	$1,681	$1,131

Basic earnings per common share	$0.43	$0.29
Average common shares outstanding before the effect of grants, options and warrants	3,949,717	3,909,688
Diluted earnings per common share	$0.39	$0.29
Average common shares outstanding with the effect of grants, options and warrants	4,261,423	3,946,656

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income ($000)

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income

For the years ended December 31, 2011 and 2010
BALANCE JANUARY 1, 2010	$7,985	$39	$234	$11,500	$13,368	($494)	$32,632
Net income	0	0	0	0	1,616	0	1,616	1,616
Preferred stock dividends declared and discount accretion	78	0	0	0	(485)	0	(407)
Stock-based compensation	0	0	0	30	0	0	30
Issuance of restricted stock	0	0	0	60	0	0	60
Stock options exercised	0	0	0	43	0	0	43
Employee stock purchase plan	0	0	0	10	0	0	10
Reclassification adjustment for Securities losses, net of taxes of $20 included in net income						35	35	35
Unrealized gain on investment securities available for sale, net of income taxes of $495	0	0	0	0	0	755	755	755

BALANCE DECEMBER 31, 2010	8,063	39	234	11,643	14,499	296	34,774	2,406

Net income	0	0	0	0	2,171	0	2,171	2,171
Preferred stock dividends declared and discount accretion	83	0	0	0	(491)	0	(408)
Stock-based compensation	0	0	0	59	0	0	59
Issuance of restricted stock	0	0	0	55	0	0	55
Stock options exercised	0	0	0	14	0	0	14
Employee stock purchase plan	0	0	0	8	0	0	8
Unrealized gain on investment securities available for sale, net of income taxes of $453	0	0	0	0	0	695	695	695

BALANCE DECEMBER 31, 2011	$8,146	$39	$234	$11,779	$16,179	$991	$37,368	$2,866

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Cash Flows ($000)

Years Ended December 31,	2011	2010
Cash Flows from Operating Activities
Net income	$2,171	$1,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	591	619
Provision for credit losses	2,190	2,148
Origination of loans held for sale	(8,186)	(22,549)
Proceeds from sale of loans held for sale	9,731	24,625
Stock-based compensation	114	90
Deferred income taxes	(141)	458
Earnings on life insurance policies	(182)	(216)
Amortization of premiums and accretion of discounts, net	305	408
Gain on sale of real estate owned	(18)	0
Gain on sale of loans held for sale	(166)	(159)
Loss on sale of securities, available for sale	0	55
Loss on sale of repossessed assets	10	50
Loss on write-down and disposals of fixed assets	231	0
(Increase) decrease in:
Accrued interest receivable	288	367
Prepaid FDIC insurance	441	964
Real estate owned	(34)	0
Repossessed assets	19	0
Other assets	485	(974)
(Decrease) increase in
Accrued interest payable	32	(24)
Accrued income taxes, net of taxes refundable	198	(47)
Deferred loan origination fees	153	(28)
Other liabilities	353	370

Net cash provided by operations	8,585	7,773

Cash Flows from Investing Activities
Proceeds from sales and maturities of securities available for sale	45,478	63,310
Purchase of securities available for sale	(35,846)	(40,655)
Purchase of life insurance policy	0	(1,000)
Net increase in federal funds sold	(14,599)	(3,294)
Net increase in interest bearing certificates of deposit.	(1,432)	(6,718)
Net increase in loans receivable	(13,943)	(4,174)
Proceeds from sale of repossessed assets	117	181
Proceeds from sale of real estate owned	385	1,642
Purchases of premises and equipment, net of disposals	(440)	(160)

Net cash (used in) provided by investing activities	(20,280)	9,132

Cash Flows from Financing Activities
Net increase (decrease) in:
Time deposits	636	(19,271)
Other deposits	8,831	9,722
Securities sold under agreements to repurchase	(3,214)	(84)
Repayment of long-term borrowings	0	(5,000)
Proceeds from stock options exercised	14	43
Proceeds from issuance of common stock	8	10
Payment of preferred stock dividend	(408)	(407)

Net cash provided (used in) by financing activities	5,867	(14,987)

Net (decrease) increase in cash and cash equivalents	(5,828)	1,918
Cash and cash equivalents at beginning of year	7,854	5,936

Cash and cash equivalents at end of year	$2,026	$7,854

Supplemental Cash Flow Information
Interest paid, including interest credited to accounts	$3,620	$4,660
Income taxes paid	1,298	1,082
Non-cash investing activities
Transfers from loans to other assets and real estate owned	$97	$1,106

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Notes to Consolidated Financial Statements ($000 except share data)

For the years ended December 31, 2011 and 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies in the consolidated financial statements conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications have been made to the 2010 consolidated financial statements to conform with the 2011 presentation.

Business

Annapolis Bancorp, Inc. (the “Company”) was incorporated on May 26, 1988, under the laws of the State of Maryland to serve as a bank holding company. The Company (as a bank holding company) and BankAnnapolis (the “Bank”) are subject to governmental supervision, regulation, and control.

The principal business of the Bank is to make loans and other investments and to accept savings and time and demand deposits. The Bank’s primary market area is in Anne Arundel County, Maryland, although the Bank’s business development efforts generate business outside of the area. The Bank offers a broad range of banking products including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit and other banking services.

The Bank funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit. The Bank’s customers are primarily individuals and small businesses.

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

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value; (2) the financial condition of the issuer or issuers and (3) the structure of the security.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the term of the respective lease plus the first optional renewal period, if applicable. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life of the asset.

Loans Held for Sale

Beginning in 2008 and ending in mid 2011, the Company engaged in the sale of residential mortgage loans. Loans held for sale were carried at the lower of aggregate cost or fair market value. Fair market value was determined by secondary market quotations for similar instruments. Gains and losses on the sale of these instruments were recognized after the loans sold were no longer subject to recourse from the purchasers, which was generally 90 days. The gains are shown as a component of noninterest income in the Consolidated Statement of Income.

The Company’s current practice is to originate fixed-rate mortgage loans as a broker for other financial institutions. The partner financial institutions underwrite and fund the loans directly. This allows the Company to expand the product offerings to its customers, earn fee income and manage its exposure to interest rate changes.

Loans

Loans are stated at their principal balance outstanding, plus deferred origination costs, less unearned discounts, less deferred origination fees and the allowance for credit losses.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographic areas including unemployment levels and other pertinent factors including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Credit losses are charged off against the allowance while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

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

Qualitative factors include: levels and trends in delinquencies and non-accruals; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; national and local economic trends and conditions; concentrations of credit; quality of the bank’s loan review system; and, external factors, such as competition, legal and regulatory requirements. See the notes to consolidated financial statements included in Item 8 on the Form 10-K for additional details about the Bank’s methodology for estimated the appropriate level of the allowance for credit losses.

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

In May, 2011, FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material impact on its financial condition or results of operations.

In June, 2011, FASB issued ASU No. 2011-05, “Amendments to Topic 220, Comprehensive Income.” Under the amendments in this ASU an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-05 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of ASU 2011-05 and does not expect it to have a material impact on the Company’s future financial statements.

In December, 2011 FASB issued ASU 2011-11, “Balance Sheet (Topic 210) -“Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

In December, 2011 FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s financial statements.

2. CASH AND DUE FROM BANKS

Banks are required to carry cash reserves of specified percentages of deposit balances. The Bank’s normal balances of cash on hand and on deposit with other banks are sufficient to satisfy these reserve requirements.

The Bank normally maintains balances with other banks that exceed the federally insured limit. The average balance maintained in excess of the limit, including federal funds sold to the same bank, was approximately $7.6 million. At December 31, 2011 the Bank had invested $181 thousand in the Certificate of Deposit Account Registry Service® known as CDARS®.

3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available for sale
U.S. Government agency	$47,782	$306	$56	$48,032
State and municipal	1,077	59	0	1,136
Residential mortgage-backed securities	36,435	1,372	82	37,725
Other equity securities	618	38	0	656

	$85,912	$1,775	$138	$87,549

December 31, 2010
Available for sale
U.S. Government agency	$54,062	$209	$510	$53,761
State and municipal	1,079	10	0	1,089
Residential mortgage-backed securities	40,067	873	112	40,828
Other equity securities	599	18	0	617

	$95,807	$1,110	$622	$96,295

There were no sales of securities in 2011 while the proceeds from the sale of securities in 2010 totaled $13.8 million. Gains of $70 thousand and losses of $125 thousand were recognized on the sale of securities in 2010. Gains and losses are determined using the specific identification method.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2011 and 2010 are as follows:

	Less than 12 months		12 months or more		Total
December 31, 2011 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. Government Agency	$16,044	$56	$0	$0	$16,044	$56
Residential mortgage-backed securities	0	0	1,854	82	1,854	82

	$16,044	$56	$1,854	$82	$17,898	$138

December 31, 2010
(dollars in thousands)
U. S. Government Agency	$24,934	$500	$897	$10	$25,831	$510
Residential mortgage-backed securities	3,118	10	2,401	102	5,519	112

	$28,052	$510	$3,298	$112	$31,350	$622

The available-for-sale investment portfolio has a fair value of approximately $87.5 million at December 31, 2011 and $96.3 million at December 31, 2010. As of December 31, 2011, $48.0 million of the investment security portfolio were U.S. Government Agency securities, $1.1 million were state and municipal securities, $37.7 million were mortgage-backed securities and $657 thousand were equity securities. Of the $37.7 million in mortgage-backed securities, $35.8 million were government agency issue while $1.9 million were private issue. As of December 31, 2010, $53.8 million were U.S. Government Agency securities, $1.1 million were state and municipal securities, $40.8 million were mortgage-backed securities, and $617 thousand were equity securities. Of the $40.8 million in mortgage-backed securities, $37.7 million were government agency issue while $3.1 million were private issue. At December 31, 2011 $17.9 million or 20.4% showed an unrealized loss from the purchase price while $29.6 million or 30.7% showed an unrealized loss from the purchase price at December 31, 2010. As of December 31, 2011 $16.0 million or 89.6% of these securities were government agency bonds and $1.9 million or 10.4% were mortgage-backed securities. As of December 31, 2010 $25.8 million or 87.4% of these securities were government agency bonds and $3.7 million or 12.6% were mortgage-backed securities. As of December 31, 2011 and 2010 $1.9 million and $2.4 million, respectively of the mortgaged-back securities showing unrealized losses were private issue. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011. The unrealized losses shown in the table above are the result of market changes in interest rates since the original purchase. The Company has used a variety of tools to analyze the contents of its security portfolio and at this time does not believe that the unrealized losses in the portfolio shown in the table above are other than temporary. At December 31, 2011 and 2010 mortgaged-backed securities with a fair market value of $1.9 million and $2.4 million, respectively, carried bond ratings below investment grade. These securities were evaluated by an independent third-party consulting firm and were deemed by management not to be other-than-temporarily impaired at December 31, 2011 and 2010. The valuation uses an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity. At December 31, 2011, both securities were current on both principal and interest payments.

The amortized cost and estimated fair -value of securities by contractual maturities at December 31, 2011 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
December 31, 2011	Amortized Cost	Estimated Fair Value
Due within one year	$115	$116
Due after one through five years	26,468	26,538
Due after five years	58,711	60,239
Equity securities	618	656

	$85,912	$87,549

At December 31, 2011 and 2010 investments available for sale with a carrying value of $11.4 million and $25.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required by law.

4. LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The Bank’s loan portfolio consists of commercial, commercial real estate, residential construction, one- to four-family residential mortgage, home equity and consumer loans. The portfolio balances as of December 31, 2011 and 2010 are as follows:

	2011	2010
Commercial	$47,683	$51,359
Real estate
Commercial	114,883	94,864
Construction	35,026	33,534
One to four-family	48,314	51,581
Home equity	36,005	36,697
Consumer	8,870	10,664

	290,781	278,699

Deferred loan fees, net	(315)	(162)
Allowance for credit losses	(7,182)	(6,853)

	(7,497)	(7,015)

Loans, net	$283,284	$271,684

The maturity and rate repricing distribution of the loan portfolio is as follows:

	2011	2010
Repricing or maturing within one year	$100,804	$117,574
Maturing over one to five years	132,637	102,755
Maturing over five years	57,340	58,370

	$290,781	$278,699

The Company’s goal is to mitigate risks inherent in the loan portfolio. Commercial loans and loans secured by real estate make up the majority of the loan portfolio, accounting for 97% of the portfolio as of December 31, 2011 and 96% as of December 31, 2010. To mitigate risk, commercial loans are generally secured by receivables, inventories, equipment and other assets of the business. Personal guarantees of the borrowers are generally required.

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

The following table shows the allowance for credit losses and recorded investment in loans receivable for the years ended December 31, 2011 and 2010:

Allowance for Credit Losses and Recorded Investment in Loans Receivable

for the Years Ended December 31, 2011 and 2010

	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
2011
Beginning balance, December 31, 2010	$1,868	$3,205	$1,257	$523	$0	$6,853
Charge-offs	1,183	614	196	203	0	2,196
Recoveries	19	34	260	22	0	335
Provision	683	1,347	101	59	0	2,190

Ending balance, December 31, 2011	$1,387	$3,972	$1,422	$401	$0	$7,182

Period ending amount allocated to: Individually evaluated for impairment	$195	$731	$475	$161	$0	$1,562

Period ending amount allocated to: Collectively evaluated for impairment	$1,192	$3,241	$947	$240	$0	$5,620

Period ending amount: Loans acquired with deteriorating credit quality	$0	$0	$0	$0	$0	$0

Loans individually evaluated for impairment	$1,397	$2,444	$3,055	$485	$0	$7,381

Loans collectively evaluated for impairment	$46,286	$147,465	$81,264	$8,385	$0	$283,400

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
2010
Allowance for credit losses:
Beginning balance, December 31, 2009	$2,923	$3,655	$901	$447	$0	$7,926
Charge-offs	1,170	1,388	221	526	0	3,305
Recoveries	43	0	6	35	0	84
Provision	72	938	571	567	0	2,148

Ending balance, December 31, 2010	$1,868	$3,205	$1,257	$523	$0	$6,853

Period ending amount allocated to: Individually evaluated for impairment	$545	$351	$416	$150	$0	$1,462

Period ending amount allocated to: Collectively evaluated for impairment	$1,323	$2,854	$841	$373	$0	$5,391

Period ending amount: Loans acquired with deteriorating credit quality	$0	$0	$0	$0	$0	$0

Loans individually evaluated for impairment	$2,107	$3,033	$2,619	$630	$0	$8,389

Loans collectively evaluated for impairment	$49,252	$123,036	$87,988	$10,034	$0	$270,310

Nonaccrual loans totaled approximately $6.2 million and $7.8 million at December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, $1.6 million and $1.5 million, respectively, of loan loss allowances were allocated to all loans classified as impaired.

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

The Company uses a risk rating matrix to assign a risk grade to each loan. The Risk Ratings are divided into five general categories:

1.	Risk Ratings 1 - 7 are assigned to “Pass” credits.

2.	Risk Rating 7 is assigned to “Watch” credits.

3.	Risk Rating 8 is assigned to “Criticized” credits.

4.	Risk Ratings 9 and 10 are assigned to “Classified” credits.

5.	Risk Rating 11 is assigned to “Loss” credits.

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

The following table presents credit quality indicators:

Credit Quality Indicators

as of December 31, 2011 and 2010

		Commercial Real Estate
	Commercial	Construction	Other
(Dollars in thousands)	2011	2011	2011
Risk Rating:
Other Assets Especially Mentioned	$2,181	$2,432	$7,944
Substandard	3,571	1,986	3,194
Doubtful	32	1,152	1,250
Loss	0	0	0

	$5,784	$5,570	$12,388

	Residential	Consumer
	2011	2011
Risk Rating:
Other Assets Especially Mentioned	$1,867	$290
Substandard	2,632	348
Doubtful	1,418	215
Loss	0	0

	$5,917	$853

		Commercial Real Estate
	Commercial	Construction	Other
(Dollars in thousands)	2010	2010	2010
Risk Rating:
Other Assets Especially Mentioned	$7,358	$1,671	$8,938
Substandard	2,048	7,010	2,438
Doubtful	600	0	0
Loss	0	0	0

	$10,006	$8,681	$11,376

	Residential	Consumer
	2010	2010
Risk Rating:
Other Assets Especially Mentioned	$1,517	$123
Substandard	3,868	575
Doubtful	0	0
Loss	0	0

	$5,385	$698

The following table presents an age analysis of past due loans receivable:

Age Analysis of Past Due Loans Receivable

As of December 31, 2011 and 2010

(Dollars in thousands)	30-59 Days Past Due	59-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2011
Commercial	$0	$32	$178	$210	$47,473	$47,683	$0
Commercial Real Estate
Construction	229	0	1,152	1,381	33,645	35,026	0
Other	482	0	0	482	114,401	114,883	0
Residential	687	0	1,972	2,659	81,660	84,319	0
Consumer	23	0	342	365	8,505	8,870	0

	$1,421	$32	$3,644	$5,097	$285,684	$290,781	$0

2010
Commercial	$191	$691	$2,079	$2,961	$48,398	$51,359	$0
Commercial Real Estate
Construction	3,515	0	1,585	5,100	28,434	33,534	180
Other	488	239	1,449	2,176	92,688	94,864	419
Residential	1,669	596	1,795	4,060	84,218	88,278	0
Consumer	189	108	187	484	10,180	10,664	0

	$6,052	$1,634	$7,095	$14,781	$263,918	$278,699	$599

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

The following tables presents a summary of impaired loans for the years ended December 31, 2011and 2010:

Impaired Loans

for the Year Ended December 31, 2011 and 2010

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2011
With no related allowance recorded
Commercial	$242	$242	$0	$950	$9
Commercial real estate	0	0	0	595	0
Residential real estate	1,074	1,074	0	1,472	47
Consumer	195	195	0	188	11

	1,511	1,511	0	3,205	67

With an allowance recorded
Commercial	$1,156	$1,156	$195	$700	$4
Commercial real estate	2,444	2,444	731	3,597	196
Residential real estate	1,981	1,981	475	1,681	63
Consumer	289	289	161	243	20

	5,870	5,870	1,562	6,221	283

Total
Commercial	$1,398	$1,398	$195	$1,650	$13
Commercial real estate	2,444	2,444	731	4,192	196
Residential real estate	3,055	3,055	475	3,153	110
Consumer	484	484	161	431	31

	$7,381	$7,381	$1,562	$9,426	$350

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2010
With no related allowance recorded
Commercial	$1,009	$1,009	$0	$539	$43
Commercial real estate	1,628	1,628	0	1,940	0
Residential real estate	1,478	1,478	0	1,060	73
Consumer	181	181	0	439	14

	4,296	4,296	0	3,978	$130

With an allowance recorded
Commercial	$1,098	$1,098	$545	$2,293	$3
Commercial real estate	1,405	1,405	351	3,371	24
Residential real estate	1,341	1,341	416	1,347	21
Consumer	249	249	150	241	19

	4,093	4,093	1,462	7,252	67

Total
Commercial	$2,107	$2,107	$545	$2,832	$46
Commercial real estate	3,033	3,033	351	5,311	24
Residential real estate	2,819	2,819	416	2,407	94
Consumer	430	430	150	680	33

	$8,389	$8,389	$1,462	$11,230	$197

Interest income that would have been recorded under the original terms of nonaccrual loans and the interest actually recognized for the years ended December 31, 2011 and 2010 is summarized below:

	2011	2010
Interest income that would have been recognized	$1,045	$1,638
Interest income recognized	350	906

Interest income not recognized	$695	$732

The Bank lends to customers located primarily in Anne Arundel County and surrounding areas of central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Loans that were 90 days or more past due, including nonaccrual loans were $3.6 million at December 31, 2011 and $7.7 million at December 31, 2010.

Certain officers and directors (and directors’ companies which have a 10% or more beneficial ownership) have loans with the Bank. Such loans were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and are being repaid as agreed.

A summary of the activity of these loans follows:

	2011	2010
Beginning balance	$10,279	$10,785
Advances	2,463	1,123
Repayments	(2,265)	(1,741)
Change in officers and directors, net	5,346	112

Ending balance	$15,823	$10,279

The Company considers a loan to be a troubled debt restructuring when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. The Company may consider granting a concession in an attempt to protect as much of its investment as possible.

The restructuring of a loan may include, but is not necessarily limited to: (1) the transfer from the borrower to the Bank of real estate, receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan (2) the issuance or other granting of an equity interest to the Company by the borrower to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt in to an equity interest (3) a modification of the loan terms, such as a reduction of the stated interest rate, principal, or accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, or (4) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement and (5) a reduction of accrued interest. The current outstanding balance of troubled debt restructurings as of December 31, 2011 included $857,000 of loans in accrual status and $1.8 million of loans classified as nonaccrual. The following table presents a summary of loans that the Company considers to be troubled debt restructurings as of and for the twelve months ended December 31, 2011:

	Modifications December 31, 2011
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	3	$840	$840
Commercial real estate	2	1,863	1,298
Residential real estate	3	453	453
Consumer	1	46	46

	9	$3,202	$2,637

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted
Troubled Debt Restructurings
Commercial	0	$0
Commercial real estate	0	0
Residential real estate	0	0
Consumer	0	0

	0	$0

5. CREDIT COMMITMENTS

Loan commitments outstanding, unused lines of credit and letters of credit are as follows:

Dollars in thousands	2011	2010
Loan commitments and lines of credit
Commercial	$30,413	$26,726
Commercial real estate	8,928	9,255
Residential real estate	27,930	28,538
Consumer	702	715

	$67,973	$65,234

Letter of credit
Deposit secured	$894	$941
Other	1,362	1,236

	$2,256	$2,177

Loan commitments including lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have variable interest rates, fixed expiration dates and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Loan commitments and lines and letters of credit are made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss the Company will incur by the funding of these commitments.

6. INVESTMENT IN BANK OWNED LIFE INSURANCE

In 2002, the Bank purchased single premium policies of Bank Owned Life Insurance (BOLI) amounting to $3,110,000. During 2010 an additional single premium policy in the amount of $1.0 million was purchased. The increase in cash surrender value was recorded as other noninterest income. The Bank recorded $182 thousand in BOLI income for 2011 and $216 thousand in 2010.

7. PREMISES AND EQUIPMENT

A summary of premises and equipment and the related depreciation is as follows:

	2011	2010
Land, land improvements and building	$6,308	$6,118
Leasehold improvements	3,123	3,246
Furniture, fixtures, and equipment	3,159	3,080
Construction in progress	635	798

	13,225	13,242
Accumulated depreciation	4,807	4,455

Net premises and equipment	$8,418	$8,787

Depreciation and amortization expense was $591 thousand for 2011 and $619 thousand for 2010. No interest was capitalized for the years ended December 31, 2011 and 2010.

8. LEASE COMMITMENTS

Lease obligations will require minimum rent payments as follows:

Period	Minimum Rentals $(000)
2012	$384
2013	671
2014	631
2015	611
2016	559
Remaining years	6,596

$9,452

The leases generally provide for payment of property taxes, insurance and maintenance costs by the Company. The total rental expense for all real property leases was $339 thousand and $356 thousand for 2011 and 2010, respectively.

9. DEPOSITS

Major classifications of deposits are as follows:

	2011	2010
Demand, noninterest bearing	$56,664	$45,514
NOW accounts	32,915	33,220
Savings and Money Market accounts	182,546	184,560
Time deposits, $100,000 and over	47,836	46,832
Other time	30,420	30,788

	$350,381	$340,914

Time deposits mature as follows:

	2011	2010
Repricing or maturing within one year	$47,108	$52,016
Maturing over one to three years	21,631	21,038
Maturing over three to five years	9,517	4,566

	$78,256	$77,620

At December 31, 2011 and 2010 there were no time deposits with maturities in excess of five years.

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are securities sold to the Bank’s customers, at the customer’s request, under a continuing “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Government agencies that are segregated in the Bank’s correspondent safekeeping account from the Bank’s other investment securities.

The following table presents certain information for repurchase agreements:

	2011	2010
Balance outstanding, at year end	$11,344	$14,558
Average balance during the year	16,004	16,516
Average interest rate during the year	0.46%	0.65%
Maximum month-end balance	$20,893	$22,792

11. BORROWINGS

The Company had other long-term borrowings at December 31, 2011 and 2010 as follows:

	2011	2010
FHLB 2.85% Advance due March 2014	$5,000	$5,000
FHLB 3.04% Advance due November 2017, Callable February 2012	5,000	5,000
FHLB 3.19% Advance due December 2017, Callable March 2012	5,000	5,000
FHLB 3.42% Advance due December 2017, Callable March 2012	5,000	5,000
FHLB 3.50% Advance due January 2018, Callable January 2012	5,000	5,000
FHLB 3.11% Advance due January 2018, Callable January 2013	10,000	10,000

Total	$35,000	$35,000

Interest on these instruments is paid quarterly. FHLB advances are fully collateralized by pledges of loans. The Company has pledged under a blanket lien all qualifying residential and commercial mortgage loans under the borrowing agreement with the FHLB.

The Company had no short-term borrowings at December 31, 2011 and 2010.

12. GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors in a private pooled transaction. The variable rate on these securities adjusts quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 3.72%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities currently qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company. Interest expense on the trust preferred securities for the years ended December 31, 2011 and 2010 totaled $175 thousand and $177 thousand, respectively.

13. PROFIT SHARING AND OTHER EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, for those employees who meet the eligibility requirements set forth in the plan. The plan does not require the Company to match the participants’ contributions. The Company’s contributions to the plan were $166 thousand in 2011 and $144 thousand in 2010.

The Company has entered into individual Supplemental Executive Retirement Agreements (SERAs) with certain of its executives. The SERAs are designed to provide certain post-retirement benefits to enable a targeted level of covered retirement income to be met and to provide certain death benefits. The Company is accruing the present value of these benefits over the remaining number of years to the executives’ retirement dates. Benefit accruals included in noninterest expense for 2011 and 2010 were $178 thousand, $274 thousand, respectively.

In 2007 the Company created an Employee Stock Purchase Plan (“ESPP”) whereby under the terms of the ESPP an employee may purchase Annapolis Bancorp, Inc. common stock at a 5% discount of the market price at the end of a purchase period. During 2011 employees purchased 2,070 shares of common stock under the ESPP and in 2010 employees purchased 2,719 shares of common stock under the ESPP.

14. STOCK-BASED COMPENSATION

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

In May 2006, a new Company stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 200,000 shares of the Company’s common stock may be awarded under the direction of the Company’s Compensation Committee. The Compensation Committee, may in its discretion, grant the following types of awards: options, share appreciation rights, restricted shares, deferred shares and performance awards. During 2011 17,782 restricted shares were granted under the terms of the plan.

The Company recognized $114 thousand in stock-based compensation expense for the year ended December 31, 2011 and $143 thousand in 2010. Stock-based compensation expense recognized in the consolidated statement of income for the years ended December 31, 2011 and 2010 reflects estimated forfeitures.

There were no options granted during 2011 and 2010.

Net cash proceeds from the exercise of stock options were approximately $14,000 and $43,000 for the years ending December 31, 2011 and 2010, respectively.

Stock option activity for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options Outstanding
Outstanding, beginning of year	124,270	$6.06	183,819	$5.05
Granted	0	0.00	0	0.00
Exercised	(5,333)	2.64	(17,776)	2.42
Forfeited	0	0.00	(6,221)	7.24
Expired	(26,635)	2.74	(35,552)	2.42

Outstanding, end of year	92,302	$7.22	124,270	$6.06

Vested	91,460	$7.21	121,378	$6.00
Nonvested	842	8.77	2,892	8.77

Outstanding, end of year	92,302	$7.22	124,270	$6.06

Weighted average remaining contractual term in years		2.6		2.8
Total intrinsic value of options vested, end of year	$0		$41,000

The remaining options expire as follows:

Expiration Date	Weighted Average Exercise Price	Options Vested	Nonvested
2012	4.14	33,333	0
2014	7.68	7,463	0
2015	9.24	41,256	0
2016	8.77	6,040	0
2017	8.77	3,368	842

		91,460	842

A summary of the status of the Company’s restricted share awards follows:

	2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Restricted Shares
Outstanding, beginning of year	68,384	$3.66	98,005	$3.69
Granted	17,782	4.34	33,384	3.90
Vested	(28,884)	3.68	(34,505)	2.70
Forfeited	0	0.00	(28,500)	5.96

Outstanding, end of year	57,282	$3.86	68,384	$3.66

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between the closing stock price on the last trading day in the year and the exercise price for those options in the money multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on the last trading day of the year. This amount changes based on the fair market value of the Company’s stock. The options that were vested as of December 31, 2011 had no intrinsic value while the vested options had $41 thousand of value at December 31, 2010.

As of December 31, 2011, $2 thousand of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 0.50 years, while as of December 31, 2011, $60 thousand of total unrecognized compensation costs related to restricted share units is expected to be recognized over a weighted average period of 1.4 years.

15. LINES OF CREDIT

The Bank is a member of the Federal Home Loan Bank system and has the potential to borrow up to an additional $75.4 million. If funded, this line is secured by one- to four-family residential and commercial mortgage loans held in the Bank’s portfolio. In addition, the Bank has available secured and unsecured lines of credit of $19.2 million at December 31, 2011.

16. PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. On January 30, 2009 the Company completed a transaction to participate in the Government sponsored Troubled Asset Relief Program which resulted in the Treasury purchasing 8,152 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at a value of $8.2 million. The Series A Preferred Stock qualifies as Tier 1 Capital. The Series A Preferred Stock pays a dividend of 5% per annum; payable quarterly for five years then pays a dividend of 9% per annum thereafter. Dividends declared for the years ended December 31, 2011 and 2010 were $408 thousand and $407 thousand, respectively.

17. INCOME TAXES

The components of income tax expense (benefit) are as follows:

	2011	2010
Current
Federal	$1,072	$360
State	246	68

	1,318	428
Deferred tax (benefit) expense	(140)	458

	$1,178	$886

The components of the deferred tax expense (benefit) are as follows:

	2011	2010
Provision for credit losses	($17)	$789
Deferred compensation	(47)	(135)
Depreciation expense	(79)	(77)
Deferred loan fees	(60)	(3)
Nonaccrual interest	91	(76)
Sale of loans	32	(31)
Sale of or disposal of fixed assets	(51)	0
Other	(9)	(9)

Deferred tax (benefit) expense	($140)	$458

The components of the net deferred tax assets are as follows:

	2011	2010
Deferred tax assets
Allowance for credit losses	$2,250	$2,233
Deferred compensation	539	509
Deferred loan fees	124	64
Nonaccrual interest	274	365
Property write-down	51	0
Other	62	45

Total deferred tax assets	3,300	3,216
Deferred tax liabilities
Depreciation	37	94
Unrealized gain on securities available for sale	646	193

Total deferred tax liabilities	683	287

Net deferred tax asset	$2,617	$2,929

The differences between federal income taxes at statutory rates and the amount reported by the Company follow:

	2011		2010
	Amount	%	Amount	%
Income before income taxes	$3,349		$2,502

Taxes computed at the federal income tax rate	$1,139	34.0%	$851	34.0%
Increases (decreases) resulting from
State income taxes, net of federal benefit	184	5.5%	136	5.5%
Nondeductible expenses	4	0.1%	4	0.1%
Nontaxable income	(149)	(4.4%)	(105)	(4.2%)

Income tax expense	$1,178	35.2%	$886	35.4%

18. CAPITAL STANDARDS

The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Company and the Bank as of December 31, 2011 and 2010 are as follows:

December 31, 2011	Actual Amount	Ratio	Minimum Capital Adequacy Amount	Ratio	To be Well Capitalized Amount	Ratio
Total capital (to risk-weighted assets)
Company	$45,464	14.0%	$25,909	8.0%
Bank	$45,107	13.9%	$25,905	8.0%	$32,381	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$41,377	12.8%	$12,954	4.0%
Bank	$41,021	12.7%	$12,952	4.0%	$19,429	6.0%
Tier 1 capital (to average assets)
Company	$41,377	9.4%	$17,675	4.0%
Bank	$41,021	9.3%	$17,675	4.0%	$22,094	5.0%

December 31, 2010
Total capital (to risk-weighted assets)
Company	$43,370	14.1%	$24,668	8.0%
Bank	$43,110	14.0%	$24,664	8.0%	$30,830	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$39,478	12.8%	$12,334	4.0%
Bank	$39,218	12.7%	$12,332	4.0%	$18,498	6.0%
Tier 1 capital (to average assets)
Company	$39,478	9.1%	$17,402	4.0%
Bank	$39,218	9.0%	$17,399	4.0%	$21,749	5.0%

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

19. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted FASB’s guidance on “Fair Value Measurements,” which provides a framework for measuring and disclosing fair value under GAAP. The guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or a nonrecurring basis (for example, impaired loans).

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

Impaired Loans. The Company does not report loans at fair value on a recurring basis, however from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment under the guidance of “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2011, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with the guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The following table’s present information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		at December 31, 2011 Using
(in thousands) Description	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$48,032	$0	$48,032	$0	$0	$0
Issued by State and municipal	1,136	0	1,136	0	0	0
Mortgage-backed securities issued by Government agencies	35,870	0	35,870	0	0	0
Other debt securities	1,855	0	0	1,855	0	0

Total Debt Securities	86,893	0	85,038	1,855	0	0

Investment Securities Available for Sale – Equity Securities
Mutual funds	656	0	656	0	0	0

Total Equity Securities	656	0	656	0	0	0

Total Assets Measured at Fair Value on a Recurring Basis	$87,549	$0	$85,694	$1,855	$0	$0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) – Roll Forward at December 31, 2011
Investment Securities Available for Sale – Debt Securities
Beginning Balance at December 31, 2010	$2,401
Transfers in to Level 3	0
Transfers out of Level 3	0
Unrealized Gains	100
Repayments	646

Ending Balance at December 31, 2011	$1,855

Level 3 securities include two private-label residential one to-four family mortgage backed securities. These 2005 senior tranches in a securitization trust were rated “Aa1 and Aaa” by Moody’s when purchased in 2005 and are currently rated “B3” and “Ca”, respectively. In 2010, these securities were transferred from a Level 2 classification to a Level 3 classification in recognition of the rating downgrade and continued market illiquidity for privately-issued securities. It is the Company’s policy to recognize transfers at the end of the reporting period. The Company engages the service of independent third party valuation professionals to estimate the fair value of these securities. The valuation is meant to be “Level Three” pursuant to FASB ASC Topic 820 – Fair Value Measurements and Disclosures. The valuation uses an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity. At December 31, 2011, both securities were current on both principal and interest payments and had a fixed weighted average coupon of 5.50%. One security had a weighted average remaining life of 2.10 years while the other had a weighted average remaining life of 0.65 years.

The following table details the Level 3 securities:

	Class	Coupon	Remaining Par Value	Current Rating
(in thousands)				Moody’s	Fitch
CWHL 2005-21	A13	5.5% Fixed	$292	B3	CC
WFMBS 2005-14	IA7	5.5% Fixed	1,643	Ca	A

We calculated fair value for the two securities by using a present value of future cash flows model, which incorporated assumptions as follows as of December 31, 2011 and 2010:

	at December 31, 2011
	Cumulative Default (1)	Weighted Average Life (2)	Modified Duration (3)	Yield (4)

CWHL 2005-21	15.15%	0.65 years	0.59 years	8.00%
WFMBS 2005-14	10.73%	2.10 years	1.80 years	8.00%

	at December 31, 2010
	Cumulative Default (1)	Weighted Average Life (2)	Modified Duration (3)	Yield (4)

CWHL 2005-21	12.63%	1.12 years	0.99 years	8.00%
WFMBS 2005-14	6.99%	1.90 years	1.66 years	8.00%

(1)	The anticipated level of total defaults from the issuer within the pool of performing collateral as of December 31, 2011 and 2010.
(2)	The average number of years that each dollar of principal remains outstanding.
(3)	The weighted average of present values for a series of cash flows which accurately indicates the average time until the cash flows are received.
(4)	The discount rate obtained from taking a sequence of cash flows and an estimated price.

		Fair Value Measurements at December 31, 2010 Using
(in thousands) Description	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$53,761	$0	$53,761	$0	$0	$0
Issued by State and municipal	1,089	0	1,089	0	0	0
Mortgage-backed securities issued by Government agencies	37,737	0	37,737	0	0	0
Other debt securities	3,091	0	690	2,401	0	0

Total Debt Securities	95,678	0	93,277	2,401	0	0

Investment Securities Available for Sale – Equity Securities
Mutual funds	617	0	617	0	0	0

Total Equity Securities	617	0	617	0	0	0

Total Assets Measured at Fair Value on a Recurring Basis	$96,295	$0	$93,894	$2,401	$0	$0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) – Roll Forward at December 31, 2010
Investment Securities Available for Sale – Debt Securities
Beginning Balance at December 31, 2009	$0
Transfers in to Level 3	2,401
Transfers out of Level 3	0
Unrealized Gains	0
Repayments	0

Ending Balance at December 31, 2011	$2,401

The Company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The Company has not elected the fair value option for any financial assets or liabilities at December 31, 2011. Assets measured at fair value on a nonrecurring basis are included in the table below.

		Fair Value Measurements
		at December 31, 2011 Using
(in thousands) Description	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans
Commercial	$1,202	$0	$1,202	$0	$0	$0
Commercial real estate	995	0	995	0	0	0
Residential real estate	2,580	0	2,580	0	0	0
Construction	719	0	719	0	0	0
Consumer	323	0	323	0	0	0

Total impaired loans	5,819	0	5,819	0	0	0
Real estate owned	1,222	0	1,222	0	0	0
Other assets (repossessed assets)	52	0	52	0	0	0

Total Assets Measured at Fair Value on a Non Recurring Basis	$7,093	$0	$7,093	$0	$0	$0

		Fair Value Measurements
		at December 31, 2010 Using
(in thousands) Description	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans
Commercial	$1,562	$0	$1,562	$0	$0	$0
Commercial real estate	1,449	0	1,449	0	0	0
Residential real estate	2,402	0	2,402	0	0	0
Construction	1,234	0	1,234	0	0	0
Consumer	280	0	280	0	0	0

Total impaired loans	6,927	0	6,927	0	0	0
Real estate owned	1,608	0	1,608	0	0	0
Other assets (repossessed assets)	145	0	145	0	0	0

Total Assets Measured at Fair Value on a Non Recurring Basis	$8,680	$0	$8,680	$0	$0	$0

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	2011		2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
December 31,	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$2,026	$2,026	$7,854	$7,854
Interest bearing balances with banks	18,288	18,288	16,856	16,856
Federal funds sold and other overnight investments	26,583	26,583	11,984	11,984
Investment securities available for sale	87,549	87,549	96,295	96,295
Federal Reserve and Federal Home Loan Stock	2,992	2,992	3,035	3,035
Loans and loans held for sale, net	283,284	283,667	273,063	273,454
Accrued interest receivable	1,279	1,279	1,567	1,567
Bank owned life insurance	5,624	5,624	5,442	5,442
Real estate owned	1,222	1,222	1,608	1,608
Financial liabilities
Noninterest-bearing deposits	$56,664	$56,664	$45,514	$45,514
Interest-bearing deposits	293,717	298,788	295,400	299,239
Securities sold under agreements to repurchase	11,344	11,344	14,558	14,558
Long-term borrowings	35,000	31,357	35,000	32,483
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	167	167	187	187

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

The fair value of interest-bearing checking, savings and money market deposit accounts is equal to the carrying amount. The fair value of fixed-maturity time deposits is estimated based on interest rates currently offered for deposits of similar remaining maturities.

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

The carrying amount of junior subordinated debentures approximate the fair values at the reporting date.

21. EARNINGS PER SHARE

A summary of shares outstanding for basic and fully diluted earnings per share is as follows:

In thousands(000)	2011	2010
Weighted average shares outstanding, basic	3,950	3,910
Common stock equivalents	312	37

Average common shares and equivalents, fully diluted	4,262	3,947

Options and warrants outstanding excluded from above as they were antidilutive at December 31,	138	455

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED

	December 31,	September 30,	June 30,	March 31,
2011
Interest income	$4,966	$5,004	$4,977	$4,910
Interest expense	835	887	943	932
Net interest income	4,131	4,117	4,034	3,978
Provision for credit losses	616	338	679	557
Net income	668	668	326	509
Net income available to common shareholders	546	545	203	387
Comprehensive income	601	1,144	840	281
Earnings per common share - basic	0.14	0.14	0.05	0.10
Earnings per share common - diluted	0.14	0.14	0.05	0.09

2010
Interest income	$4,817	$4,771	$4,917	$5,349
Interest expense	1,000	1,093	1,211	1,330
Net interest income	3,817	3,678	3,706	4,019
Provision for credit losses	927	622	363	236
Net income	262	299	438	617
Net income available to common shareholders	141	176	318	497
Comprehensive income (loss)	(508)	434	1,091	1,389
Earnings per common share - basic	0.04	0.04	0.08	0.13
Earnings per share common - diluted	0.04	0.04	0.08	0.13

23. PARENT COMPANY FINANCIAL INFORMATION

The balance sheet and statements of income and cash flows for ANNAPOLIS BANCORP, INC. (Parent Company only) follow:

Balance Sheets

December 31,	2011	2010
Assets
Cash and due from banks	$368	$272
Investment in subsidiaries	42,166	39,669
Deferred income taxes and other assets	50	49

Total assets	$42,584	$39,990

Liabilities and Stockholders’ Equity
Junior subordinated debt	$5,155	$5,155
Due to subsidiaries	0	1
Accrued dividends	52	52
Other liabilities	9	8
Stockholders’ Equity
Preferred stock	8,146	8,063
Common stock	39	39
Warrants	234	234
Paid in capital	11,779	11,643
Retained earnings	16,179	14,499
Accumulated other comprehensive income	991	296

Total liabilities and stockholders’ equity	$42,584	$39,990

Statement of Income

Years Ended December 31,	2011	2010
Interest income	$0	$0
Interest expense	175	177

Net interest income	(175)	(177)

Equity in undistributed income of subsidiaries	1,802	1,233
Dividends from subsidiary	587	588

Total income	2,214	1,644

Noninterest expense
Compensation	59	30
Legal	36	50
Shareholder communications	90	82

Total expense	185	162

Income before income tax benefit	2,029	1,482
Income tax benefit	(142)	(134)

Net income	$2,171	$1,616
Preferred Stock Dividend and Discount Accretion	(490)	(485)

Net Income Available to Common Shareholders	$1,681	$1,131

Statements of Cash Flows

Years Ended December 31,	2011	2010
Cash flows from operating activities
Net income	$2,171	$1,616
Due to subsidiaries	(1)	(20)
Tax benefit (provided) received	7	(14)
Stock-based compensation	114	90
Undistributed net income of subsidiary	(2,389)	(1,821)
Net decrease in other assets and liabilities	(7)	(6)

Net cash used in operations	(105)	(155)

Cash flows from financing activities
Dividends received from Bank	587	588
Payment of dividends on preferred stock	(408)	(407)
Proceeds from stock options exercised and
Employee Stock Purchase Plan	22	53

Net cash provided by financing activities	201	234

Net increase in cash	96	79
Cash and equivalents at beginning of year	272	193

Cash and equivalents at end of year	$368	$272

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Exchange Act) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors, officers, promoters and control persons and regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2012 at pages 5 through 8 which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year (“Proxy Statement”).

Code of Ethics

On June 20, 2003, the Company’s Board of Directors adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. On February 17, 2012 the Company’s Board of Directors reaffirmed the code of ethics. The Code of Ethics for the Principal Executive Officer and the Senior Financial Officer has been posted on the Company’s internet website at www.bankannapolis.com.

Audit Committee

The information relating to the Company’s Audit Committee is incorporated herein by reference to the Company’s Proxy Statement at page 8.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to director and executive compensation is incorporated herein by reference to the Company’s Proxy Statement at pages 11 through 15.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On May 17, 2007 shareholders approved a new Employee Stock Purchase Plan. Under the plan, which was effective July 1, 2007, eligible employees are able to purchase shares of the Company’s common stock through payroll deductions. Shares have a price equal to 95% of the fair market value on the purchase date (and could be as low as 85% per Code Section 423 rules). During 2011, 2,070 shares of common stock were purchased through the Employee Stock Purchase Plan.

The Company currently has three stock incentive plans. In April 1997, the Company’s 1997 Employee Incentive Stock Option Plan was approved by shareholders at the annual meeting. Under the 1997 plan, up to 177,777 shares of the Company’s common stock could be awarded under the direction of the Company’s Compensation Committee. Incentive stock options vest over a five year period. No additional awards may be made from this plan. During April 2000, the Company’s 2000 stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 355,554 shares of the Company’s common stock could be awarded under the direction of the Company’s Compensation Committee. Incentive stock options and grants vest over a five-year period. No additional awards may be made from this plan. In May 2006, a new Company stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 200,000 shares of the Company’s common stock may be awarded under the direction of the Company’s Compensation Committee. The Compensation Committee may in its discretion grant the following types of awards: options, share appreciation rights, restricted shares, deferred shares and performance awards. During 2011, 17,782 restricted shares of common stock with vesting on various dates beginning on January 27, 2012 and continuing through February 28, 2013 were granted under the terms of the 2006 Plan. During 2011, 5,333 options granted in prior years were exercised and 26,635 options to purchase common stock expired. Also during 2011 26,384 restricted shares vested and were issued and 7,000 deferred restricted share units vested. At December 31, 2011, the Company had a total of 92,302 options granted and outstanding and 57,282 restricted shares granted and outstanding. See Note 14 to the Consolidated Financial Statements for more information on the Company’s stock option plans.

A table of the Equity Compensation Plan Information is shown below:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	149,584	$5.95	195,225
Equity compensation plans not approved by security holders	—	—	—

Total	149,584	$5.90	195,225

In addition to the securities listed above as part of the TARP CPP, the Company sold a warrant to purchase 299,706 shares of common stock at a price of $4.08 per share to the Treasury on January 30, 2009.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company’s Proxy Statement at pages 2 though 4.

The Equity Compensation Plan Information appears in the Company’s Proxy Statement on pages 14 through 16 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement on page 11 and page 16.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Stegman & Company for the audit of Annapolis Bancorp’s annual consolidated financial statements for the years ended December 31, 2011 and December 31, 2010 and fees billed for other services rendered by Stegman & Company during those periods.

	Year ended December 31,
	2011	2010
Audit fees (1)	$71,225	$68,719
Audit related fees (2)	7,000	7,000
Tax fees (3)	7,150	5,750

Total fees	$85,375	$81,469

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review procedures in accordance with SAS 100 of Form 10-Q for the quarters ended March 31, 2011 and 2010, June 30, 2011 and 2010 and September 2011 and 2010 respectively, and services that are normally provided by Stegman & Company in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of fees billed for professional services rendered for the audit of the Company’s Employee Stock Purchase Plan for the years ended December 31, 2010 and 2009.
(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax return assistance and compliance, tax advice and tax planning and property and other tax return assistance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements of Annapolis Bancorp, Inc. have been included in Item 8.

2.	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Annapolis Bancorp, Inc.**

3.3	Articles of Incorporation of BankAnnapolis***

3.4	Bylaws of BankAnnapolis***

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

4.1	Form of Stock Certificate for the Fixed Rate Cumulative Preferred Stock, Series A. *******

4.2	Warrant To Purchase 299,706 Shares of Common Stock Of Annapolis Bancorp, Inc. *******

10.1	Annapolis National Bancorp, Inc. Employee Stock Option Plan*+

10.2	Annapolis National Bancorp, Inc. 2000 Employee Stock Option Plan****

10.3	Annapolis Bancorp, Inc. 2007 Stock Incentive Plan*****

10.4	Form of Stock Option Award Agreement*****

10.5	Form of Restricted Share Award Agreement*****

10.6	Form of Deferral Election Agreement for Deferred Share Units*****

10.7	Annapolis Bancorp, Inc. 2007 Employee Stock Purchase Plan ******

10.8	Securities Purchase Agreement by and between the United States Department of the Treasury and Annapolis Bancorp, Inc. dated January 30, 2009*******

14.0	Code of Ethics++

23.0	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Certification Pursuant to 31 C. F. R. 30.15

99.2	Certification Pursuant to 31 C. F. R. 30.15

+	Management contract or compensatory plan or arrangement.

++	Incorporated herein by reference to the Annual Report on Form 10-KSB for fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 25, 2005.

*	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, filed with the Securities and Exchange Commission on June 23, 1997.

**	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 23, 2008.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.

****	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2000 annual meeting, filed with the Securities and Exchange Commission on April 5, 2000.

*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on August 8, 2007.

******	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2007 annual meeting, filed with the Securities and Exchange Commission on April 13, 2007.

*******	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANNAPOLIS BANCORP, INC.

By:	/s/ Richard M. Lerner
Richard M. Lerner
Chairman and CEO

Date:	March 26, 2012

By:	/s/ Edward J. Schneider
Edward J. Schneider
Chief Financial Officer

Date:	March 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates stated.

NAME	Title	Date

/s/ Richard M. Lerner Richard M. Lerner	Chairman, Chief Executive Officer and Director (principal executive officer)	March 26, 2012

/s/ Edward J. Schneider Edward J. Schneider	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 26, 2012

/s/ Joseph G. Baldwin Joseph G. Baldwin	Director	March 26, 2012

/s/ Walter L. Bennett, IV Walter L. Bennett, IV	Director	March 26, 2012

/s/ Clyde E. Culp, III Clyde E. Culp, III	Director	March 26, 2012

/s/ Kendel S. Ehrlich Kendel S. Ehrlich	Director	March 26, 2012

/s/ F. Carter Heim F. Carter Heim	Director	March 26, 2012

/s/ Richard E. Hug Richard E. Hug	Director	March 26, 2012

/s/ Stanley J. Klos, Jr. Stanley J. Klos, Jr.	Director	March 26, 2012

/s/ Lawrence E. Lerner Lawrence E. Lerner	Director	March 26, 2012

/s/ Lawrence W. Schwartz Lawrence W. Schwartz	Director	March 26, 2012

/s/ Ermis Sfakiyanudis Ermis Sfakiyanudis	Director	March 26, 2012

/s/ Clifford T. Solomon Clifford T. Solomon	Director	March 26, 2012