Form 10-Q
period 2012-03-31
ANNAPOLIS BANCORP INC
filed 2012-05-11
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

At April 30, 2012, the Registrant had 3,975,075 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of March 31, 2012 and December 31, 2011

(in thousands)

	(Unaudited) March 31, 2012	(Audited) December 31, 2011
Assets
Cash and due from banks	$1,954	$2,026
Interest bearing balances with banks	37,306	18,288
Federal funds sold and other overnight investments	3	26,583
Investment securities available for sale, at fair value	82,783	87,549
Federal Reserve and Federal Home Loan Bank stock	2,992	2,992
Loans, less allowance for credit losses of $6,765 and $7,182	294,098	283,284
Premises and equipment, net	8,593	8,418
Accrued interest receivable	1,294	1,279
Deferred income taxes	2,550	2,617
Investment in bank owned life insurance	5,679	5,624
Prepaid FDIC Insurance	1,116	1,198
Real estate owned	1,510	1,222
Other assets	678	490

Total Assets	$440,556	$441,570

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$54,959	$56,664
Interest bearing	291,693	293,717
Securities sold under agreements to repurchase	12,912	11,344
Long-term borrowings	35,000	35,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and dividends payable	214	219
Other liabilities	2,764	2,258

Total liabilities	402,542	404,202

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 8,152 shares at March 31, 2012 and at December 31, 2011, net of discount of zero and $6	8,152	8,146
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,974,991 shares at March 31, 2012 and 3,958,293 shares at December 31, 2011	40	39
Warrants	234	234
Paid in capital	11,796	11,779
Retained earnings	16,895	16,179
Accumulated other comprehensive income	897	991

Total stockholders’ equity	38,014	37,368

Total liabilities and stockholders’ equity	$440,556	$441,570

The accompanying notes are an integral part of these financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Three Month Periods Ended March 31, 2012 and 2011

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months Ended March 31,
	2012	2011
Interest and dividend income
Loans, including fees	$4,232	$4,191
Interest bearing balances with banks	7	4
Federal funds sold and other overnight investments	12	7
Mortgage-backed securities	304	348
U. S. Treasury securities and obligations of other U. S. Government agencies	215	329
State and municipal securities	11	11
Equity securities	27	20

Total interest and dividend income	4,808	4,910

Interest expense
Certificates of deposit, $100,000 or more	142	135
Other deposits	293	459
Securities sold under agreements to repurchase	11	17
Interest on long-term borrowings	328	321

Total interest expense	774	932

Net interest income	4,034	3,978
Provision for credit losses	167	557

Net interest income after provision for credit losses	3,867	3,421

Noninterest income
Service charges and fees on deposits	284	300
Mortgage banking fees	46	2
Other fee income	87	29
Gain on sale of loans	0	68
Gain on sale of real estate owned and repossessed assets	20	0
Loss on disposal of fixed assets	0	(31)

Total noninterest income	437	368

Noninterest expense
Personnel	1,689	1,761
Occupancy and equipment	378	421
Data processing	212	208
Legal and professional fees	131	79
Marketing and advertising	118	109
FDIC Insurance	82	146
Other operating expenses	384	319

Total noninterest expense	2,994	3,043

Income before income taxes	1,310	746
Income tax expense	486	237

Net income	824	509
Preferred stock dividend and discount accretion	108	122

Net income available to common shareholders	$716	$387

Basic earnings per common share	$0.18	$0.10

Basic weighted average shares	3,968,820	3,938,070

Diluted earnings per common share	$0.18	$0.10

Diluted weighted average shares	4,009,056	3,950,427

The accompanying notes are an integral part of these financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

for the Three Month Periods Ended March 31, 2012 and 2011

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Net income available to common shareholders	$716	$387
Unrealized net holding losses, on Available-for-sale portfolios, net of tax benefit of ($62) and ($149), respectively	(94)	(228)

Comprehensive income	$622	$159

The accompanying notes are an integral part of these financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Three Month Periods Ended March 31, 2012 and 2011

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$824	$509
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	124	145
Amortization of premiums and accretions of discounts, net	66	85
Provision for credit losses	167	557
Origination of loans held for sale	0	(5,215)
Proceeds from sale of loans held for sale	0	6,198
Stock based compensation	16	38
Deferred income taxes	129	(51)
Earnings on life insurance policies	(55)	(41)
Gain on sale of loans held for sale	0	(68)
Gain on sale of real estate owned and repossessed assets	(20)	0
Loss on disposal of fixed assets	0	31
Decrease (increase) in:
Accrued interest receivable	(15)	117
Prepaid FDIC insurance	82	132
Other assets	(113)	255
Increase (decrease) in:
Accrued interest payable	(5)	(3)
Accrued income taxes, net of taxes refundable	483	103
Deferred loan origination fees	52	(43)
Other liabilities	23	217

Net cash provided by operating activities	1,758	2,966

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	17,104	9,781
Purchase of securities available for sale	(12,560)	(3,008)
Net decrease (increase) in federal funds sold	26,580	(5,421)
Net (increase) decrease in interest bearing certificates of deposit	(19,018)	3,244
Net increase in loans receivable, net	(11,411)	(6,546)
Purchase of premises and equipment, net of disposals	(310)	(108)
Proceeds from sales of repossessed assets	46	0

Net cash provided by (used in) investing activities	431	(2,058)

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

for the Three Month Periods Ended March 31, 2012 and 2011

(unaudited)

(in thousands)

(continued)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from financing activities
Net increase (decrease) in:
Time deposits	(5,348)	170
Other deposits	1,619	(4,911)
Securities sold under agreements to repurchase	1,568	(1,841)
Proceeds from stock options exercised	0	14
Proceeds from issuance of common stock	2	2
Payment of preferred stock dividend	(102)	(102)

Net cash used in financing activities	(2,261)	(6,668)

Net decrease in cash	(72)	(5,760)
Cash and cash equivalents, beginning of period	2,026	7,854

Cash and cash equivalents, end of period	$1,954	$2,094

Supplemental cash flow information
Interest paid, including interest credited to accounts	$1,016	$1,037
Income taxes paid	$310	$225
Non-cash investing activities
Transfers from loans to real estate owned	$288	$0
Transfers from loans to other assets	$90	$0

The accompanying notes are an integral part of these financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the Three Month Periods Ended March 31, 2012 and 2011

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012 or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2012.

Note B – Business

The Company was incorporated on May 26, 1988, under the laws of the State of Maryland, to serve as a bank holding company for BankAnnapolis (the “Bank”). Annapolis Bancorp, Inc. as a bank holding company and the Bank are subject to governmental supervision, regulation, and control.

The Bank currently conducts a general commercial and retail banking business in its market area, emphasizing the banking needs of small businesses, professional concerns and individuals from its headquarters in Annapolis, its five other branches located in Anne Arundel County, Maryland and one branch located on Kent Island in Queen Anne’s County, Maryland. The Bank closed its Market House branch on May 27, 2011 and moved the corresponding deposits to its Bestgate location. On April 19, 2012, the Bank announced plans to open a new branch in Waugh Chapel Towne Centre in late 2012.

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

Note C – Stock Based Compensation

Stock based-compensation expense for the three month periods ended March 31, 2012 and 2011 was $16,000 and $38,000, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the first quarter of 2012 and 2011 reflects estimated forfeitures.

During the first quarter of 2012 and 2011, there were no options granted to employees or directors of the Company or Bank.

Stock option activity for the three months ended March 31, 2012 and 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	92,302	$7.22
Grants	0	0.00
Exercised	0	0.00
Forfeitures	0	0.00
Expired	0	0.00

Outstanding as of March 31, 2012	92,302	$7.22

Exercisable at March 31, 2012	91,460	$7.21	2.4	$38

Outstanding at December 31, 2010	124,270	$6.06
Grants	0	0.00
Exercised	(5,333)	2.64
Forfeitures	0	0.00
Expired	(22,374)	2.64

Outstanding as of March 31, 2011	96,563	$7.05

Exercisable at March 31, 2011	94,204	$6.99	2.8	$13

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on the last trading day in the first three months of 2012 and 2011, and the exercise price of the options multiplied by the number of shares) on March 31, 2012 and March 31, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercisable at March 31, 2012 and March 31, 2011 was $37,530 and $13,349, respectively. No options vested during the three month periods ending March 31, 2012 and 2011. As of March 31, 2012, $772 of total unrecognized costs related to options is expected to be recognized over a weighted average period of 0.25 years. As of March 31, 2011, $4,798 of total unrecognized costs related to options was expected to be recognized over a weighted average period of 0.8 years.

There were no restricted shares granted to employees during the first quarter of 2012.

During the first quarter of 2011, an employee of the Bank was awarded 5,000 restricted shares at a market value of $4.45 per share. One-half of the restricted shares vest on each of the employee’s first two anniversaries of employment with the Bank, with the shares being fully vested on February 28, 2013.

During the first quarter of 2012, non-employee directors of the Bank were awarded a total of 16,268 shares of restricted stock at a market value of $4.30 per share in lieu of an annual retainer. These shares vest on January 25, 2013. During the first quarter of 2011, non-employee directors of the Bank were awarded a total of 12,782 shares of restricted stock at a market value of $4.30 per share in lieu of an annual retainer. These shares vested on January 27, 2012. A net reversal of $2,106 in compensation related expense was recognized for the three month-period ended March 31, 2012 and $22,671 in expense was recognized for the three-month period ended March 31, 2011 relating to shares issued to employees including the effect of forfeitures. Non-compensation expense of $17,500 and $13,750 of expense was recognized for the three month periods ended March 31, 2012 and 2011, respectively, relating to the shares issued to non-employee directors. The reversal of expense for the three-month period ended March 31, 2012 reflects the impact of forfeitures of deferred share units previously granted and expensed.

As of March 31, 2012, 10,000 restricted share units of the 44,768 restricted shares and restricted share units outstanding have vested; the remaining 34,768 shares will vest over a weighted average period of 0.94 years.

Restricted stock activity for the three months ended March 31, 2012 and 2011 was as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2011	57,282	$3.86
Grants	16,268	4.30
Issued	(16,282)	4.29
Forfeitures	(12,500)	4.08

Outstanding as of March 31, 2012	44,768	$3.85

Outstanding at December 31, 2010	68,384	$3.66
Grants	17,782	4.34
Issued	(18,884)	3.77
Forfeitures	0	0.00

Outstanding as of March 31, 2011	67,282	$3.84

As of March 31, 2012, $122,000 of total unrecognized costs related to unvested restricted shares and restricted share units is expected to be recognized over a weighted average period of 0.94 years. As of March 31, 2011, $170,000 of total unrecognized costs related to unvested restricted shares and restricted share units was expected to be recognized over a weighted average period of 2.3 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share)

	For the Three Months Ended March 31,
	2012	2011
Net income available to common shareholders	$716	$387
Weighted average common shares outstanding	3,969	3,938
Basic earnings per common share	$0.18	$0.10
Net income available to common shareholders	$716	$387
Weighted average common shares outstanding	3,969	3,938
Effect of potential dilutive common shares	40	12
Total weighted average diluted common shares outstanding	4,009	3,950
Diluted earnings per common share	$0.18	$0.10

Basic earnings per common share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock, restricted share units and warrants. For both the three months ended March 31, 2012 and 2011, 58,969 shares of common stock, respectively, attributable to outstanding stock options, restricted stock and restricted share units were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

Note E – Investment Securities

Investment securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2012
Available for sale
U.S. Government agency	$40,657	$260	$57	$40,860
State and municipal	1,077	64	0	1,141
Residential mortgage-backed securities	38,941	1,293	116	40,118
Other equity securities	627	37	0	664

	$81,302	$1,654	$173	$82,783

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2011
Available for sale
U.S. Government agency	$47,782	$306	$56	$48,032
State and municipal	1,077	59	0	1,136
Residential mortgage-backed securities	36,435	1,372	82	37,725
Other equity securities	618	38	0	656

	$85,912	$1,775	$138	$87,549

The amortized cost and estimated fair value of securities by contractual maturities at March 31, 2012 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Available for Sale
	Amortized Cost	Estimated Fair Value
(dollars in thousands)
Due within one year	$115	$116
Due after one through five years	23,468	23,562
Due after five through ten years	14,274	14,428
Due after ten years	42,818	44,013
Equity securities	627	664

	$81,302	$82,783

The following table shows the level of the Company’s gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at March 31, 2012 and December 31, 2011.

	Less than 12 months		12 months or more		Total
March 31, 2012	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government agency	$10,943	$57	$0	$0	$10,943	$57
Residential mortgage-backed securities	5,397	59	1,796	57	7,193	116

	$16,340	$116	$1,796	$57	$18,136	$173

	Less than 12 months		12 months or more		Total
December 31, 2011	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government Agency	$16,044	$56	$0	$0	$16,044	$56
Residential mortgage-backed securities	0	0	1,854	82	1,854	82

	$16,044	$56	$1,854	$82	$17,898	$138

The unrealized losses that exist are the result of market changes in interest rates since the original purchase. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012. The Company has used a variety of tools to analyze the contents of its security portfolio and at this time does not believe that the unrealized losses in the portfolio shown in the table above are other than temporary. At March 31, 2012 mortgaged-backed securities with a fair market value of $1.8 million carried bond ratings below investment grade. These securities were evaluated by an independent third-party consulting firm using an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity, and were deemed by management not to be other-than-temporarily impaired at March 31, 2012. At March 31, 2012, both securities were current on both principal and interest payments.

Note F – Loans, Allowance For Credit Losses And Credit Quality

Major classifications of loans are as follows:

	March 31, 2012	December 31, 2011
Commercial	$49,123	$47,683
Real estate
Commercial	120,630	114,883
Construction	40,006	35,026
One to four-family	47,238	48,314
Home equity	35,702	36,005
Consumer	8,531	8,870

	301,230	290,781

Deferred loan fees, net	(367)	(315)
Allowance for credit losses	(6,765)	(7,182)

	(7,132)	(7,497)

Loans, net	$294,098	$283,284

The maturity and rate repricing distribution of the loan portfolio is as follows:

Repricing or maturing within one year	$105,092	$100,804
Maturing over one to five years	129,604	132,637
Maturing over five years	66,534	57,340

	$301,230	$290,781

The Company’s goal is to mitigate risks inherent in the loan portfolio. Commercial loans and loans secured by real estate make up the majority of the loan portfolio, accounting for 97% of the portfolio as of March 31, 2012 and as of December 31, 2011. To mitigate risk, commercial loans are generally secured by receivables, inventories, equipment and other assets of the business. Personal guarantees of the borrowers are generally required.

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

The following table shows the allowance for credit losses and recorded investment in loans receivable for the three month periods ended March 31, 2012 and 2011:

Allowance for Credit Losses and Recorded Investment in Loans Receivable

for the Three Months Ended March 31, 2012

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance, December 31, 2011	$1,387	$3,972	$1,422	$401	$0	$7,182
Charge-offs	32	0	340	231	0	603
Recoveries	10	0	1	8	0	19
Provision	(317)	(140)	519	105	0	167

Ending balance, March 31, 2012	$1,048	$3,832	$1,602	$283	$0	$6,765

Allowance for credit losses:
Period ending amount: Individually evaluated for impairment	$293	$1,321	$951	$69	$0	$2,634

Period ending amount: Collectively evaluated for impairment	$755	$2,511	$651	$214	$0	$4,131

Loans:
Period ending amount: Loans acquired with deteriorating credit quality	$0	$0	$0	$0	$0	$0

Loans individually evaluated for impairment	$1,077	$6,514	$2,337	$139	$0	$10,067

Loans collectively evaluated for impairment	$48,046	$154,122	$80,603	$8,392	$0	$291,163

for the Three Months Ended March 31, 2011

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance, December 31, 2010	$1,868	$3,205	$1,257	$523	$0	$6,853
Charge-offs	471	0	0	55	0	526
Recoveries	5	0	0	3	0	8
Provision	484	(151)	177	47	0	557

Ending balance, March 31, 2011	$1,886	$3,054	$1,434	$518	$0	$6,892

Allowance for credit losses:
Period ending amount: Individually evaluated for impairment	$346	$351	$523	$185	$0	$1,405

Period ending amount: Collectively evaluated for impairment	$1,540	$2,703	$911	$333	$0	$5,487

Loans:
Period ending amount: Loans acquired with deteriorating credit quality	$0	$0	$0	$0	$0	$0

Loans individually evaluated for impairment	$1,625	$1,644	$3,016	$436	$0	$6,721

Loans collectively evaluated for impairment	$50,589	$130,398	$87,333	$9,772	$0	$278,092

Nonaccrual loans totaled approximately $5.8 million and $6.2 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 there was one loan for $234,000 that was past due greater than 90 days and still accruing while there were none at December 31, 2011. As of March 31, 2012, $2.6 million of loan loss allowances were allocated to all loans classified as impaired with $1.6 million of loan loss allowances allocated to all loans classified as impaired at December 31, 2011.

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

The following table presents credit quality indicators:

Credit Quality Indicators

as of March 31, 2012

(Dollars in thousands)

		Commercial Real Estate
	Commercial	Construction	Other
	2012	2012	2012
Risk Rating:
Other Assets Especially Mentioned	$2,922	$2,423	$12,812
Substandard	1,956	1,886	1,337
Doubtful	192	1,152	1,250
Loss	0	0	0

	$5,070	$5,461	$15,399

	Residential	Consumer Installment
	2012	2012
Risk Rating:
Other Assets Especially Mentioned	$1,716	$292
Substandard	2,847	164
Doubtful	938	69
Loss	0	0

	$5,501	$525

Credit Quality Indicators

as of December 31, 2011

(Dollars in thousands)

		Commercial Real Estate
	Commercial	Construction	Other
	2011	2011	2011
Risk Rating:
Other Assets Especially Mentioned	$2,181	$2,432	$7,944
Substandard	3,571	1,986	3,194
Doubtful	32	1,152	1,250
Loss	0	0	0

	$5,784	$5,570	$12,388

	Residential	Consumer Installment
	2011	2011
Risk Rating:
Other Assets Especially Mentioned	$1,867	$290
Substandard	2,632	348
Doubtful	1,418	215
Loss	0	0

	$5,917	$853

The following table presents an age analysis of past due loans receivable:

Age Analysis of Past Due Loans Receivable

As of March 31, 2012

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2012
Commercial	$196	$0	$0	$196	$48,927	$49,123	$0
Commercial Real Estate
Construction	0	0	1,152	1,152	38,854	40,006	0
Other	366	0	488	854	119,776	120,630	234
Residential	529	184	1,386	2,099	80,841	82,940	0
Consumer	10	0	21	31	8,500	8,531	0

	$1,101	$184	$3,047	$4,332	$296,898	$301,230	$234

Age Analysis of Past Due Loans Receivable

As of December 31, 2011

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2011
Commercial	$0	$32	$178	$210	$47,473	$47,683	$0
Commercial Real Estate
Construction	229	0	1,152	1,381	33,645	35,026	0
Other	482	0	0	482	114,401	114,883	0
Residential	687	0	1,972	2,659	81,660	84,319	0
Consumer	23	0	342	365	8,505	8,870	0

	$1,421	$32	$3,644	$5,097	$285,684	$290,781	$0

Total past due loans at March 31, 2012 decreased $765,000 to $4.3 million from $5.1 million as of December 31, 2011 primarily due to payments received including payoffs and pay-downs totaling approximately $182,000, movements to other assets of $378,000, charge-offs of loans deemed uncollectable of approximately $452,000, and the return of loans to performing of $1.4 million. Additions to past due as of March 31, 2012 compared to December 31, 2011 totaled approximately $1.6 million.

Loans are considered impaired when, based on current information it is probable that the Bank will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on non-accrual. When a loan is placed on nonaccrual status, the Bank shall debit all accrued and unpaid income outstanding on the account. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Bank may measure impairment based on a loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Interest payments on impaired loans are typically applied to principal unless collectability is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

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

The following tables presents a summary of impaired loans as of and for the three months ended March 31, 2012 and as of December 31, 2011 and for the year then ended:

Impaired Loans

as of and for the Three Month Period Ended March 31, 2012

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$199	$199	$0	$169	$4
Commercial real estate	488	488	0	166	0
Residential real estate	476	476	0	869	2
Consumer	17	17	0	150	1

	1,180	1,180	0	1,354	7

With an allowance recorded
Commercial	1,029	1,029	293	1,101	16
Commercial real estate	6,260	6,260	1,321	3,744	213
Residential real estate	2,337	2,337	951	2,100	46
Consumer	139	139	69	175	4

	9,765	9,765	2,634	7,120	279

Total
Commercial	1,228	1,228	293	1,270	20
Commercial real estate	6,748	6,748	1,321	3,910	213
Residential real estate	2,813	2,813	951	2.969	48
Consumer	156	156	69	325	5

	$10,945	$10,945	$2,634	$8,474	$286

Impaired Loans

as of and for the Year Ended December 31, 2011

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

The restructuring of a loan may include, but is not necessarily limited to: (1) the transfer from the borrower to the Bank of real estate, receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan (2) the issuance or other granting of an equity interest to the Company by the borrower to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt in to an equity interest (3) a modification of the loan terms, such as a reduction of the stated interest rate, principal, or accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, or (4) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement and (5) a reduction of accrued interest. The current outstanding balance of troubled debt restructurings as of March 31, 2012 included $854,000 of loans in accrual status and $1.7 million of loans classified as nonaccrual. During the three months ended March 31, 2012 no new loans were added to those considered to be troubled debt restructurings. The following table is a summary of loans determined to be troubled debt restructurings for the twelve months ended December 31, 2011.

	Modifications made during the year ended December 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	3	$840	$840
Commercial Real Estate	2	1,863	1,298
Residential Real Estate	3	453	453
Consumer	1	46	46

	9	$3,202	$2,637

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted
Troubled Debt Restructurings
Commercial	0	$0
Commercial Real Estate	0	0
Residential Real Estate	0	0
Consumer	0	0

	0	$0

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

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the assets credit rating, prepayment assumptions and other factors such as credit loss assumptions

An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis. During the three months ended March 31, 2012, there were no transfers made between Level 1, 2, and 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(dollars in thousands)		Fair Value Measurements of Assets at March 31, 2012 Using
Description	Fair Value March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Investment Securities Available for Sale
Debt securities
Issued by the U.S. Treasury and other U. S. Government agencies	$40,860	$0	$40,860	$0	$0
Issued by State and municipal	1,141	0	1,141	0	0
Mortgage-backed securities issued by Government agencies	38,379	0	38,379	0	0
Private label mortgage-backed securities	1,739	0	0	1,739	0

Total Debt Securities	82,119	0	80,380	1,739	0

Equity securities
Mutual funds	664	0	664	0	0

Total Equity Securities	664	0	664	0	0

Total Investment Securities Available for Sale	$82,783	$0	$81,044	$1,739	$0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) – Roll Forward

at March 31, 2012

Investment Securities Available for Sale – Debt Securities
Beginning Balance at December 31, 2011	$1,855
Transfers in to Level 3	0
Transfers out of Level 3	0
Unrealized gains	14
Repayments	(130)

Ending Balance at March 31, 2012	$1,739

(dollars in thousands)		Fair Value Measurements of Assets at December 31, 2011 Using
Description	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Investment Securities Available for Sale
Debt securities
Issued by the U.S. Treasury and Government agencies	$48,032	$0	$48,032	$0	$0
Issued by State and municipal	1,136	0	1,136	0	0
Mortgage-backed securities issued by Government agencies	35,870	0	35,870	0	0
Private label mortgage-backed securities	1,855	0	0	1,855	0

Total Debt Securities	86,893	0	85,038	1,855	0

Equity Securities
Mutual funds	656	0	656	0	0

Total Equity Securities	656	0	656	0	0

Total Investment Securities Available for Sale	$87,549	$0	$85,694	$1,855	$0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) – Roll Forward

at December 31, 2011

Investment Securities Available for Sale – Debt Securities
Beginning Balance at December 31, 2010	$2,401
Transfers in to Level 3	0
Transfers out of Level 3	0
Unrealized gains	100
Repayments	(646)

Ending Balance at December 31, 2011	$1,855

Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include securities below investment grade and asset-backed securities in illiquid markets. Level 3 securities include two private-label residential one to-four family mortgage backed securities. These 2005 senior tranches in a securitization trust were rated “Aa1 and Aaa” by Moody’s when purchased in 2005 and are currently rated “Ca” and “B3”, respectively. The Company engages the service of independent third party valuation professionals to estimate the fair value of these securities. The valuation is meant to be “Level 3” pursuant to FASB ASC Topic 820 – Fair Value Measurements and Disclosures. The valuation uses an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity. At March 31, 2012, both securities were current on both principal and interest payments, and had a fixed weighted average coupon of 5.50%. One security had a weighted average remaining life of 1.46 years and the other had a weighted average remaining life of 0.53 years.

The following table details the Level 3 securities:

			Remaining	Current Rating
(in thousands)	Class	Coupon	Par Value	Moody’s	Fitch
CWHL 2005-21	A13	5.5% Fixed	$228	B3	CC
WFMBS 2005-14	IA7	5.5% Fixed	1,567	Ca	A

We calculated fair value for the two securities by using a present value of future cash flows model, which incorporated assumptions as follows as of March 31, 2012 and December 31, 2011:

March 31, 2012

	3 Month Cumulative Default (1)	Weighted Average Life (2)	Modified Duration (3)	Yield (4)
CWHL 2005-21	2.85%	0.53 years	0.48 years	8.00%
WFMBS 2005-14	1.86%	1.46 years	1.29 years	8.00%

(1)	The anticipated level of total defaults from the issuer within the pool of performing collateral as of March 31, 2012.
(2)	The average number of years that each dollar of principal remains outstanding.
(3)	The weighted average of present values for a series of cash flows which accurately indicates the average time until the cash flows are received.
(4)	The discount rate obtained from taking a sequence of cash flows and an estimated price.

December 31, 2011

	3 Month Cumulative Default (1)	Weighted Average Life (2)	Modified Duration (3)	Yield (4)
CWHL 2005-21	3.04%	0.65 years	0.59 years	8.00%
WFMBS 2005-14	3.84%	2.10 years	1.80 years	8.00%

(5)	The anticipated level of total defaults from the issuer within the pool of performing collateral as of December 31, 2011.
(6)	The average number of years that each dollar of principal remains outstanding.
(7)	The weighted average of present values for a series of cash flows which accurately indicates the average time until the cash flows are received.
(8)	The discount rate obtained from taking a sequence of cash flows and an estimated price.

The fair value of the Level 3 securities is assessed on a quarterly basis by obtaining an independent third party review of the securities so designated. In addition to using an expected cash-flow model the analysis includes an evaluation of the characteristics and performance of the underlying collateral of each of the securities. Management reviews and compares the results on a quarterly basis to available market information.

The significant unobservable inputs used in the fair value measurement of these private label mortgage-backed securities include prepayment rates, probability of default and loss severity in the event of default. Significant increases or decreases in any of these may result in a lower or higher fair value measurement. A significant increase in default rates could result in a higher level of losses and slower prepayment rates, conversely a lower level of default rates could result in lower levels of losses and increased prepayment rates.

(in thousands)		Fair Value Measurements at March 31, 2012 Using
Description	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans
Commercial	935	0	935	$0	$0	$0
Commercial real estate	4,813	0	4,813	0	0	0
Residential real estate	1,862	0	1,862	0	0	0
Construction	614	0	614	0	0	0
Consumer	87	0	87	0	0	0

Total impaired loans	8,311	0	8,311	0	0	0
Real estate owned	1,510	0	1,510	0	0	0
Other assets (repossessed assets)	116	0	116	0	0	0

Total Assets Measured at Fair Value on a Non Recurring Basis	$9,937	$0	$9,937	$0	$0	$0

(in thousands)		Fair Value Measurements at December 31, 2011 Using
Description	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans
Commercial	$1,202	$0	$1,202	$0	$0	$0
Commercial real estate	995	0	995	0	0	0
Residential real estate	2,580	0	2,580	0	0	0
Construction	719	0	719	0	0	0
Consumer	323	0	323	0	0	0

Total impaired loans	5,819	0	5,819	0	0	0
Real estate owned	1,222	0	1,222	0	0	0
Other assets (repossessed assets)	52	0	52	0	0	0

Total Assets Measured at Fair Value on a Non Recurring Basis	$7,093	$0	$7,093	$0	$0	$0

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

Management establishes a specific reserve for loans that have an estimated fair value below the carrying value. Impaired loans had a carrying value of $10.9 million as of March 31, 2012. Of the $10.9 million of impaired loans, $9.8 million had specific reserves of $2.6 million.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for credit losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the three months ended March 31, 2012 the Company charged-off $603,000 of impaired loans to the allowance for credit losses.

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of March 31, 2012 the Company held $1.5 million in real estate owned as a result of foreclosure. Of the $1.5 million in real estate owned, $1.2 million is undeveloped lots, while $288,000 is a single family home. Real estate owned carried at appraised value is considered to be using Level 2 inputs. The Company held $1.2 million in real estate owned as a result of foreclosure as of December 31, 2011. The $1.2 million in real estate owned consisted of a number of undeveloped lots.

The Company records repossessed assets such as boats, automobiles or equipment at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less selling costs thereafter. Estimated fair value is generally based upon independent values of the collateral obtained through valuation or listing services specifically used for the type of asset repossessed. We consider these collateral values to be estimated using Level 2 inputs. Repossessed assets at March 31, 2012 totaled $116,000 and $52,000 at December 31, 2011.

The fair value of the Company’s time deposits was estimated using discounted cash flow analyses. The discount rates used were based on rates currently offered for deposits with similar remaining maturities. The fair value of the Company’s time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

The carrying amount for customer repurchase agreements and variable rate borrowings approximate the fair values at the reporting date. The fair value of fixed rate Federal Home Loan Bank advances is estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms. The fair value of variable rate Federal Home Loan Bank advances is estimated to be carrying value since these liabilities are based on a spread to a current pricing index

The estimated fair values of the Company’s financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	March 31, 2012		December 31, 2011
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Level 2 inputs:
Cash and due from banks	$1,954	$1,954	$2,026	$2,026
Interest bearing balances with banks	37,306	37,306	18,288	18,288
Federal funds sold	3	3	26,583	26,583
Investment securities, available for sale	81,044	81,044	85,694	85,694
Federal Reserve and Federal Home Loan Bank stock	2,992	2,992	2,992	2,992
Loans and loans held for sale, net	294,098	294,447	283,284	283,667
Accrued interest receivable	1,294	1,294	1,279	1,279
Bank owned life insurance	5,679	5,679	5,624	5,624
Real estate owned	1,510	1,510	1,222	1,222
Level 3 inputs:
Other debt securities	1,739	1,739	1,855	1,855
Financial liabilities
Level 2 inputs:
Noninterest bearing deposits	$54,959	$54,959	$56,664	$56,664
Interest bearing deposits	291,693	292,997	293,717	298,788
Securities sold under agreements to repurchase	12,912	12,912	11,344	11,344
Long-term borrowings	35,000	31,542	35,000	31,357
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest and dividends payable	214	214	167	167

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

Note H – Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. On January 30, 2009 the Company completed a transaction to participate in the Government sponsored Troubled Asset Relief Program which resulted in the Treasury purchasing 8,152 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at a value of $8.2 million and a warrant to purchase 299,706 shares of the Company’s common stock. The Series A Preferred Stock qualifies as Tier 1 Capital. The Series A Preferred Stock pays a dividend of 5% per annum; payable quarterly for five years then pays a dividend of 9% per annum thereafter. Dividends declared for each of the three months ended March 31, 2012 and 2011 was $101,900.

The warrant is exercisable at $4.08 per share at any time on or before January 30, 2019. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur.

On April 18, 2012, Annapolis Bancorp, Inc. (the “Company”) announced that it had redeemed 4,076 shares of its Series A Preferred Stock for $4,076,000. Following the redemption, 4,076 shares of Series A Preferred Stock remain outstanding totaling $4,076,000.

Note I – New Accounting Pronouncements

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only those listed below could have a material impact on the Company’s financial condition or results of operation.

In April, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended March 31, 2012. The guidance was applied prospectively to transactions or modifications of existing transactions that occurred on or after January 1, 2012.

In May, 2011, FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has adopted the methodologies prescribed by this ASU by the date required. The ASU did not have a material impact on its financial condition or results of operations.

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

The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-05 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption permitted. The Company has adopted ASU 2011-05 and it did not have a material impact on the Company’s financial statements.

In December, 2011 FASB issued ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

In December, 2011 FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011. The Company has adopted ASU 2011-12 and it did not have a material impact on the Company’s financial statements.

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

Significant accounting policies followed by the Company are presented in Note 1 to the Company’s 2011 consolidated financial statements which can be found in the Company’s Form 10-K and recent accounting provisions adopted have been presented herein in Note I. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Allowance for Credit Losses Methodology

The Bank’s allowance for credit losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for credit losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The overall allowance consists of both ASC 310 specific reserves for individual loans and ASC 450 general reserves for loan portfolios by specific categories and types. The Bank estimates an acceptable allowance for credit loss with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on independent external loan reviews and regular internal reviews. The determination of the allowance for loan losses is based on the Bank’s historical loss experience and ten (10) qualitative factors for specific categories and types of loans. The combination of the loss experience factor and the total qualitative factors (“Total

ALLL Factor”) is expressed as a percentage of the portfolio for specific categories and types of loans to create the inherent loss index for each loan portfolio. Individual loans deemed impaired are separated from the respective loan portfolios and a specific reserve allocation is assigned based upon Bank management’s best estimate as to the loss exposure for each loan. Each Total ALLL Factor is assigned a percentage weight and that total weight is applied to each loan category. The Total ALLL Factor is different for each loan type and for each risk assessment category within each loan type.

•

The Bank’s historical loss experience is calculated by aggregating the actual loan losses by category for the previous eight quarters and converting that total into a percentage for each loan category.

Previously (in 2011), due to the Bank’s limited historical loss experience, the loss experience factor was the greater of either the Bank’s historical loss experience or the peer group average historical loss experience.

•

Qualitative factors include: levels and trends in delinquencies and non-accruals; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; national and local economic trends and conditions (including Peer Group loss experience); concentrations of credit; quality of the bank’s loan review system; and, external factors, such as competition, legal and regulatory requirements.

The total allowance for credit losses changes as the percentage weight assigned to each Total ALLL Factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as the aggregate of specific allowances is adjusted due to an increase or decrease in impaired loans.

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Bank’s Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $167,000 for the three month period ended March 31, 2012 and $557,000 for the same period in 2011. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the level of nonperforming loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans, increased by $10.4 million for the three months ended March 31, 2012. For the same period, the Bank recorded charge-offs of $603,000 and recovered $19,000 on previously charged-off loans. As of March 31, 2012, the Bank’s allowance for credit losses was $6.8 million or 2.25% of total loans and 97.94% of nonperforming loans as compared to $7.2 million, or 2.47% of total loans and 102.3% of nonperforming loans as of December 31, 2011.

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

Activity in the allowance for credit losses for the three months ended March 31, 2012 and 2011 is shown below:

(dollars in thousands)	For the Three Months Ended March 31,
	2012	2011
Total loans outstanding - at March 31,	$300,863	$285,072
Average loans outstanding year-to-date	296,497	282,037
Allowance for credit losses at beginning of period	$7,182	$6,853

Provision charged to expense	167	557

Chargeoffs:
Commercial loans	32	471
Real estate and construction loans	340	0
Consumer and other loans	231	55

Total	603	526

Recoveries:
Commercial loans	9	5
Real estate and construction loans	2	0
Consumer and other loans	8	3

Total	19	8

Net chargeoffs	584	518

Allowance for credit losses at end of period	$6,765	$6,892

Allowance for credit losses as a percent of total loans	2.25%	2.42%
Net chargeoffs (recoveries) as a percent of average loans	0.20%	0.18%

The Bank’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, loans that are categorized as being a troubled debt restructuring, loans with repossessed collateral and repossessed assets totaled $8.5 million at March 31, 2012, compared to $8.3 million at December 31, 2011, an increase in nonperforming assets of $221,000 or 2.7% The percentage of nonperforming assets to total assets was 1.94% at March 31, 2012, compared to 1.88% at December 31, 2011. The increase in nonperforming assets was principally attributable to the addition of a $671,000 in nonaccrual loans and a $234,000 matured loan under consideration for renewal past due more than 90 days and still accruing. Offsetting the additions to nonperforming were charge-offs of $452,000 and payments and payoffs totaling $232,000.

The $8.5 million in nonperforming assets at March 31, 2012 included $5.8 million in nonaccrual loans, $234,000 in loans past due more than 90 days, $854,000 in accruing troubled debt restructuring and $1.6 million in other assets. Of the $5.8 million in nonaccrual loans at March 31, 2012, $5.2 million were secured by real estate, $414,000 were commercial loans and $156,000 were consumer and other loans. At December 31, 2011, assets classified as nonperforming totaled $8.3 million and consisted of $6.2 million in nonaccrual loans and $856,000 in accruing troubled debt restructuring and $1.3 million in other assets. Included in the $6.2 million of nonaccrual loans was $5.3 million of loans secured by real estate, $390,000 of commercial and $484,000 of consumer and other loans.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets of $440.6 million at March 31, 2012 decreased 0.23% or $1.0 million compared to $441.6 million at December 31, 2011. Loan demand improved in the first three months of 2012, with $301.2 million of gross loans as of March 31, 2012, an increase of $10.4 million from $290.8 million at December 31, 2011. The increase resulted primarily from the origination, net of payments of approximately $9.6 million in real estate secured loans and $1.4 million in commercial loans offset by charge-offs of $603,000. Interest bearing balances with banks increased $19.0 million as cash previously maintained in federal funds sold was transferred to other interest bearing balances with banks. Investment securities decreased $4.8 million or 5.4% to $82.8 million from $87.5 million at December 31, 2011 balance.

Deposits of $346.7 million at March 31, 2012 decreased $3.7 million or 1.1% from December 31, 2011 deposits of $350.4 million. Money market balances increased $3.0 million in total while demand deposit balances decreased $1.7 million. The primary increase in money market balances was due to a related party transaction whereby funds were deposited to purchase and payoff $2.5 million of notes relating to loans outstanding to one borrower. Certificate of deposit balances decreased $5.4 million. Certificates totaling $3.0 million invested in the CDARS program matured and were not renewed.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011.

General. The Company recorded net income of $824,000 for the three months ended March 31, 2012; an increase of $315,000, compared to net income of $509,000 for the three months ended March 31, 2011. Net income available to common shareholders for the three months ended March 31, 2012 was $716,000 or $0.18 per basic and diluted common shares compared to net income available to common shareholders of $387,000 or $0.10 per basic and diluted shares for the three months ended March 31, 2011. Net interest income increased by $56,000 or 1.4% for the three months ended March 31, 2012 compared to the same period in 2011. The provision for credit losses decreased $390,000 to $167,000 for the three months ended March 31, 2012 compared to $557,000 for the three month period ended March 31, 2011.

Interest Income. Total interest and dividend income decreased $102,000 or 2.1% for the three months ended March 31, 2012 compared to the same period in 2011 as a result of lower yields on investments. Interest income on investments decreased $151,000. The yield on the investment securities portfolio decreased to 2.57% from 3.01% on balances $8.0 million lower on average over the same period in 2011. Income on the loan portfolio increased $41,000 or 1.0% for the three months ended March 31, 2012. The improvement in interest income on the loan portfolio was due to an increase in average loan balances of $14.5 million. Income of approximately $180,000 on a loan previously categorized as nonaccrual was recognized during the three month period ended March 31, 2011. The yield on the loan portfolio decreased to 5.74% for the three months ended March 31, 2012 from 6.03% for the three months ended March 31, 2011.

Interest Expense. Total interest expense decreased by $158,000 or 17.0% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease was due to reducing the yields on the Company’s deposit products including the Company’s “Superior Savings” account. The Company’s savings accounts had an average balance of $134.5 million for the three months ended March 31, 2012 and a yield of 0.36% compared to an average balance of $139.7 million and a yield of 0.73% for the three months ended March 31, 2011. Contributing to the decrease in interest expense were lower yields on all other deposit products, primarily money market accounts and certificates of deposit and lower yields on repurchase agreements. The average rate of interest paid on all interest bearing liabilities was 0.90% for the three months ended March 31, 2012 compared to 1.09% for the three months ended March 31, 2011. Interest expense on long-term borrowings and junior subordinated debentures was $328,000 for the three months ended March 31, 2012 compared to $321,000 for the three months ended March 31, 2011, an increase of $7,000.

Net Interest Income. Net interest income increased by $56,000 or 1.4% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily the result of the lower overall cost of deposits. The Company’s cost of funds decreased to 0.78% for the three months ended March 31, 2012 compared to 0.97% for the three months ended March 31, 2011.

For the three months ended March 31, 2012, the net interest margin decreased to 3.87% compared to 4.00% for the three months ended March 31, 2011. The decrease in net interest margin was primarily the result of the decrease in the yield on new loans and investments. The yield on earning assets decreased to 4.61% for the three months ended March 31, 2012 from 4.93% for the same period in 2011.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $167,000 for the three months ended March 31, 2012 compared to $557,000 for the same period in 2011. The provision was based on the composition and credit quality of the loan portfolio as of March 31, 2012 and reflected the qualitative factors used to calculate the allowance for credit losses relating to historical delinquencies and losses and to factors relating to local economic conditions. Total gross loans increased by $10.4 million for the three month period ended March 31, 2012 compared to December 31, 2011. The Bank recorded net charge-offs on loans deemed uncollectible of $584,000 for the three months ended March 31, 2012 compared to $518,000 for the same period in 2011.

Noninterest Income. Total noninterest income increased by $69,000 or 18.8% to $437,000 for the three months ended March 31, 2012. Noninterest income was $368,000 for the same period in 2011. The increase in noninterest income was due to higher mortgage banking fees of $44,000 and gains on the sale of repossessed assets of $20,000 compared to a loss of $31,000 on the disposal of fixed assets recorded for the three months ended March 31, 2011.

Noninterest Expense. Total noninterest expense decreased by $49,000 or 1.6% for the three months ended March 31, 2012 compared to the same period in 2011. The decrease in total noninterest expense during the first three months of 2012 compared with the same period in 2011 was the result of lower personnel expense, lower occupancy and equipment expense and lower FDIC expense offset by higher legal expenses. Personnel expense decreased $72,000 over the same period in 2011 due to open staff positions and to the reversal of expense resulting from the forfeiture of stock grants. Occupancy and equipment expense decreased $43,000 compared to the three months ended March 31, 2011 as 2011 expense included accelerated depreciation on assets from the Bank’s Market House branch that was closed in 2011. FDIC insurance expense decreased $64,000 compared to the same period in the prior year as a result of the FDIC’s revised assessment methodology. An increase in legal expense of $50,000 was the result of increased collection costs in 2012 as the first quarter of 2011 included recoupment of $44,000 of legal expenses from the payoff of a nonaccrual loan.

Income Tax Expense. The Company recorded income tax expense for the three-month period ended March 31, 2012 of $486,000 compared to $237,000 for the three months ended March 31, 2011. The Company’s combined effective federal and state income tax rate was approximately 37.1% for the three months ended March 31, 2012 versus 35.8% for the three months ended March 31, 2011.

The table below sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Rate/Volume Analysis

(dollars in thousands)	Three Months Ended March 31, 2012 vs. 2011
	Increase or (Decrease)	Due to Change in
		Volume	Rate	Rate/ Volume
Interest income on:
Loans	$41	$217	($212)	$36
Investment securities	(151)	(60)	(108)	17
Interest bearing deposits in other banks	3	0	3	0
Federal funds sold and other overnight Investments	5	5	0	0

Total interest income	(102)	162	(317)	53
Interest expense on:
NOW accounts	(3)	0	(3)	0
Money market accounts	(12)	13	(20)	(5)
Savings accounts	(128)	(9)	(126)	7
Certificates of deposit	(16)	(15)	(4)	3
Repurchase agreements	(6)	(1)	(5)	(0)
Long-term borrowing	3	0	0	3
Junior subordinated debt	4	0	4	0

Total interest expense	(158)	(12)	(154)	8

Net interest income	$56	$174	($163)	$45

Consolidated Average Balances, Yields and Rates

(dollars in thousands)

	Three Month Periods Ended
	March 31, 2012			March 31, 2011
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest earning assets
Federal funds sold and other overnight investments	$20,449	$12	0.24%	$11,870	$7	0.24%
Interest bearing balances with banks	15,478	7	0.18%	14,482	4	0.11%
Investment securities (1)	87,303	557	2.57%	95,278	708	3.01%
Loans (2)	296,497	4,232	5.74%	282,037	4,191	6.03%

Total interest earning assets	419,727	4,808	4.61%	403,667	4,910	4.93%
Noninterest earning assets
Cash and due from banks	7,362			7,874
Other assets	13,836			15,744

Total Assets	$440,925			$427,285

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW accounts	$31,872	$8	0.10%	$32,811	$11	0.14%
Money market accounts	51,887	39	0.30%	41,568	51	0.50%
Savings accounts	134,536	122	0.36%	139,661	250	0.73%
Certificates of deposit	73,816	266	1.45%	77,879	282	1.47%
Repurchase agreements	12,425	11	0.36%	13,559	17	0.51%
Long-term borrowings	35,000	281	3.23%	35,000	278	3.22%
Junior subordinated debt	5,000	47	3.78%	5,000	43	3.49%

Total interest bearing liabilities	344,536	774	0.90%	345,478	932	1.09%

Noninterest bearing Liabilities
Demand deposit accounts	56,044			44,974
Other liabilities	2,534			1,945
Stockholders’ Equity	37,811			34,888

Total Liabilities and Stockholders’ Equity	$440,925			$427,285

Interest rate spread			3.70%			3.84%
Ratio of interest earning assets to interest bearing liabilities			121.82%			116.84%
Net interest income and net interest margin		$4,034	3.87%		$3,978	4.00%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.
(2)	Includes nonaccrual loans

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

The Company’s major source of liquidity is its deposit base. At March 31, 2012, total deposits were $346.7 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $273.7 million or 79.0% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2012, interest bearing deposits with banks, federal funds sold and other overnight investments totaled $37.3 million while investment securities available-for-sale totaled $82.8 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for banks up to 40% of the bank’s total assets. The Bank currently has an approved line of credit with the FHLB of 25% of total assets with the ability to request an increase in the line if necessary. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At March 31, 2012, the Bank had a $110.1 million credit limit with the FHLB with advances outstanding of $35.0 million. The Bank had loans currently pledged as collateral sufficient to borrow up to $8.6 million of the remaining $75.1 million availability from the FHLB. The Bank also has the ability to borrow from the Federal Reserve Bank’s discount window. Additional collateral including cash, investment securities and home-equity loans are available for pledging purposes in the event the Bank would need to draw on the unused portion of the line of credit. Additionally, at March 31, 2012, the Bank had available credit with its correspondent banks of $19.2 million.

Capital Resources

Total stockholders’ equity was $38.0 million at March 31, 2012, representing an increase of $646,000 or 1.7% from December 31, 2011. The growth of stockholders’ equity in the first three months of 2012 was attributable to income of $824,000, stock based compensation of $16,000 and stock purchases through the Company’s Employee Stock Purchase Plan of $2,000. Offsetting these increases was a decrease in stockholder’s equity from the declaration of $102,000 in preferred stock dividends and a decrease of $94,000 in accumulated other comprehensive income resulting from lower market values of securities available-for-sale.

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

On April 18, 2012, Annapolis Bancorp, Inc. (the “Company”) announced that it had redeemed 4,076 shares of its Series A Preferred Stock for $4,076,000. Following the redemption, 4,076 shares of Series A Preferred Stock remain outstanding for a total of $4,076,000 in Series A Preferred Stock.

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

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.

	March 31, 2012	December 31, 2011	Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.7%	12.8%	4.0%	6.0%
Total Capital	14.0%	14.0%	8.0%	10.0%
Tier 1 Leverage Ratio	9.6%	9.4%	4.0%	5.0%

As of March 31, 2012 and after the April 18, 2012 redemption of 50% of the Series A Preferred Stock, both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses, effective July 21, 2011. It is not clear what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Dodd-Frank Act also includes a regulation to limit debit card interchange fees charged by issuing banks. The impact this regulation will have on the Bank’s noninterest income is not yet known.

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

Item 4 – Mine Safety Disclosures

None

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

ANNAPOLIS BANCORP, INC. (Registrant)

Date: May 11, 2012	/s/ RICHARD M. LERNER
Richard M. Lerner
Chief Executive Officer

Date: May 11, 2012	/s/ EDWARD J. SCHNEIDER
Edward J. Schneider
Chief Financial Officer