Form 10-Q
period 2012-06-30
ANNAPOLIS BANCORP INC
filed 2012-08-13
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

At July 31, 2012, the Registrant had 3,975,328 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of June 30, 2012 and December 31, 2011

(in thousands)

	(Unaudited) June 30, 2012	(Audited) December 31, 2011
Assets
Cash and due from banks	$2,852	$2,026
Interest bearing balances with banks	28,884	18,288
Federal funds sold and other overnight investments	8	26,583
Investment securities available for sale, at fair value	90,965	87,549
Federal Reserve and Federal Home Loan Bank stock	2,865	2,992
Loans, less allowance for credit losses of $6,908 and $7,182	290,476	283,284
Premises and equipment, net	9,029	8,418
Accrued interest receivable	1,320	1,279
Deferred income taxes	2,569	2,617
Investment in bank owned life insurance	5,734	5,624
Prepaid FDIC Insurance	1,035	1,198
Real estate owned	1,169	1,222
Other assets	572	490

Total Assets	$437,478	$441,570

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$56,414	$56,664
Interest bearing	286,801	293,717
Securities sold under agreements to repurchase	16,458	11,344
Long-term borrowings	35,000	35,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued dividends and interest payable	187	219
Other liabilities	2,704	2,258

Total liabilities	402,564	404,202

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 4,076 shares at June 30, 2012 and 8,152 at December 31, 2011, net of discount of zero and $6	4,076	8,146
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,975,253 shares at June 30, 2012 and 3,958,293 at December 31, 2011	40	39
Warrants	234	234
Paid in capital	11,822	11,779
Retained earnings	17,755	16,179
Accumulated other comprehensive income	987	991

Total stockholders’ equity	34,914	37,368

Total liabilities and stockholders’ equity	$437,478	$441,570

The accompanying notes are an integral part of these financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Three and Six Month Periods Ended June 30, 2012 and 2011

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$4,247	$4,268	$8,479	$8,459
Interest bearing balances with banks	8	5	15	9
Federal funds sold and other overnight investments	10	8	22	15
Mortgage-backed securities	295	370	599	718
U. S. Government agencies securities	201	296	416	625
State and municipal securities	12	11	23	22
Equity securities	23	19	50	39

Total interest and dividend income	4,796	4,977	9,604	9,887

Interest expense
Certificates of deposit, $100,000 or more	153	136	295	271
Other deposits	248	458	541	917
Securities sold under agreements to repurchase	12	24	23	41
Interest on long-term borrowings	327	325	655	646

Total interest expense	740	943	1,514	1,875

Net interest income	4,056	4,034	8,090	8,012
Provision for credit losses	110	679	277	1,236

Net interest income after provision for credit losses	3,946	3,355	7,813	6,776

Noninterest income
Service charges and fees on deposits	310	316	594	616
Mortgage banking fees	50	15	96	17
Other fee income	96	(31)	183	(2)
Gain on sale of loans	0	79	0	147
Gain (loss) on sale of real estate owned and repossessed assets	10	(22)	30	(22)
Loss on disposal of fixed assets	0	(1)	0	(32)

Total noninterest income	466	356	903	724

Noninterest expense
Personnel	1,618	1,714	3,307	3,475
Occupancy and equipment	369	424	747	845
Data processing	208	213	420	421
Legal and professional fees	137	146	268	225
Marketing	99	123	217	232
FDIC Insurance	86	135	168	281
Other operating expenses	421	461	805	780

Total noninterest expense	2,938	3,216	5,932	6,259

Income before income taxes	1,474	495	2,784	1,241
Income tax expense	553	169	1,039	406

Net income	921	326	1,745	835
Preferred stock dividend and discount accretion	61	123	169	245

Net income available to common shareholders	$860	$203	$1,576	$590

Basic earnings per common share	$0.22	$0.05	$0.40	$0.15

Basic weighted average shares	3,975,156	3,938,070	3,971,988	3,944,417

Diluted earnings per common share	$0.21	$0.05	$0.39	$0.14

Diluted weighted average shares	4,103,035	4,285,370	4,064,435	4,291,717

The accompanying notes are an integral part of these financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

for the Three and Six Month Periods Ended June 30, 2012 and 2011

(unaudited)

(dollars in thousands)

	For the Three Months Ended June 30,
	2012	2011
Net income	$921	$326
Unrealized net holding (losses) gains, on
Available-for-sale portfolios, net of tax of $60 and $335, respectively	90	514

Comprehensive income	$1,011	$840

	For the Six Months Ended June 30,
	2012	2011
Net income	$1,745	$835
Unrealized net holding (losses) gains, on
Available-for-sale portfolios, net of tax (benefit) of ($2) and $186, respectively	(4)	286

Comprehensive income	$1,741	$1,121

The accompanying notes are an integral part of these financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Six Month Periods Ended June 30, 2012 and 2011

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$1,745	$835
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	249	342
Amortization of premiums and accretions of discounts, net	127	152
Provision for credit losses	277	1,236
Provisions for loss, other real estate owned	28	117
Origination of loans held for sale	0	(7,496)
Proceeds from sale of loans held for sale	0	9,022
Stock based compensation	40	57
Deferred income taxes	50	(213)
Earnings on life insurance policies	(110)	(89)
Gain on sale of loans held for sale	0	(147)
(Gain) loss on sale of real estate owned and repossessed assets	(30)	22
Loss on disposal of fixed assets	0	32
(Increase) decrease in:
Accrued interest receivable	(41)	191
Prepaid FDIC insurance	163	270
Other assets	(12)	406
Increase (decrease) in:
Accrued interest payable	(32)	(13)
Accrued income taxes, net of taxes refundable	351	14
Deferred loan origination fees	87	(80)
Other liabilities	95	245

Net cash provided by operating activities	2,987	4,903

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	23,231	14,022
Purchase of securities available for sale	(26,653)	(6,829)
Net decrease (increase) in federal funds sold	26,575	(13,207)
Net (increase) decrease in interest bearing balances with banks	(10,596)	8,143
Net increase in loans receivable, net	(7,934)	(12,360)
Improvements to other real estate owned	(29)	0
Purchase of premises and equipment, net of disposals	(866)	(232)
Proceeds from sales of real estate owned and repossessed assets	398	29

Net cash provided by (used in) investing activities	4,126	(10,434)

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

for the Six Month Periods Ended June 30, 2012 and 2011

(unaudited)

(in thousands)

(continued)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from financing activities
Net (decrease) increase in:
Time deposits	(5,377)	(2,027)
Other deposits	(1,789)	1,012
Securities sold under agreements to repurchase	5,114	1,603
Redemption of preferred stock	(4,076)	0
Proceeds from stock options exercised	0	14
Proceeds from issuance of common stock	4	3
Payment of preferred stock dividend	(163)	(204)

Net cash (used in) provided by financing activities	(6,287)	401

Net increase (decrease) in cash	826	(5,130)
Cash and cash equivalents, beginning of period	2,026	7,854

Cash and cash equivalents, end of period	$2,852	$2,724

Supplemental cash flow information
Interest paid, including interest credited to accounts	$1,708	$2,092
Income taxes paid	$777	$635
Non-cash investing activities
Transfers from loans to real estate owned	$288	$0
Transfers from loans to other assets	$90	$20

The accompanying notes are an integral part of these financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the Six Month Periods Ended June 30, 2012 and 2011

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012 or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2012.

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

Note C – Stock Based Compensation

Stock based-compensation expense for the six month periods ended June 30, 2012 and 2011 was $40,000 and $57,000, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the first and second quarters of 2012 and 2011 reflects estimated forfeitures.

For the three month period ended June 30, 2012, $24,000 of expense was recognized on the remaining outstanding options, restricted shares and restricted share units. During the same period of 2011, $19,000 of expense was recognized on the remaining outstanding options, restricted shares and restricted share units.

During the first and second quarter of 2012 and 2011, there were no options granted to employees or directors of the Company or Bank.

Stock option activity for the six months ended June 30, 2012 and 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	92,302	$7.22
Grants	0	0.00
Exercised	0	0.00
Forfeitures	(8,888)	9.30
Expired	0	0.00

Outstanding as of June 30, 2012	83,414	$7.00

Exercisable at June 30, 2012	83,414	$7.00	2.1	$89

Outstanding at December 31, 2010	124,270	$6.06
Grants	0	0.00
Exercised	(5,333)	2.64
Forfeitures	0	0.00
Expired	(22,374)	2.64

Outstanding as of June 30, 2011	96,563	$7.05

Exercisable at June 30, 2011	95,721	$7.03	3.0	$4

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on the last trading day in the first six months of 2012 and 2011, and the exercise price of the options multiplied by the number of shares) on June 30, 2012 and June 30, 2011. This amount changes based on the fair market value of the Company’s stock. The total fair value of options that vested during the six month period ending June 30, 2012 was $3,088 and $6,800 for the six months ended June 30, 2011.

As of June 30, 2012, there were no unrecognized costs related to unvested options. As of June 30, 2011, $3,000 of total unrecognized costs related to unvested options was expected to be recognized over a weighted average period of 1.0 years.

There were no restricted shares granted to employees during the second quarter of 2012 or 2011.

During the first quarter of 2012, non-employee directors of the Bank were awarded a total of 16,268 shares of restricted stock at a market value of $4.30 per share in lieu of an annual retainer. These shares vest on January 25, 2013. On April 27, 2012 a total of 1,162 shares awarded during the first quarter of 2012 to a non-employee director were forfeited when the director resigned. During the first quarter of 2011, non-employee directors of the Bank were awarded a total of 12,782 shares of restricted stock at a market value of $4.30 per share in lieu of an annual retainer. These shares vested on January 27, 2012. Non-compensation related expense of $15,000 and $13,750 was recognized for the three month periods ended June 30, 2012 and 2011, respectively and $32,500 and $27,500 for the six month periods ending June 30, 2012 and 2011, respectively, relating to the shares issued to non-employee directors.

As of June 30, 2012, 15,000 restricted share units of the 43,606 restricted shares and restricted share units outstanding have vested; the remaining 28,606 shares will vest over a weighted average period of 0.85 years.

Restricted stock activity for the six months ended June 30, 2012 and 2011 was as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2011	57,282	$3.86
Grants	16,268	4.30
Issued	(16,282)	4.29
Forfeitures	(13,662)	4.10

Outstanding as of June 30, 2012	43,606	$3.84

Outstanding at December 31, 2010	68,384	$3.66
Grants	17,782	4.34
Issued	(23,884)	3.71
Forfeitures	0	0

Outstanding as of June 30, 2011	62,282	$3.87

As of June 30, 2012, $76,000 of total unrecognized costs related to unvested restricted shares and restricted share units is expected to be recognized over a weighted average period of 1.0 years. As of June 30, 2011, $153,000 of total unrecognized costs related to unvested restricted shares and restricted share units was expected to be recognized over a weighted average period of 2.2 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share and share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common shareholders	$860	$203	$1,576	$590
Weighted average common shares outstanding	3,975,156	3,938,070	3,971,988	3,944,417
Basic Earnings Per Common Share	$0.22	$0.05	$0.40	$0.15
Net income available to common shareholders	$860	$203	$1,576	$590
Weighted average common shares outstanding	3,975,156	3,938,070	3,971,988	3,944,417
Effect of potential dilutive common shares	127,879	72,040	92,447	65,294
Total weighted average diluted common shares outstanding	4,103,035	4,010,110	4,064,435	4,009,711
Diluted Earnings Per Common Share	$0.21	$0.05	$0.39	$0.15

Basic earnings per common share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock, restricted share units and warrants. For each of the three and six months ended June 30, 2012 and 2011, 50,081 and 58,969 shares of common stock, respectively, attributable to outstanding stock options, restricted stock, restricted share units and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

Note E – Investment Securities

Investment securities are summarized as follows:

(dollars in thousands) June 30, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Available for sale
U.S. Government agency	$49,638	$321	$13	$49,946
State and municipal	1,077	67	0	1,144
Residential mortgage-backed securities	37,989	1,290	80	39,199
Other equity securities	631	45	0	676

	$89,335	$1,723	$93	$90,965

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available for sale
U.S. Government agency	$47,782	$306	$56	$48,032
State and municipal	1,077	59	0	1,136
Residential mortgage-backed securities	36,435	1,372	82	37,725
Other equity securities	618	38	0	656

	$85,912	$1,775	$138	$87,549

The amortized cost and estimated fair value of securities by contractual maturities at June 30, 2012 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Available for Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$115	$115
Due after one through five years	27,651	27,774
Due after five through ten years	21,009	21,256
Due after ten years	39,929	41,144
Equity securities	631	676

	$89,335	$90,965

The following table shows the level of the Company’s gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at June 30, 2012 and December 31, 2011.

	Less than 12 months		12 months or more		Total
June 30, 2012 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. Government agency	$4,987	$13	$0	$0	$4,987	$13
Residential mortgage-backed securities	3,876	12	1,595	68	5,471	80

	$8,863	$25	$1,595	$68	$10,458	$93

	Less than 12 months		12 months or more		Total
December 31, 2011 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. Government Agency	$16,044	$56	$0	$0	$16,044	$56
Residential mortgage-backed securities	0	0	1,854	82	1,854	82

	$16,044	$56	$1,854	$82	$17,898	$138

The unrealized losses that exist are the result of market changes in interest rates since the original purchase. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012. The Company has used a variety of tools to analyze the contents of its security portfolio and at this time does not believe that the unrealized losses in the portfolio shown in the table above are other than temporary. At June 30, 2012 mortgaged-backed securities with a fair market value of $1.6 million carried bond ratings below investment grade. These securities were evaluated by an independent third-party consulting firm using an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity, and were deemed by management not to be other-than-temporarily impaired at June 30, 2012. At June 30, 2012, both securities were current on both principal and interest payments.

Note F – Loans, Allowance For Credit Losses And Credit Quality

Major classifications of loans are as follows:

	June 30, 2012	December 31, 2011
Commercial	$47,111	$47,683
Real estate
Commercial	121,661	114,883
Construction	37,221	35,026
One to four-family	48,816	48,314
Home equity	34,724	36,005
Consumer	8,253	8,870

	297,786	290,781

Deferred loan fees, net	(402)	(315)
Allowance for credit losses	(6,908)	(7,182)

	(7,310)	(7,497)

Loans, net	$290,476	$283,284

The maturity and rate repricing distribution of the loan portfolio is as follows:

Repricing or maturing within one year	$99,373	$100,804
Maturing over one to five years	128,884	132,637
Maturing over five years	69,529	57,340

	$297,786	$290,781

The Company’s goal is to mitigate risks inherent in the loan portfolio. Commercial loans and loans secured by real estate make up the majority of the loan portfolio, accounting for 97% of the portfolio as of June 30, 2012 and December 31, 2011. To mitigate risk, commercial loans are generally secured by receivables, inventories, equipment and other assets of the business. Personal guarantees of the borrowers are generally required.

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

The following table shows the allowance for credit losses and recorded investment in loans receivable for the three and six month periods ended June 30, 2012:

Allowance for Credit Losses and Recorded Investment in Loans Receivable

for the Three Months Ended June 30, 2012
(Dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance, March 31, 2012	$1,048	$3,832	$1,602	$283	$0	$6,765
Charge-offs	0	0	0	0	0	0
Recoveries	18	0	3	12	0	33
Provision	(23)	130	42	(39)	0	110

Ending balance, June 30, 2012	$1,043	$3,962	$1,647	$256	$0	$6,908

for the Six Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance, December 31, 2011	$1,387	$3,972	$1,422	$401	$0	$7,182
Charge-offs	32	0	340	231	0	603
Recoveries	28	0	4	20	0	52
Provision	(340)	(10)	561	66	0	277

Ending balance, June 30, 2012	$1,043	$3,962	$1,647	$256	$0	$6,908

Period ending amount: Individually evaluated for impairment	$444	$1,198	$1,011	$67	$0	$2,720

Period ending amount: Collectively evaluated for impairment	$599	$2,764	$636	$189	$0	$4,188

Period ending amount: Loans acquired with deteriorating credit quality	$0	$0	$0	$0	$0	$0

Loans individually evaluated for impairment	$1,265	$2,683	$2,682	$132	$0	$6,762

Loans collectively evaluated for impairment	$45,846	$156,199	$80,858	$8,121	$0	$291,024

for the Three Months Ended June 30, 2011
(Dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance, March 31, 2011	$1,886	$3,054	$1,434	$518	$0	$6,892
Charge-offs	301	49	133	81	0	564
Recoveries	5	0	253	7	0	265
Provision	(187)	1,072	(160)	(46)	0	679

Ending balance, June 30, 2011	$1,403	$4,077	$1,394	$398	$0	$7,272

for the Six Months Ended June 30, 2011
	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance, December 31, 2010	$1,868	$3,205	$1,257	$523	$0	$6,853
Charge-offs	772	49	133	136	0	1,090
Recoveries	10	0	253	10	0	273
Provision	297	921	17	1	0	1,236

Ending balance, June 30, 2011	$1,403	$4,077	$1,394	$398	$0	$7,272

Period ending amount: Individually evaluated for impairment	$63	$1,199	$465	$46	$0	$1,773

Period ending amount: Collectively evaluated for impairment	$1,340	$2,878	$929	$352	$0	$5,499

Period ending amount: Loans acquired with deteriorating credit quality	$0	$0	$0	$0	$0	$0

Loans individually evaluated for impairment	$126	$4,668	$1,526	$82	$0	$6,402

Loans collectively evaluated for impairment	$51,219	$136,104	$87,050	$9,606	$0	$283,979

Nonaccrual loans totaled approximately $6.2 million at both June 30, 2012 and December 31, 2011. There was one loan for $285,000 past due greater than 90 days and still accruing at June 30, 2012. At December 31, 2011, there were no loans past due greater than 90 days and still accruing. As of June 30, 2012, $2.7 million of loan loss allowances were allocated to all loans classified as impaired with $1.6 million of loan loss allowances allocated to all loans classified as impaired at December 31, 2011.

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

The following table presents credit quality indicators:

Credit Quality Indicators

as of June 30, 2012

(Dollars in thousands)

		Commercial Real Estate
	Commercial	Construction	Other
	2012	2012	2012
Risk Rating:
Pass	$41,896	$31,776	$105,228
Other Assets Especially Mentioned	2,936	2,422	13,865
Substandard	2,089	1,871	1,318
Doubtful	190	1,152	1,250

	$47,111	$37,221	$121,661

	Residential	Consumer Installment
	2012	2012
Risk Rating:
Pass	$75,281	$7,746
Other Assets Especially Mentioned	4,267	286
Substandard	2,566	156
Doubtful	1,426	65

	$83,540	$8,253

Credit Quality Indicators

as of December 31, 2011

(Dollars in thousands)

		Commercial Real Estate
	Commercial	Construction	Other
	2011	2011	2011
Risk Rating:
Pass	$41,899	$29,456	$102,495
Other Assets Especially Mentioned	2,181	2,432	7,944
Substandard	3,571	1,986	3,194
Doubtful	32	1,152	1,250

	$47,683	$35,026	$114,883

	Residential	Consumer Installment
	2011	2011
Risk Rating:
Pass	$78,402	$8,017
Other Assets Especially Mentioned	1,867	290
Substandard	2,632	348
Doubtful	1,418	215

	$84,319	$8,870

The following table presents an age analysis of past due loans receivable:

Age Analysis of Past Due Loans Receivable

As of June 30, 2012

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2012
Commercial	$4,299	$197	$0	$4,496	$42,615	$47,111	$0
Commercial Real Estate
Construction	0	0	1,152	1,152	36,069	37,221	0
Other	0	0	285	285	121,376	121,661	285
Residential	80	7	1,992	2,079	81,461	83,540	0
Consumer	4	0	19	23	8,230	8,253	0

	$4,383	$204	$3,448	$8,035	$289,751	$297,786	$285

Age Analysis of Past Due Loans Receivable

As of December 31, 2011

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2011
Commercial	$0	$32	$178	$210	$47,473	$47,683	$0
Commercial Real Estate
Construction	229	0	1,152	1,381	33,645	35,026	0
Other	482	0	0	482	114,401	114,883	0
Residential	687	0	1,972	2,659	81,660	84,319	0
Consumer	23	0	342	365	8,505	8,870	0

	$1,421	$32	$3,644	$5,097	$285,684	$290,781	$0

Total past due loans at June 30, 2012 increased $2.9 million to $8.0 million from $5.1 million as of December 31, 2011. New loans considered past due totaled $5.7 million and included one loan for $4.2 million that was past due at June 30, 2012 and current at December 31, 2011. Offsetting a portion of the increase in past due loans were payoffs and the return of loans to performing totaling $1.7 million, charge-offs of loans deemed uncollectible of $452,000 and transfers to real estate owned and repossessed assets of $378,000.

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

The following tables presents a summary of impaired loans as of and for the six months ended June 30, 2012 and as of December 31, 2011 and for the year then ended:

Impaired Loans

as of and for the Six Month Period Ended June 30, 2012

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial	$918	$918	$0
Commercial real estate	528	528	0
Residential real estate	358	358	0
Consumer	16	16	0

	1,820	1,820	0

With an allowance recorded
Commercial	493	493	444
Commercial real estate	2,440	2,440	1,198
Residential real estate	2,683	2,683	1,011
Consumer	132	132	67

	5,748	5,748	2,720

Total
Commercial	1,411	1,411	444
Commercial real estate	2,968	2,968	1,198
Residential real estate	3,041	3,041	1,011
Consumer	148	148	67

	$7,568	$7,568	$2,720

Impaired Loans

as of December 31, 2011

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial	$242	$242	$0
Commercial real estate	0	0	0
Residential real estate	1,074	1,074	0
Consumer	195	195	0

	1,511	1,511	0

With an allowance recorded
Commercial	$1,156	$1,156	$195
Commercial real estate	2,444	2,444	731
Residential real estate	1,981	1,981	475
Consumer	289	289	161

	5,870	5,870	1,562

Total
Commercial	$1,398	$1,398	$195
Commercial real estate	2,444	2,444	731
Residential real estate	3,055	3,055	475
Consumer	484	484	161

	$7,381	$7,381	$1,562

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded
Commercial	$434	$29	$976	$20
Commercial real estate	438	6	899	0
Residential real estate	519	3	1,422	49
Consumer	66	0	247	8

	1,457	38	3,544	77

With an allowance recorded
Commercial	$850	$5	$462	$2
Commercial real estate	4,991	47	2,344	0
Residential real estate	2,447	(19)	1,648	8
Consumer	135	4	144	1

	8,423	37	4,598	11

Total
Commercial	$1,284	$34	$1,438	$22
Commercial real estate	5,429	53	3,243	0
Residential real estate	2,966	(16)	3,070	57
Consumer	201	4	391	9

	$9,880	$75	$8,142	$88

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded
Commercial	$302	$33	$600	$32
Commercial real estate	302	6	429	30
Residential real estate	734	5	733	36
Consumer	72	1	105	11

	1,410	45	1,867	109

With an allowance recorded
Commercial	976	21	346	3
Commercial real estate	4,367	260	931	16
Residential real estate	2,233	27	779	12
Consumer	191	8	105	5

	7,767	316	2,161	36

Total
Commercial	$1,278	$54	$946	$35
Commercial real estate	4,669	266	1,360	46
Residential real estate	2,967	32	1,512	48
Consumer	263	9	210	16

	$9,177	$361	$4,028	$145

The Company considers a loan to be a troubled debt restructuring when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. The Company may consider granting a concession in an attempt to protect as much of its investment as possible.

The restructuring of a loan may include, but is not necessarily limited to: (1) the transfer from the borrower to the Bank of real estate, receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan (2) the issuance or other granting of an equity interest to the Company by the borrower to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt in to an equity interest (3) a modification of the loan terms, such as a reduction of the stated interest rate, principal, or accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, or (4) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement and (5) a reduction of accrued interest. The current outstanding balance of troubled debt restructurings as of June 30, 2012 included $852,000 of loans in accrual status and $1.7 million of loans classified as nonaccrual. During the six months ended June 30, 2012 no new loans were added to those considered to be troubled debt restructurings and none of the loans currently classified as troubled debt restructurings have defaulted. The following table is a summary of loans determined to be troubled debt restructurings for the twelve months ended December 31, 2011.

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

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the assets credit rating, prepayment assumptions and other factors such as credit loss assumptions

An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis. During the six months ended June 30, 2012, there were no transfers made between Level 1, 2, and 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements of Assets
(dollars in thousands)		at June 30, 2012 Using
Description	Fair Value June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Investment Securities Available for Sale
Debt securities
Issued by U. S. Government agencies	$49,946	$0	$49,946	$0	$0
Issued by State and municipal	1,144	0	1,144	0	0
Mortgage-backed securities issued by Government agencies	37,611	0	37,611	0	0
Private label mortgage-backed securities	1,588	0	0	1,588	0

Total Debt Securities	90,289	0	88,701	1,588	0

Equity securities
Mutual funds	676	0	676	0	0

Total Equity Securities	676	0	676	0	0

Total Investment Securities Available for Sale	$90,965	$0	$89,377	$1,588	$0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) – Roll Forward
at June 30, 2012
Investment Securities Available for Sale – Debt Securities
Beginning Balance at December 31, 2011	$1,855
Transfers in to Level 3	0
Transfers out of Level 3	0
Unrealized gains	14
Repayments	(281)

Ending Balance at June 30, 2012	$1,588

		Fair Value Measurements of Assets
(dollars in thousands)		at December 31, 2011 Using
Description	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Investment Securities Available for Sale
Debt securities
Issued by U.S. Government agencies	$48,032	$0	$48,032	$0	$0
Issued by State and municipal	1,136	0	1,136	0	0
Mortgage-backed securities issued by Government agencies	35,870	0	35,870	0	0
Private label mortgage-backed securities	1,855	0	0	1,855	0

Total Debt Securities	86,893	0	85,038	1,855	0

Equity Securities
Mutual funds	656	0	656	0	0

Total Equity Securities	656	0	656	0	0

Total Investment Securities Available for Sale	$87,549	$0	$85,694	$1,855	$0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) – Roll Forward
at December 31, 2011
Investment Securities Available for Sale – Debt Securities
Beginning Balance at December 31, 2010	$2,401
Transfers in to Level 3	0
Transfers out of Level 3	0
Unrealized gains	100
Repayments	(646)

Ending Balance at December 31, 2011	$1,855

Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include securities below investment grade and asset-backed securities in illiquid markets. Level 3 securities include two private-label residential one to-four family mortgage backed securities. These 2005 senior tranches in a securitization trust were rated “Aa1 and Aaa” by Moody’s when purchased in 2005 and are currently rated “Ca” and “B3”, respectively. The Company engages the service of independent third party valuation professionals to estimate the fair value of these securities. The valuation is meant to be “Level 3” pursuant to FASB ASC Topic 820 – Fair Value Measurements and Disclosures. The valuation uses an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity. At June 30, 2012, both securities were current on both principal and interest payments, and had a fixed weighted average coupon of 5.50%. One security had a weighted average remaining life of less than six months and the other had a weighted average remaining life of just under two years.

The following table details the Level 3 securities:

			Remaining	Current Rating
(in thousands)	Class	Coupon	Par Value	Moody’s	Fitch
CWHL 2005-21	A13	5.5% Fixed	$166	B3	CC
WFMBS 2005-14	IA7	5.5% Fixed	1,490	Ca	A

We calculated fair value for the two securities by using a present value of future cash flows model, which incorporated assumptions as follows as of June 30, 2012 and December 31, 2011:

June 30, 2012

	Cumulative Default (1)	Weighted Average Life (2)	Modified Duration (3)	Yield (4)
CWHL 2005-21	6.10%	0.41 years	0.38 years	8.00%
WFMBS 2005-14	2.23%	1.98 years	1.70 years	8.00%

(1)	The recent three month level of total defaults from the issuer within the pool of performing collateral.
(2)	The average number of years that each dollar of principal remains outstanding.
(3)	The weighted average of present values for a series of cash flows which accurately indicates the average time until the cash flows are received.
(4)	The discount rate obtained from taking a sequence of cash flows and an estimated price.

December 31, 2011

	3 Month Cumulative Default (1)	Weighted Average Life (2)	Modified Duration (3)	Yield (4)
CWHL 2005-21	3.04%	0.65 years	0.59 years	8.00%
WFMBS 2005-14	3.84%	2.10 years	1.80 years	8.00%

(1)	The anticipated level of total defaults from the issuer within the pool of performing collateral as of December 31, 2011.
(2)	The average number of years that each dollar of principal remains outstanding.
(3)	The weighted average of present values for a series of cash flows which accurately indicates the average time until the cash flows are received.
(4)	The discount rate obtained from taking a sequence of cash flows and an estimated price.

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

		Fair Value Measurements
(in thousands)		at June 30, 2012 Using
Description	Fair Value June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Loans
Impaired loans
Commercial	$967	$0	$967	$0	$0
Commercial real estate	1,165	0	1,165	0	0
Residential real estate	2,029	0	2,029	0	0
Construction	606	0	606	0	0
Consumer	81	0	81	0	0

Total impaired loans	4,848	0	4,848	0	0
Real estate owned	1,169	0	1,169	0	0
Other assets (repossessed assets)	116	0	116	0	0

Total Assets Measured at Fair Value on a Nonrecurring Basis	$6,133	$0	$6,133	$0	$0

		Fair Value Measurements
(in thousands)		at December 31, 2011 Using
Description	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Loans
Impaired loans
Commercial	$1,202	$0	$1,202	$0	$0
Commercial real estate	995	0	995	0	0
Residential real estate	2,580	0	2,580	0	0
Construction	719	0	719	0	0
Consumer	323	0	323	0	0

Total impaired loans	5,819	0	5,819	0	0
Real estate owned	1,222	0	1,222	0	0
Other assets (repossessed assets)	52	0	52	0	0

Total Assets Measured at Fair Value on a Nonrecurring Basis	$7,093	$0	$7,093	$0	$0

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

Management establishes a specific reserve for loans that have an estimated fair value below the carrying value. Nonperforming loans had a carrying value of $7.3 million as of June 30, 2012. Of the $7.3 million of nonperforming loans, $5.4 million had specific reserves of $2.5 million.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for credit losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the six months ended June 30, 2012 the Company charged-off $603,000 of impaired loans to the allowance for credit losses.

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of June 30, 2012 and December 31, 2011 the Company held $1.2 million in real estate owned as a result of foreclosure. Real estate owned carried at appraised value is considered to be using Level 2 inputs. The $1.2 million in real estate owned consisted of a number of undeveloped lots.

The Company records repossessed assets such as boats, automobiles or equipment at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less selling costs thereafter. Estimated fair value is generally based upon independent values of the collateral obtained through valuation or listing services specifically used for the type of asset repossessed. We consider these collateral values to be estimated using Level 2 inputs. Repossessed assets totaled $116,000 at June 30, 2012 and $52,000 at December 31, 2011.

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

The following table’s present information about the Company’s financial assets and financial liabilities measured at fair value as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	June 30, 2012		December 31, 2011
	Carrying	Estimated Fair	Carrying	Estimated Fair
(dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 2 inputs:
Cash and due from banks	$2,852	$2,852	$2,026	$2,026
Interest bearing balances with banks	28,884	28,884	18,288	18,288
Federal funds sold	8	8	26,583	26,583
Investment securities	89,377	89,377	85,694	85,694
Federal Reserve and Federal Home Loan Bank stock	2,865	2,865	2,992	2,992
Loans and loans held for sale, net	290,476	290,777	283,284	283,667
Accrued interest receivable	1,320	1,320	1,279	1,279
Bank owned life insurance	5,734	5,734	5,624	5,624
Real estate owned	1,169	1,169	1,222	1,222
Level 3 inputs:
Other debt securities	1,588	1,588	1,855	1,855
Financial liabilities
Level 2 inputs:
Noninterest bearing deposits	$56,414	$56,414	$56,664	$56,664
Interest bearing deposits	286,801	288,033	293,717	298,788
Securities sold under agreements to repurchase	16,458	16,458	11,344	11,344
Long-term borrowings	35,000	31,265	35,000	31,357
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest and dividends payable	187	187	219	219

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

Note H – Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. On January 30, 2009 the Company completed a transaction to participate in the Government sponsored Troubled Asset Relief Program (“TARP”) which resulted in the Treasury purchasing 8,152 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at a value of $8.2 million. The Series A Preferred Stock qualifies as Tier 1 Capital. On April 18, 2012, Annapolis Bancorp, Inc. (the “Company”) announced that it had redeemed 4,076 shares of its Series A Preferred

Stock for $4,076,000. Following the redemption, 4,076 shares of Series A Preferred Stock remain outstanding totaling $4,076,000. The Series A Preferred Stock pays a dividend of 5% per annum; payable quarterly for five years then pays a dividend of 9% per annum thereafter. Dividends declared for each of the six months ended June 30, 2012 and 2011 was $162,473 and $203,800, respectively.

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

Allowance for Credit Losses Methodology

The Bank’s allowance for credit losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for credit losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The overall allowance consists of both Accounting Standards Codification (“ASC”) 310 specific reserves for individual loans and ASC 450 general reserves for loan portfolios by specific categories and types. The Bank estimates an acceptable allowance for credit loss with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on independent external loan reviews and regular internal reviews. The determination of the allowance for loan losses is based on the Bank’s historical loss experience and ten (10) qualitative factors for specific categories and types of loans. The combination of the loss experience factor and the total qualitative factors (“Total ALLL Factor”) is expressed as a percentage of the portfolio for specific categories and types of loans to create the inherent loss index for each loan portfolio. Individual loans deemed impaired are separated from the respective loan portfolios and a specific reserve allocation is assigned based upon Bank management’s best estimate as to the loss exposure for each loan. Each Total ALLL Factor is assigned a percentage weight and that total weight is applied to each loan category. The Total ALLL Factor is different for each loan type and for each risk assessment category within each loan type.

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

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Bank’s Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $110,000 for the three month period ended June 30, 2012 and $679,000 for the same period in 2011. For the six month periods ended June 30, 2012 and 2011 the Bank recorded provisions of $277,000 and $1.2 million, respectively. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the level of nonperforming loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans increased by $7.0 million for the six months ended June 30, 2012. For the same period, the Bank recorded charge-offs of $603,000 and recovered $52,000 on previously charged-off loans. As of June 30, 2012, the Bank’s allowance for credit losses was $6.9 million or 2.32% of total loans and 94.0% of nonperforming loans as compared to $7.2 million, or 2.47% of total loans and 102.0% of nonperforming loans as of December 31, 2011.

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

Activity in the allowance for credit losses for the six months ended June 30, 2012 and 2011 is shown below:

(dollars in thousands)	For the Six Months
	Ended June 30,
	2012	2011
Total loans outstanding - at June 30	$297,384	$290,140
Average loans outstanding year-to-date	298,192	285,091
Allowance for credit losses at beginning of period	$7,182	$6,853

Provision charged to expense	277	1,236

Chargeoffs:
Commercial loans	32	772
Real estate and construction loans	341	182
Consumer and other loans	230	136

Total	603	1,090

Recoveries:
Commercial loans	28	10
Real estate and construction loans	4	253
Consumer and other loans	20	10

Total	52	273

Net chargeoffs	551	817

Allowance for credit losses at end of period	$6,908	$7,272

Allowance for credit losses as a percent of total loans	2.32%	2.51%
Net chargeoffs (recoveries) as a percent of average loans	0.18%	0.29%

The Bank’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, accruing troubled debt restructurings, loans with repossessed collateral and repossessed assets, totaled $8.6 million at June 30, 2012, compared to $8.3 million at December 31, 2011, an increase in nonperforming assets of $322,000 or 3.9%. The percentage of nonperforming assets to total assets was 1.97% at June 30, 2012, compared to 1.88% at December 31, 2011. The increase in nonperforming assets was principally attributable to additions to nonperforming of $1.1 million offset by sales, payoffs and pay-downs of nonperforming assets of $318,000, and to charge-offs and additional write-downs on loans previously classified as nonperforming of $452,000.

The $8.6 million in nonperforming assets at June 30, 2012 included $6.2 million in nonaccrual loans, $852,000 in accruing troubled debt restructurings, $285,000 of loans past due greater than 90 days and still accruing and $1.3 million in other assets. Of the $6.2 million in nonaccrual loans at June 30, 2012, $5.5 million were secured by real estate, $598,000 were commercial loans and $147,000 were consumer and other loans. At

December 31, 2011, assets classified as nonperforming totaled $8.3 million and consisted of $6.2 million in nonaccrual loans and $856,000 in accruing troubled debt restructuring and $1.3 million in other assets. Included in the $6.2 million of nonaccrual loans was $5.3 million of loans secured by real estate, $390,000 of commercial and $484,000 of consumer and other loans.

The following table shows the amounts of nonperforming assets at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Nonaccrual loans:
Commercial	$598	$390
Real estate	5,467	5,308
Consumer	147	484
Accrual loans – past due 90 days
Real estate	285	0
Restructured loans	852	856

Total nonperforming loans	7,349	7,038
Real estate owned	1,169	1,222
Repossessed assets	116	52

Total nonperforming assets	$8,634	$8,312

Allowance for credit losses to total nonperforming loans	94.00%	102.03%
Ratio of nonperforming loans to total loans	2.47%	2.42%
Ratio of nonperforming assets to total assets	1.97%	1.88%

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets of $437.5 million at June 30, 2012 decreased 0.93% or $4.1 million compared to $441.6 million at December 31, 2011. The contraction of the balance sheet was the result of redeeming 50% of the TARP balance of outstanding Series A Preferred Stock for a total of $4.1 million. Loan demand improved in the first six months of 2012, with $297.8 million of gross loans as of June 30, 2012, an increase of $7.0 million from $290.8 million at December 31, 2011. The increase resulted primarily from the origination, net of payments of approximately $8.5 million in real estate secured loans offset by charge-offs of $603,000 and payments and payoffs totaling $900,000 of commercial and installment loans. Interest bearing balances with banks increased $10.6 million while federal funds sold as of June 30, 2012 decreased $26.6 million from December 31, 2011. Investment securities increased $3.4 million or 3.9% compared to December 31, 2011.

Deposits of $343.2 million at June 30, 2012 decreased $7.2 million or 2.1% from December 31, 2011 deposits of $350.4 million. Savings balances decreased $5.4 million while certificate of deposit balances decreased $5.5 million due to higher rate certificates of deposit maturing and not renewing at current lower yield levels. Money market balances increased $4.4 million.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011.

General. The Company recorded net income of $1.7 million for the six months ended June 30, 2012; an increase of $910,000, compared to net income of $835,000 for the six months ended June 30, 2011, an increase of $109.0%. Net income available to common shareholders for the six months ended June 30, 2012 was $1.6 million or $0.40 per basic and $0.39 per diluted common shares compared to net income available to common shareholders of $590,000 or $0.15 per basic and diluted common shares for the six months ended June 30, 2011. Net interest income increased by $78,000 or 1.0% for the six months ended June 30, 2012 compared to the same period in 2011. The provision for credit losses decreased $959,000 to $277,000 for the six months ended June 30, 2012 compared to $1.2 million for the six month period ended June 30, 2011.

Interest Income. Total interest income decreased $283,000 or 2.9% for the six months ended June 30, 2012 compared to the same period in 2011 as a result of lower yields obtained on new loans and investments. Interest income on investment securities decreased $316,000. The yield on the investment portfolio decreased to 2.47% from 3.01% on balances $5.7 million lower on average over the same period in 2011. Income on the loan portfolio increased $20,000 for the six months ended June 30, 2012 due to an increase in average loan balances of $13.1 million offset by lower loan yields. The yield on the loan portfolio decreased to 5.70% for the six months ended June 30, 2012 from 5.98% for the six months ended June 30, 2011.

Interest Expense. Total interest expense decreased by $361,000 or 19.3% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease was due to reducing the yields on the Company’s deposit and repurchase agreement accounts. The Company’s savings accounts, the largest of the deposit balances, had an average balance of $133.3 million for the six months ended June 30, 2012 and a yield of 0.35% compared to an average balance of $139.9 million and a yield of 0.73% for the six months ended June 30, 2011. The average rate of interest paid on all interest bearing liabilities was 0.88% for the six months ended June 30, 2012 compared to 1.08% for the six months ended June 30, 2011. Interest expense on long-term borrowings and junior subordinated debentures was $655,000 for the six months ended June 30, 2012 compared to $646,000 for the six months ended June 30, 2011. The increase resulted from a rise in the yield on the junior subordinated debentures to 3.68% from 3.51%.

Net Interest Income. Net interest income increased by $78,000 or 1.0% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily the result of lower overall cost of deposits. The Company’s cost of funds decreased to 0.75% for the six months ended June 30, 2012 compared to 0.96% for the six months ended June 30, 2011.

For the six months ended June 30, 2012, the net interest margin decreased to 3.86% compared to 3.95% for the six months ended June 30, 2011. The decrease in net interest margin was primarily the result of the decrease in the yield on earnings assets which decreased to 4.58% for the six months ended June 30, 2012 from 4.87% for the same period in 2011.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $277,000 for the six months ended June 30, 2012 compared to $1.2 million for the same period in 2011. The provision was based on the composition and credit quality of the loan portfolio as of June 30, 2012 and reflected the qualitative factors used to calculate the allowance for credit losses relating to historical delinquencies and losses and to factors relating to local economic conditions. Total gross loans increased by $7.0 million for the six month period ended June 30, 2012 compared to December 31, 2011. The Bank recorded net charge-offs on loans deemed uncollectible of $603,000 for the six months ended June 30, 2012 compared to $817,000 for the same period in 2011.

Noninterest Income. Total noninterest income for the six months ended June 30, 2012 increased by $179,000 or 24.7% to $903,000 from $724,000 for the same period in 2011. The increase in noninterest income was due to higher mortgage and lending fees of $22,000 and gains on the sale of real estate owned. The six months ended June 30, 2011 included losses of $32,000 on the write-down of fixed assets relating to the closure of a branch office. There were no such write-downs for the six months ended June 30, 2012.

Noninterest Expense. Total noninterest expense decreased by $327,000 or 5.2% for the six months ended June 30, 2012 compared to the same period in 2011. The decrease in total noninterest expense during the first six months of 2012 compared with the same period in 2011 resulted from decreased personnel, occupancy and equipment and FDIC expense. Offsetting these decrease in noninterest expense was an increase in legal expense related to loan collections. Personnel expense decreased $168,000 for the six month period due to vacated staff positions that have not been refilled. Occupancy and equipment expense decreased as the same period in 2011 included accelerated depreciation relating to the Market House branch closure. FDIC expense decreased $113,000 for the six months ended June 30, 2012 compared to June 30, 2011 due to the impact of the changes in the assessment formula. Legal collection fees increased for 2012 as 2011 results included the reimbursement of legal costs from the payoff of a loan previously classified as nonperforming.

Income Tax Expense. The Company recorded income tax expense for the six-month period ended June 30, 2012 of $1.0 million compared to $406,000 for the six months ended June 30, 2011. The Company’s combined effective federal and state income tax rate was approximately 37.3% for the six months ended June 30, 2012 versus 32.7% for the six months ended June 30, 2011.

The table below sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Rate/Volume Analysis

(dollars in thousands)	Six Months Ended June 30, 2012 vs. 2011
		Due to Change in
	Increase or (Decrease)	Volume	Rate	Rate/ Volume
Interest income on:
Loans	$20	$389	($353)	($16)
Investment securities	(316)	(86)	(245)	15
Interest bearing balances with banks	6	(1)	7	0
Federal funds sold and other overnight investments	7	5	2	0

Total interest income	(283)	307	(589)	(1)
Interest expense on:
NOW accounts	(7)	0	(7)	0
Money market accounts	(27)	25	(42)	(10)
Savings accounts	(275)	(24)	(263)	12
Certificates of deposit	(43)	(27)	(17)	1
Repurchase agreements	(18)	(5)	(15)	2
Long-term borrowing	3	0	3	0
Junior subordinated debt	6	0	6	0

Total interest expense	(361)	(31)	(335)	5

Net interest income	$78	$338	($254)	($6)

Consolidated Average Balances, Yields and Rates

(dollars in thousands)	Six Month Periods Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest earning assets
Federal funds sold and other overnight investments	$18,732	$22	0.24%	$13,795	$15	0.22%
Interest bearing balances with banks	15,259	15	0.20%	16,350	9	0.11%
Investment securities (1)	88,161	1,088	2.47%	93,908	1,404	3.01%
Loans (2)	298,192	8,479	5.70%	285,091	8,459	5.98%

Total interest earning assets	420,344	9,604	4.58%	409,144	9,887	4.87%
Noninterest earning assets
Cash and due from banks	7,380			7,785
Other assets	14,163			15,663

Total Assets	$441,887			$432,592

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW accounts	$33,116	$15	0.09%	$33,308	$22	0.13%
Money market accounts	52,780	78	0.30%	42,474	105	0.50%
Savings accounts	133,345	230	0.35%	139,910	505	0.73%
Certificates of deposit	73,264	513	1.40%	77,075	556	1.45%
Repurchase agreements	13,702	23	0.34%	15,814	41	0.52%
Long-term borrowings	35,000	562	3.18%	35,000	559	3.22%
Junior subordinated debt	5,000	93	3.68%	5,000	87	3.51%

Total interest bearing liabilities	346,207	1,514	0.88%	348,581	1,875	1.08%

Noninterest bearing Liabilities
Demand deposit accounts	56,617			46,679
Other liabilities	2,441			2,041
Stockholders’ Equity	36,622			35,291

Total Liabilities and Stockholders’ Equity	$441,887			$432,592

Interest rate spread			3.71%			3.79%
Ratio of interest earning assets to interest bearing liabilities			121.41%			117.37%
Net interest income and net interest margin		$8,090	3.86%		$8,012	3.95%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.
(2)	Includes nonaccrual loans

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011.

General. The Company recorded net income for the three months ended June 30, 2012 of $921,000, an increase of $595,000, compared to a net income of $326,000 for the three months ended June 30, 2011. Net income available to common shareholders was $860,000 or $0.22 per basic and $0.21 per diluted common share, compared to net income available to common shareholders of $203,000 or $0.05 per basic and diluted common share for the three months ended June 30, 2011. Net interest income improved $22,000 for the three months ended June 30, 2012 compared to the same period in 2011. The Bank recorded $110,000 in provision for credit losses during the three months ended June 30, 2012, compared to $679,000 in provision for credit losses during the same period in 2011.

Interest Income. Interest income decreased $181,000 or 3.6% for the quarter ended June 30, 2012 compared to the same quarter in 2011. The decrease in income is a result of lower yields on both the investment and loan portfolios. Income on the investment portfolio decreased $165,000 for the quarter ended June 30, 2012 compared to the same period in 2011 due to a decrease in volume and yield as average investment security balances decreased by $3.5 million and the yield decreased to 2.39% from 3.02% for the same period in 2011.

Interest Expense. Interest expense decreased by $203,000 or 21.5% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 while average interest bearing deposit balances decreased $3.7 million. Interest expense on interest bearing deposits for the quarter ended June 30, 2012 was $401,000 compared to $594,000 for the same period in 2011, a 32.5% decrease. The decrease in interest expense was due to the lower cost of all interest bearing deposit types with the yield dropping to 0.55% for the three months ended June 30, 2012 compared to 0.81% for the three months ended June 30, 2011. Decreases in the Company’s cost of savings accounts to 0.33% from 0.73%, in the cost of the Company’s money market account to 0.29% from 0.49% and a decrease to 1.37% from 1.44% in the cost of the Company’s certificates of deposit contributed to the reduction in interest expense. The total cost of interest bearing liabilities decreased for the quarter ended June 30, 2012 to 0.86% from 1.07% for the quarter ended June 30, 2011. The Company’s overall cost of funds decreased to 0.73% from 0.94% for the same periods. Interest expense on long-term borrowings and junior subordinated debentures increased to $327,000 from $325,000 with a yield of 3.29% and 3.25% for each of the three months ended June 30, 2012 and June 30, 2011, respectively.

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

Net interest income improved by $22,000 or 0.5% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The improvement was due to the decrease in interest expense.

For the three months ended June 30, 2012, the net interest margin was 3.88%, a slight decrease from 3.90% for the three months ended June 30, 2011. The interest rate spread was 3.73% in the second quarter of 2012 compared to 3.74% in the same quarter in 2011. The decrease in the net interest margin was the result of a decrease in the yield on investment securities and loans.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $110,000 for the three months ended June 30, 2012 compared to $679,000 for the same period in 2011. The decrease in provision was due in part to the release of reserves on a criticized asset that was paid off. The Bank recorded net recoveries of $33,000 for the quarter ended June 30, 2012 compared to net charge-offs of $298,000 for the three months ended June 30, 2011. Nonperforming assets totaling $8.6 million at quarter-end and were comprised of $6.2 million of nonaccrual loans, $852,000 in troubled debt restructuring, $285,000 of loans past due more than 90 days and still accruing and $1.3 million in other assets.

Noninterest Income. Noninterest income increased by $110,000 or 30.9% to $466,000 for the three months ended June 30, 2012 from $356,000 for the same period of 2011. Noninterest income increased for the three months ended June 30, 2012 in part due to income from increased mortgage banking activities.

Noninterest Expense. Noninterest expense decreased by $278,000 or 8.6% for the three months ended June 30, 2012 compared to the same quarter in 2011. The decrease in noninterest expense was due to reduced personnel, occupancy and equipment and FDIC expenses. The decrease in personnel expense was the result of open staff positions while the decrease in occupancy and equipment expense was the result of 2011 results including the acceleration of the amortization of leasehold improvements when the Bank closed its Market House location. FDIC expense decreased $49,000 quarter over quarter as a result of the change in the assessment calculations.

Income Tax Expense. The Company recorded tax expense of $553,000 for the three-month period ended June 30, 2012. The Company’s combined effective federal and state income tax rate was approximately 37.5% for the three months ended June 30, 2012 versus 34.1% for the three months ended June 30, 2011.

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

The Company’s major source of liquidity is its deposit base. At June 30, 2012, total deposits were $343.2 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $270.3 million or 78.8% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At June 30, 2012, interest bearing deposits with banks, federal funds sold and other overnight investments totaled $28.9 million while investment securities available-for-sale totaled $91.0 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for banks up to 40% of the bank’s total assets. The Bank currently has an approved line of credit with the FHLB of 25% of total assets with the ability to request an increase in the line if necessary. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At June 30, 2012, the Bank had a $109.4 million credit limit with the FHLB with advances outstanding of $35.0 million. The Bank had loans currently pledged as collateral sufficient to borrow up to $17.5 million of the remaining $74.4 million availability from the FHLB. The Bank also has the ability to borrow from the Federal Reserve Bank’s discount window. Additional collateral including cash, investment securities and home-equity loans are available for pledging purposes in the event the Bank would need to draw on the unused portion of the line of credit. At June 30, 2012, the Bank had available credit with its correspondent banks of $19.2 million.

Capital Resources

Total stockholders’ equity was $34.9 million at June 30, 2012, representing an decrease of $2.5 million or 6.6% from December 31, 2011. The decrease in stockholders’ equity in the first six months of 2012 was attributable to the redeeming 50% of the outstanding Series A Preferred Stock obtained through TARP. The decrease in capital due to the $4.1 million redemption was offset by $1.7 million in income, stock based compensation of $40,000 and stock purchases through the Company’s Employee Stock Purchase Plan of $4,000. Offsetting these increases were a decrease in accumulated other comprehensive income of $4,000 resulting from lower market values of securities available-for-sale and the declaration of $163,000 in preferred stock dividends.

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

The Company currently has $5.0 million of junior subordinated debt issued in the form of trust preferred securities. Trust preferred securities are considered regulatory capital for purposes of determining the Company’s Tier 1 capital ratios. Regulatory guidance was issued by the Board of Governors of the Federal Reserve System ruled that banks could currently continue to include trust preferred securities in regulatory capital.

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.
	June 30, 2012	December 31, 2011	Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	11.8%	12.8%	4.0%	6.0%
Total Capital	13.1%	14.0%	8.0%	10.0%
Tier 1 Leverage Ratio	8.8%	9.4%	4.0%	5.0%

As of June 30, 2012 both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Not applicable.

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

ANNAPOLIS BANCORP, INC. (Registrant)

Date:	August 13, 2012	/s/ RICHARD M. LERNER
Richard M. Lerner
Chief Executive Officer

Date:	August 13, 2012	/s/ EDWARD J. SCHNEIDER
Edward J. Schneider
Chief Financial Officer