Form 10-Q
period 2012-09-30
ANNAPOLIS BANCORP INC
filed 2012-11-14
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

At October 31, 2012, the Registrant had 3,975,601 shares of common stock outstanding.

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

Item 1- Financial Statements

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

as of September 30, 2012 and December 31, 2011

(in thousands)

	(Unaudited) September 30, 2012	(Audited) December 31, 2011
Assets
Cash and due from banks	$1,951	$2,026
Interest bearing balances with banks	39,996	18,288
Federal funds sold and other overnight investments	11	26,583
Investment securities available for sale, at fair value	91,777	87,549
Federal Reserve and Federal Home Loan Bank stock	2,864	2,992
Loans, less allowance for credit losses of $6,647 and $7,182	278,102	283,284
Premises and equipment, net	9,797	8,418
Accrued interest receivable	1,350	1,279
Deferred income taxes	2,390	2,617
Investment in bank owned life insurance	5,783	5,624
Prepaid FDIC Insurance	954	1,198
Real estate owned	697	1,222
Other assets	683	490

Total Assets	$436,355	$441,570

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$57,314	$56,664
Interest bearing	281,501	293,717
Securities sold under agreements to repurchase	18,895	11,344
Long-term borrowings	35,000	35,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued dividends and interest payable	188	219
Other liabilities	2,381	2,258

Total liabilities	400,279	404,202

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 4,076 shares at September 30, 2012 and 8,152 at December 31, 2011, net of discount of zero and $6	4,076	8,146
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 3,975,471 shares at September 30, 2012 and 3,958,293 at December 31, 2011	40	39
Warrants	234	234
Paid in capital	11,847	11,779
Retained earnings	18,815	16,179
Accumulated other comprehensive income	1,064	991

Total stockholders’ equity	36,076	37,368

Total liabilities and stockholders’ equity	$436,355	$441,570

The accompanying notes are an integral part of these financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Three and Nine Month Periods Ended September 30, 2012 and 2011

(unaudited)

(in thousands, except Shares and Per Share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$4,338	$4,348	$12,817	$12,807
Interest bearing balances with banks	9	4	24	13
Federal funds sold and other overnight investments	9	12	31	27
Mortgage-backed securities	264	363	863	1,081
U. S. Government agencies securities	219	245	635	870
State and municipal securities	9	11	32	33
Equity securities	21	21	71	60

Total interest and dividend income	4,869	5,004	14,473	14,891

Interest expense
Certificates of deposit, $100,000 or more	140	144	435	415
Other deposits	227	397	768	1,314
Securities sold under agreements to repurchase	13	18	36	59
Interest on long-term borrowings	330	328	985	974

Total interest expense	710	887	2,224	2,762

Net interest income	4,159	4,117	12,249	12,129
Provision for credit losses	29	338	306	1,574

Net interest income after provision for credit losses	4,130	3,779	11,943	10,555

Noninterest income
Service charges and fees on deposits	309	322	903	938
Mortgage banking fees	111	59	207	76
Other fee income	130	229	313	227
Gain on sale of loans	0	18	0	165
(Loss) gain on sale of real estate owned and repossessed assets	(41)	31	(12)	8
Loss on disposal of fixed assets	0	0	0	(31)

Total noninterest income	509	659	1,411	1,383

Noninterest expense
Personnel	1,620	1,826	4,927	5,301
Occupancy and equipment	361	360	1,108	1,204
Data processing	209	214	629	635
Legal and professional fees	117	138	385	363
Marketing	50	63	267	295
FDIC Insurance	88	57	256	338
Other operating expenses	403	737	1,207	1,518

Total noninterest expense	2,848	3,395	8,779	9,654

Income before income taxes	1,791	1,043	4,575	2,284
Income tax expense	680	375	1,719	782

Net income	1,111	668	2,856	1,502
Preferred stock dividend and discount accretion	51	123	220	367

Net income available to common shareholders	$1,060	$545	$2,636	$1,135

Basic earnings per common share	$0.27	$0.14	$0.66	$0.29

Basic weighted average shares	3,975,395	3,952,772	3,973,132	3,947,233

Diluted earnings per common share	$0.26	$0.14	$0.65	$0.29

Diluted weighted average shares	4,122,664	3,954,688	4,084,417	3,954,842

The accompanying notes are an integral part of these financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

for the Three and Nine Month Periods Ended September 30, 2012 and 2011

(unaudited)

(dollars in thousands)

	For the Three Months Ended September 30,
	2012	2011
Net income	$1,111	$668
Unrealized net holding gains, on
Available-for-sale portfolios, net of tax of $49 and $311, respectively	77	477

Comprehensive income	$1,188	$1,145

	For the Nine Months Ended September 30,
	2012	2011
Net income	$2,856	$1,502
Unrealized net holding gains, on
Available-for-sale portfolios, net of tax of $47 and $497, respectively	73	763

Comprehensive income	$2,929	$2,265

The accompanying notes are an integral part of these financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Nine Month Periods Ended September 30, 2012 and 2011

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$2,856	$1,502
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	371	466
Amortization of premiums and accretions of discounts, net	197	230
Provision for credit losses	306	1,574
Provisions for loss, other real estate owned	28	37
Origination of loans held for sale	0	(8,186)
Proceeds from sale of loans held for sale	0	9,730
Stock based compensation	64	87
Deferred income taxes	180	(321)
Earnings on life insurance policies	(159)	(137)
Gain on sale of loans held for sale	0	(165)
Loss (gain) on sale of real estate owned and repossessed assets	12	(8)
Loss on write-down and disposal of fixed assets	0	230
(Increase) decrease in:
Accrued interest receivable	(71)	264
Prepaid FDIC insurance	244	351
Other assets	(217)	423
Increase (decrease) in:
Accrued interest payable	(31)	(10)
Accrued income taxes, net of taxes refundable	(78)	403
Deferred loan origination fees	5	(123)
Other liabilities	201	428

Net cash provided by operating activities	3,908	6,775

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	29,347	35,468
Purchase of securities available for sale	(33,524)	(23,042)
Net decrease (increase) in federal funds sold	26,572	(9,640)
Net (increase) decrease in interest bearing balances with banks	(21,708)	178
Net decrease (increase) in loans receivable, net	4,485	(16,411)
Improvements to other real estate owned and repossessed assets	(41)	0
Purchase of premises and equipment, net of disposals	(1,778)	(365)
Proceeds from sales of real estate owned and repossessed assets	964	502

Net cash provided by (used in) investing activities	4,317	(13,310)

Annapolis Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

for the Nine Month Periods Ended September 30, 2012 and 2011

(unaudited)

(in thousands)

(continued)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities
Net (decrease) increase in:
Time deposits	(7,244)	1,349
Other deposits	(4,322)	(2,179)
Securities sold under agreements to repurchase	7,551	1,597
Redemption of preferred stock	(4,076)	0
Proceeds from stock options exercised	0	14
Proceeds from issuance of common stock	5	6
Payment of preferred stock dividend	(214)	(305)

Net cash (used in) provided by financing activities	(8,300)	482

Net decrease in cash	(75)	(6,053)
Cash and cash equivalents, beginning of period	2,026	7,854

Cash and cash equivalents, end of period	$1,951	$1,801

Supplemental cash flow information
Interest paid, including interest credited to accounts	$2,468	$3,078
Income taxes paid	$1,862	$1,167

Non-cash investing activities
Transfers from loans to real estate owned	$288	$25
Transfers from loans to other assets	$98	$20

The accompanying notes are an integral part of these financial statements.

Annapolis Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the Nine Month Periods Ended September 30, 2012 and 2011

(unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Annapolis Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications that are normal and recurring in nature and are considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012 or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011, which includes the consolidated financial statements and footnotes. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2012.

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

Note C – Stock Based Compensation

Stock based-compensation expense for the nine month periods ended September 30, 2012 and 2011 was $64,400 and $87,000, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the first nine months of 2012 and 2011 reflects estimated forfeitures.

For the three month period ended September 30, 2012, $24,300 of expense was recognized on the remaining outstanding options, restricted shares and restricted share units. During the same period of 2011, $30,000 of expense was recognized on the remaining outstanding options, restricted shares and restricted share units.

During the first three quarters of 2012 and 2011, there were no options granted to employees or directors of the Company or Bank. On April 27, 2012 an option to purchase a total of 8,888 shares at a price of $9.30 per share was forfeited when a non-employee director, resigned from the board of directors of the Company and its subsidiary BankAnnapolis.

Stock option activity for the nine months ended September 30, 2012 and 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	92,302	$7.22
Grants	0	0.00
Exercised	0	0.00
Forfeitures	(8,888)	9.30
Expired	0	0.00

Outstanding as of September 30, 2012	83,414	$7.00

Exercisable at September 30, 2012	83,414	$7.00	1.8	$97

Outstanding at December 31, 2010	124,270	$6.06
Grants	0	0.00
Exercised	(5,333)	2.64
Forfeitures	0	0.00
Expired	(22,374)	2.64

Outstanding as of September 30, 2011	96,563	$7.05

Exercisable at September 30, 2011	95,721	$7.03	2.8	$4

The aggregate intrinsic value in the table above represents the total pre-tax value of the exercisable in-the-money options (that is, the difference between the closing stock price on the last trading day in the first nine months of 2012 and 2011, and the exercise price of the options multiplied by the number of shares) on September 30, 2012 and September 30, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was zero for the nine months ended September 30, 2012 and $8,000 for the nine months ended September 30, 2011.

As of September 30, 2012, there were no unrecognized costs related to unvested options. As of September 30, 2011, $2,300 of total unrecognized costs related to unvested options was expected to be recognized over a weighted average period of 0.6 years.

There were no restricted shares awarded to employees during the third quarter of 2012 or 2011.

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

On January 3, 2012 a total of 2,500 restricted shares and 10,000 restricted share units granted in 2009 were forfeited when an employee of the Bank resigned. On April 27, 2012 a total of 1,162 shares awarded during the first quarter of 2012 to a non-employee director, were forfeited when the director resigned from the board of directors of the Company and its subsidiary BankAnnapolis. Non-compensation related expense of $16,250 and $13,750 was recognized for the three month periods ended September 30, 2012 and 2011, respectively and $48,750 and $41,250 for the nine month periods ending September 30, 2012 and 2011, respectively, relating to the shares issued to non-employee directors.

As of September 30, 2012, 15,000 restricted share units of the 43,606 restricted shares and restricted share units outstanding have vested; the remaining 28,606 restricted shares and restricted share units will vest over a weighted average period of 0.60 years.

Restricted stock activity for the nine months ended September 30, 2012 and 2011 was as follows:

	Shares	Weighted Average Grant Price
Outstanding at December 31, 2011	57,282	$3.86
Grants	16,268	4.30
Issued	(16,282)	4.29
Forfeitures	(13,662)	4.10

Outstanding as of September 30, 2012	43,606	$3.84

Outstanding at December 31, 2010	68,384	$3.66
Grants	17,782	4.34
Issued	(26,384)	3.75
Forfeitures	0	0

Outstanding as of September 30, 2011	59,782	$3.86

As of September 30, 2012, $52,000 of total unrecognized costs related to unvested restricted shares and restricted share units is expected to be recognized over a weighted average period of 1.0 years. As of September 30, 2011, $124,500 of total unrecognized costs related to unvested restricted shares and restricted share units was expected to be recognized over a weighted average period of 1.9 years.

Note D – Earnings Per Share

Information regarding earnings per share is summarized as follows:

Computation of Earnings Per Share

(in thousands, except Earnings Per Share and share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income available to common shareholders	$1,060	$545	$2,636	$1,135
Weighted average common shares outstanding	3,975,395	3,952,772	3,973,132	3,947,233
Basic Earnings Per Common Share	$0.27	$0.14	$0.66	$0.29
Net income available to common shareholders	$1,060	$545	$2,636	$1,135
Weighted average common shares outstanding	3,975,395	3,952,772	3,973,132	3,947,233
Effect of potential dilutive common shares	147,269	1,916	111,285	7,609
Total weighted average diluted common shares outstanding	4,122,664	3,954,688	4,084,417	3,954,842
Diluted Earnings Per Common Share	$0.26	$0.14	$0.65	$0.29

Basic earnings per common share are calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated using the weighted-average number of shares of common stock plus dilutive potential shares of common stock outstanding during the period. Potential common shares consist of stock options and restricted stock, restricted share units and warrants. For the three months ended September 30, 2012 and 2011, 50,081 and 95,609 shares of common stock, respectively, attributable to outstanding stock options, restricted stock, restricted share units and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive. For the nine months ended September 30, 2012 and 2011, 50,081 and 395,509 shares of common stock, respectively, attributable to outstanding stock options, restricted stock, restricted share units and warrants were excluded from the calculations of diluted earnings per share because their effect was anti-dilutive.

Note E – Investment Securities

Investment securities are summarized as follows:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2012
Available for sale
U.S. Government agency	$51,603	$344	$0	$51,947
State and municipal	961	68	0	1,029
Residential mortgage-backed securities	36,821	1,362	68	38,115
Other equity securities	635	51	0	686

	$90,020	$1,825	$68	$91,777

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2011
Available for sale
U.S. Government agency	$47,782	$306	$56	$48,032
State and municipal	1,077	59	0	1,136
Residential mortgage-backed securities	36,435	1,372	82	37,725
Other equity securities	618	38	0	656

	$85,912	$1,775	$138	$87,549

The amortized cost and estimated fair value of securities by contractual maturities at September 30, 2012 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Available for Sale
	Amortized Cost	Estimated Fair Value
(dollars in thousands)
Due within one year	$0	$0
Due after one through five years	26,910	27,063
Due after five through ten years	23,609	23,911
Due after ten years	38,866	40,117
Equity securities	635	686

	$90,020	$91,777

The following table shows the level of the Company’s gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at September 30, 2012 and December 31, 2011.

	Less than 12 months		12 months or more		Total
September 30, 2012	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
Residential mortgage-backed securities	$3,818	$11	$1,460	$57	$5,278	$68

	$3,818	$11	$1,460	$57	$5,278	$68

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2011
(dollars in thousands)
U. S. Government Agency	$16,044	$56	$0	$0	$16,044	$56
Residential mortgage-backed securities	0	0	1,854	82	1,854	82

	$16,044	$56	$1,854	$82	$17,898	$138

The unrealized losses that exist are the result of market changes in interest rates since the original purchase. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012. The Company has used a variety of tools to analyze the contents of its security portfolio and at this time does not believe that the unrealized losses in the portfolio shown in the table above are other than temporary. At September 30, 2012 mortgaged-backed securities with a fair market value of $1.5 million carried bond ratings below investment grade. These securities were evaluated by an independent third-party consulting firm using an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity, and were deemed by management not to be other-than-temporarily impaired at September 30, 2012. At September 30, 2012, both securities were current on both principal and interest payments.

Note F – Loans, Allowance For Credit Losses And Credit Quality

Major classifications of loans are as follows:

	September 30, 2012	December 31, 2011
Commercial	$43,060	$47,683
Real estate
Commercial	115,455	114,883
Construction	37,602	35,026
One to four-family	48,052	48,314
Home equity	32,942	36,005
Consumer	7,958	8,870

	285,069	290,781

Deferred loan fees, net	(320)	(315)
Allowance for credit losses	(6,647)	(7,182)

	(6,967)	(7,497)

Loans, net	$278,102	$283,284

The maturity and rate repricing distribution of the loan portfolio is as follows:

Repricing or maturing within one year	$91,522	$100,804
Maturing over one to five years	133,440	132,637
Maturing over five years	60,107	57,340

	$285,069	$290,781

The Company’s goal is to mitigate risks inherent in the loan portfolio. Commercial loans and loans secured by real estate make up the majority of the loan portfolio, accounting for 97% of the portfolio as of September 30, 2012 and December 31, 2011. To mitigate risk, commercial loans are generally secured by receivables, inventories, equipment and other assets of the business. Personal guarantees of the borrowers are generally required.

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

The following table shows the allowance for credit losses and recorded investment in loans receivable for the three and nine month periods ended September 30, 2012:

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	for the Three Months Ended September 30, 2012
(Dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance, June 30, 2012	$1,043	$3,962	$1,647	$256	$0	$6,908
Charge-offs	325	0	0	0	0	325
Recoveries	4	0	24	7	0	35
Provision	(27)	(127)	(11)	194	0	29

Ending balance, September 30, 2012	$695	$3,835	$1,660	$457	$0	$6,647

	for the Nine Months Ended September 30, 2012
	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance, December 31, 2011	$1,387	$3,972	$1,422	$401	$0	$7,182
Charge-offs	357	0	340	230	0	927
Recoveries	32	0	35	19	0	86
Provision	(367)	(137)	543	267	0	306

Ending balance, September 30, 2012	$695	$3,835	$1,660	$457	$0	$6,647

Period ending amount: Individually evaluated for impairment	$56	$1,181	$1,009	$285	$0	$2,531

Period ending amount: Collectively evaluated for impairment	$639	$2,654	$651	$172	$0	$4,116

Period ending amount: Loans acquired with deteriorating credit quality	$0	$0	$0	$0	$0	$0

Loans individually evaluated for impairment	$856	$2,676	$2,665	$721	$0	$6,918

Loans collectively evaluated for impairment	$42,204	$150,381	$78,329	$7,237	$0	$278,151

	for the Three Months Ended September 30, 2011
(Dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance, June 30, 2011	$1,403	$4,077	$1,394	$398	$0	$7,272
Charge-offs	100	0	0	4	0	104
Recoveries	3	0	1	7	0	11
Provision	74	214	56	(6)	0	338

Ending balance, September 30, 2011	$1,380	$4,291	$1,451	$395	$0	$7,517

	for the Nine Months Ended September 30, 2011
	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance, December 31, 2010	$1,868	$3,205	$1,257	$523	$0	$6,853
Charge-offs	872	49	133	140	0	1,194
Recoveries	13	0	254	17	0	284
Provision	371	1,135	73	(5)	0	1,574

Ending balance, September 30, 2011	$1,380	$4,291	$1,451	$395	$0	$7,517

Period ending amount: Individually evaluated for impairment	$113	$1,382	$507	$164	$0	$2,166

Period ending amount: Collectively evaluated for impairment	$1,267	$2,909	$944	$231	$0	$5,351

Period ending amount: Loans acquired with deteriorating credit quality	$0	$0	$0	$0	$0	$0

Loans individually evaluated for impairment	$932	$6,664	$1,906	$297	$0	$9,799

Loans collectively evaluated for impairment	$49,122	$142,400	$84,099	$9,025	$0	$284,646

Nonaccrual loans totaled approximately $6.1 million at September 30, 2012 and $6.2 million at December 31, 2011. There was one loan for $468,000 past due greater than 90 days and still accruing at September 30, 2012. At December 31, 2011, there were no loans past due greater than 90 days and still accruing. As of September 30, 2012, $2.5 million of loan loss allowances were allocated to all loans classified as impaired with $1.6 million of loan loss allowances allocated to all loans classified as impaired at December 31, 2011.

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

The following table presents credit quality indicators:

Credit Quality Indicators

as of September 30, 2012

(Dollars in thousands)
		Commercial Real Estate
	Commercial	Construction	Other
	2012	2012	2012
Risk Rating:
Pass	$39,110	$32,511	$98,389
Other Assets Especially Mentioned	2,012	2,083	14,802
Substandard	1,938	1,856	1,014
Doubtful	0	1,152	1,250

	$43,060	$37,602	$115,455

	Residential	Consumer Installment
	2012	2012
Risk Rating:
Pass	$71,732	$6,913
Other Assets Especially Mentioned	4,514	403
Substandard	3,323	623
Doubtful	1,425	19

	$80,994	$7,958

Credit Quality Indicators

as of December 31, 2011

(Dollars in thousands)
		Commercial Real Estate
	Commercial	Construction	Other
	2011	2011	2011
Risk Rating:
Pass	$41,899	$29,456	$102,495
Other Assets Especially Mentioned	2,181	2,432	7,944
Substandard	3,571	1,986	3,194
Doubtful	32	1,152	1,250

	$47,683	$35,026	$114,883

	Residential	Consumer Installment
	2011	2011
Risk Rating:
Pass	$78,402	$8,017
Other Assets Especially Mentioned	1,867	290
Substandard	2,632	348
Doubtful	1,418	215

	$84,319	$8,870

The following table presents an age analysis of past due loans receivable:

Age Analysis of Past Due Loans Receivable

As of September 30, 2012

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2012
Commercial	$4,404	$225	$147	$4,776	$38,284	$43,060	$0
Commercial Real Estate
Construction	174	0	1,152	1,326	36,276	37,602	0
Other	868	0	0	868	114,587	115,455	0
Residential	538	316	2,461	3,315	77,679	80,994	468
Consumer	67	75	598	740	7,218	7,958	0

	$6,051	$616	$4,358	$11,025	$274,044	$285,069	$468

Age Analysis of Past Due Loans Receivable

As of December 31, 2011

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2011
Commercial	$0	$32	$178	$210	$47,473	$47,683	$0
Commercial Real Estate
Construction	229	0	1,152	1,381	33,645	35,026	0
Other	482	0	0	482	114,401	114,883	0
Residential	687	0	1,972	2,659	81,660	84,319	0
Consumer	23	0	342	365	8,505	8,870	0

	$1,421	$32	$3,644	$5,097	$285,684	$290,781	$0

Total past due loans at September 30, 2012 increased $5.9 million to $11.0 million from $5.1 million as of December 31, 2011. The increase was primarily attributed to loans newly considered past due totalling $9.1 million and included one loan for $4.4 million that was past due at September 30, 2012 and current at December 31, 2011. Offsetting a portion of the increase in past due loans were payoffs and the return of loans to performing totaling $1.9 million, charge-offs of loans deemed uncollectible of $839,000 and transfers to real estate owned and repossessed assets of $378,000.

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

The following tables presents a summary of impaired loans as of and for the nine months ended September 30, 2012 and as of December 31, 2011 and for the year then ended:

Impaired Loans

as of and for the Nine Month Period Ended September 30, 2012

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial	$898	$898	$0
Commercial real estate	274	274	0
Residential real estate	697	697	0
Consumer	71	71	0

	1,940	1,940	0

With an allowance recorded
Commercial	105	105	56
Commercial real estate	2,402	2,402	1,181
Residential real estate	2,664	2,664	1,009
Consumer	722	722	285

	5,893	5,893	2,531

Total
Commercial	1,003	1,003	56
Commercial real estate	2,676	2,676	1,181
Residential real estate	3,361	3,361	1,009
Consumer	793	793	285

	$7,833	$7,833	$2,531

Impaired Loans

as of December 31, 2011

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial	$242	$242	$0
Commercial real estate	0	0	0
Residential real estate	1,074	1,074	0
Consumer	195	195	0

	1,511	1,511	0

With an allowance recorded
Commercial	1,156	1,156	195
Commercial real estate	2,444	2,444	731
Residential real estate	1,981	1,981	475
Consumer	289	289	161

	5,870	5,870	1,562

Total
Commercial	1,398	1,398	195
Commercial real estate	2,444	2,444	731
Residential real estate	3,055	3,055	475
Consumer	484	484	161

	$7,381	$7,381	$1,562

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$905	$4	$870	$10
Commercial real estate	380	4	657	0
Residential real estate	382	4	1,542	26
Consumer	65	0	199	3

	1,732	12	3,268	39

With an allowance recorded
Commercial	324	14	$355	$1
Commercial real estate	2,415	4	5,318	8
Residential real estate	2,670	15	1,638	5
Consumer	358	3	209	6

	5,767	36	7,520	20

Total
Commercial	$1,229	18	$1,225	$11
Commercial real estate	2,795	8	5,975	8
Residential real estate	3,052	19	3,180	31
Consumer	423	3	408	9

	$7,499	$48	$10,788	$59

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded
Commercial	$504	$4	$1,095	$46
Commercial real estate	329	7	795	0
Residential real estate	589	8	1,500	60
Consumer	70	1	208	7

	1,492	20	3,598	113

With an allowance recorded
Commercial	757	59	583	68
Commercial real estate	3,711	38	3,037	232
Residential real estate	2,407	41	1,593	56
Consumer	247	11	210	17

	7,122	149	5,423	373

Total
Commercial	1,261	63	1,678	114
Commercial real estate	4,040	45	3,832	232
Residential real estate	2,996	49	3,093	116
Consumer	317	12	418	24

	$8,614	$169	$9,021	$486

The Company considers a loan to be a troubled debt restructuring when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. The Company may consider granting a concession in an attempt to protect as much of its investment as possible.

The restructuring of a loan may include, but is not necessarily limited to: (1) the transfer from the borrower to the Bank of real estate, receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan (2) the issuance or other granting of an equity interest to the Company by the borrower to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt in to an equity interest (3) a modification of the loan terms, such as a reduction of the stated interest rate, principal, or accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, or (4) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement and (5) a reduction of accrued interest. The current outstanding balance of troubled debt restructurings as of September 30, 2012 included $930,000 of loans in accrual status and $1.7 million of loans classified as nonaccrual. During the nine months ended September 30, 2012 no new loans were added to those considered to be troubled debt restructurings and none of the loans currently classified as troubled debt restructurings have defaulted. The following table is a summary of loans determined to be troubled debt restructurings for the twelve months ended December 31, 2011.

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

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the assets credit rating, prepayment assumptions and other factors such as credit loss assumptions

An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis. During the nine months ended September 30, 2012, there were no transfers made between Level 1, 2, and 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements of Assets
(dollars in thousands)		at September 30, 2012 Using
Description	Fair Value September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Investment Securities Available for Sale
Debt securities
Issued by U. S. Government agencies	$51,947	$0	$51,947	$0	$0
Issued by State and municipal	1,029	0	1,029	0	0
Mortgage-backed securities issued by Government agencies	36,655	0	36,655	0	0
Private label mortgage-backed securities	1,460	0	0	1,460	0

Total Debt Securities	91,091	0	89,631	1,460	0

Equity securities
Mutual funds	686	0	686	0	0

Total Equity Securities	686	0	686	0	0

Total Investment Securities Available for Sale	$91,777	$0	$90,317	$1,460	$0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) – Roll Forward at September 30, 2012

Investment Securities Available for Sale – Debt Securities

Beginning Balance at December 31, 2011	$1,855
Transfers in to Level 3	0
Transfers out of Level 3	0
Unrealized gains	24
Repayments	(419)

Ending Balance at September 30, 2012	$1,460

(dollars in thousands)		Fair Value Measurements of Assets at December 31, 2011 Using
Description	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Investment Securities Available for Sale
Debt securities
Issued by U.S. Government agencies	$48,032	$0	$48,032	$0	$0
Issued by State and municipal	1,136	0	1,136	0	0
Mortgage-backed securities issued by Government agencies	35,870	0	35,870	0	0
Private label mortgage-backed securities	1,855	0	0	1,855	0

Total Debt Securities	86,893	0	85,038	1,855	0

Equity Securities
Mutual funds	656	0	656	0	0

Total Equity Securities	656	0	656	0	0

Total Investment Securities Available for Sale	$87,549	$0	$85,694	$1,855	$0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) – Roll Forward

at December 31, 2011

Investment Securities Available for Sale – Debt Securities
Beginning Balance at December 31, 2010	$2,401
Transfers in to Level 3	0
Transfers out of Level 3	0
Unrealized gains	100
Repayments	(646)

Ending Balance at December 31, 2011	$1,855

Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include securities below investment grade and asset-backed securities in illiquid markets. Level 3 securities include two private-label residential one to-four family mortgage backed securities. These 2005 senior tranches in a securitization trust were rated “Aa1 and Aaa” by Moody’s when purchased in 2005 and are currently rated “Ca” and “B3”, respectively. The Company engages the service of independent third party valuation professionals to estimate the fair value of these securities. The valuation is meant to be “Level 3” pursuant to FASB ASC Topic 820 – Fair Value Measurements and Disclosures. The valuation uses an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity. At

September 30, 2012, both securities were current on both principal and interest payments, and had a fixed weighted average coupon of 5.50%. One security had a weighted average remaining life of less than four months and the other had a weighted average remaining life of less than two years.

The following table details the Level 3 securities:

			Remaining	Current Rating
(in thousands)	Class	Coupon	Par Value	Moody’s	Fitch
CWHL 2005-21	A13	5.5% Fixed	$104	B3	CC
WFMBS 2005-14	IA7	5.5% Fixed	$1,412	Ca	A*-

We calculated fair value for the two securities by using a present value of future cash flows model, which incorporated assumptions as follows as of September 30, 2012 and December 31, 2011:

September 30, 2012	Cumulative Default (1)	Weighted Average Life (2)	Modified Duration (3)	Yield (4)
CWHL 2005-21	3.63%	0.29 years	0.27 years	8.00%
WFMBS 2005-14	2.77%	1.73 years	1.50 years	8.00%

(1)	The recent three month level of total defaults from the issuer within the pool of performing collateral.
(2)	The average number of years that each dollar of principal remains outstanding.
(3)	The weighted average of present values for a series of cash flows which accurately indicates the average time until the cash flows are received.
(4)	The discount rate obtained from taking a sequence of cash flows and an estimated price.

December 31, 2011	3 Month Cumulative Default (1)	Weighted Average Life (2)	Modified Duration (3)	Yield (4)
CWHL 2005-21	3.04%	0.65 years	0.59 years	8.00%
WFMBS 2005-14	3.84%	2.10 years	1.80 years	8.00%

(1)	The anticipated level of total defaults from the issuer within the pool of performing collateral as of December 31, 2011.
(2)	The average number of years that each dollar of principal remains outstanding.
(3)	The weighted average of present values for a series of cash flows which accurately indicates the average time until the cash flows are received.
(4)	The discount rate obtained from taking a sequence of cash flows and an estimated price.

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

(in thousands)		Fair Value Measurements at September 30, 2012 Using

Description	Fair Value September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Loans
Impaired loans
Commercial	$947	$0	$947	$0	$0
Commercial real estate	890	0	890	0	0
Residential real estate	2,352	0	2,352	0	0
Construction	606	0	606	0	0
Consumer	507	0	507	0	0

Total impaired loans	5,302	0	5,302	0	0
Real estate owned	697	0	697	0	0
Other assets (repossessed assets)	0	0	0	0	0

Total Assets Measured at Fair Value on a Nonrecurring Basis	$5,999	$0	$5,999	$0	$0

(in thousands)		Fair Value Measurements at December 31, 2011 Using
Description	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Loans
Impaired loans
Commercial	$1,202	$0	$1,202	$0	$0
Commercial real estate	995	0	995	0	0
Residential real estate	2,580	0	2,580	0	0
Construction	719	0	719	0	0
Consumer	323	0	323	0	0

Total impaired loans	5,819	0	5,819	0	0
Real estate owned	1,222	0	1,222	0	0
Other assets (repossessed assets)	52	0	52	0	0

Total Assets Measured at Fair Value on a Nonrecurring Basis	$7,093	$0	$7,093	$0	$0

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

Management establishes a specific reserve for loans that have an estimated fair value below the carrying value. Nonperforming loans had a carrying value of $7.5 million as of September 30, 2012. Of the $7.5 million of nonperforming loans, $5.9 million had specific reserves of $2.5 million.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for credit losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the nine months ended September 30, 2012 the Company charged-off $927,000 of impaired loans to the allowance for credit losses.

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of September 30, 2012 and December 31, 2011 the Company held $697,000 and $1.2 million, respectively, in real estate owned as a result of foreclosure. Real estate owned carried at appraised value is considered to be using Level 2 inputs. The $697,000 in real estate owned consisted of a number of undeveloped lots.

The Company records repossessed assets such as boats, automobiles or equipment at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less selling costs thereafter. Estimated fair value is generally based upon independent values of the collateral obtained through valuation or listing services specifically used for the type of asset repossessed. We consider these collateral values to be estimated using Level 2 inputs. There were no repossessed assets at September 30, 2012 compared to $52,000 at December 31, 2011.

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

The following table’s present information about the Company’s financial assets and financial liabilities measured at fair value as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	September 30, 2012		December 31, 2011
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Level 2 inputs:
Cash and due from banks	$1,951	$1,951	$2,026	$2,026
Interest bearing balances with banks	39,996	39,996	18,288	18,288
Federal funds sold	11	11	26,583	26,583
Investment securities	90,317	90,317	85,694	85,694
Federal Reserve and Federal Home Loan Bank stock	2,864	2,864	2,992	2,992
Loans and loans held for sale, net	278,102	278,279	283,284	283,667
Accrued interest receivable	1,350	1,350	1,279	1,279
Bank owned life insurance	5,783	5,783	5,624	5,624
Real estate owned	697	697	1,222	1,222
Level 3 inputs:
Other debt securities	1,460	1,460	1,855	1,855
Financial liabilities
Level 2 inputs:
Noninterest bearing deposits	$57,314	$57,314	$56,664	$56,664
Interest bearing deposits	281,501	282,647	293,717	298,788
Securities sold under agreements to repurchase	18,895	18,895	11,344	11,344
Long-term borrowings	35,000	31,086	35,000	31,357
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued dividends and interest payable	188	188	219	219

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

Note H – Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. On January 30, 2009 the Company completed a transaction to participate in the Government sponsored Troubled Asset Relief Program (“TARP”) which resulted in the Treasury purchasing 8,152 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at a value of $8.2 million. The Series A Preferred Stock qualifies as Tier 1 Capital. On April 18, 2012, Annapolis Bancorp, Inc. (the “Company”) redeemed 4,076 shares of its Series A Preferred Stock for $4,076,000. Following the redemption, 4,076 shares of Series A Preferred Stock remain outstanding totaling $4,076,000. The Series A Preferred Stock pays a dividend of 5% per annum; payable quarterly for five years then pays a dividend of 9% per annum thereafter. Dividends declared for each of the nine months ended September 30, 2012 and 2011 was $214,000 and $305,000, respectively.

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

In December, 2011 FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 were effective for annual and interim periods beginning after December 15, 2011. The Company has adopted ASU 2011-12 and it did not have a material impact on the Company’s financial statements.

Note J – Subsequent Events

Opening of a New Branch

On October 15, 2012, the Bank opened a new branch in Waugh Chapel Towne Centre located in Gambrills, Maryland.

Entry into Agreement and Plan of Merger

On October 22, 2012, the Company and F.N.B. Corporation (“FNB”) the parent company of First National Bank of Pennsylvania (“FNB Bank”), entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which the Company will merge with and into FNB. Promptly following consummation of the merger, it is expected that the Bank will merge with and into FNB Bank.

Under the terms of the Merger Agreement, the Company’s shareholders will receive 1.143 shares (the “Exchange Ratio”) of FNB common stock for each share of common stock they own. In addition, a cash credit related adjustment provides that shareholders of the Company may receive up to an additional $0.36 per share in cash for each share of the Company’s common stock they own, dependent on the Company’s ability to resolve an agreed-upon credit matter. The Merger Agreement also provides that all options to purchase the Company’s stock which are outstanding and unexercised immediately prior to the closing shall be converted into fully vested and exercisable options to purchase shares of FNB common stock, as adjusted for the Exchange Ratio.

The Merger Agreement provides that each outstanding share of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred”), unless repurchased or redeemed prior to the merger, will be converted into the right to receive one share of FNB preferred stock with substantially the same rights, powers and preferences as the TARP Preferred. The outstanding warrant (the “TARP Warrant”) to purchase the Company’s common stock, which was issued on January 30, 2009 to the United States Department of the Treasury will be converted into a warrant to purchase FNB common stock, subject to appropriate adjustments to reflect the Exchange Ratio. Subject to the receipt of requisite regulatory approvals, the parties have agreed to use their best efforts to have the TARP Preferred either purchased by FNB or one of its subsidiaries, in which case it is expected to be extinguished upon consummation of the merger, or repurchased or redeemed by the Company. FNB also may elect to have the TARP Warrant purchased, redeemed or repurchased.

Consummation of the merger is subject to certain conditions, including, among others, approval of the merger by the Company’s common shareholders, governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, effectiveness of the registration statement to be filed by FNB with the SEC to register shares of FNB common stock to be offered to the Company shareholders, absence of a material adverse effect, receipt of tax opinions, and the absence of any injunctions or other legal restraints.

For more information about the merger and Merger Agreement, please see our Current Report on Form 8-K and 8-K/A, filed October 22, 2012 and October 23, 2012, respectively. Further information concerning the proposed merger will be included in a joint proxy statement/prospectus which will be filed with the Securities and Exchange Commission in connection with the merger.

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

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Bank’s Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $29,000 for the three month period ended September 30, 2012 and $338,000 for the same period in 2011. For the nine month periods ended September 30, 2012 and 2011 the Bank recorded provisions of $306,000 and $1.6 million, respectively. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the level of nonperforming loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans decreased by $5.7 million for the nine months ended September 30, 2012. For the same period, the Bank recorded charge-offs of $927,000 and recovered $86,000 on previously charged-off loans. As of September 30, 2012, the Bank’s allowance for credit losses was $6.6 million or 2.33% of total loans and 88.4% of nonperforming loans as compared to $7.2 million, or 2.47% of total loans and 102.0% of nonperforming loans as of December 31, 2011.

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

Activity in the allowance for credit losses for the nine months ended September 30, 2012 and 2011 is shown below:

(dollars in thousands)	For the Nine Months Ended September 30,
	2012	2011
Total loans outstanding - at September 30	$285,069	$294,160
Average loans outstanding year-to-date	296,111	288,312

Allowance for credit losses at beginning of period	$7,182	$6,853

Provision charged to expense	306	1,574

Chargeoffs:
Commercial loans	357	872
Real estate and construction loans	340	182
Consumer and other loans	230	140

Total	927	1,194

Recoveries:
Commercial loans	32	13
Real estate and construction loans	35	254
Consumer and other loans	19	17

Total	86	284

Net charge-offs	841	910

Allowance for credit losses at end of period	$6,647	$7,517

Allowance for credit losses as a percent of total loans	2.33%	2.56%
Net charge-offs (recoveries) as a percent of average loans	0.28%	0.32%

The Bank’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, accruing troubled debt restructurings, loans with repossessed collateral and repossessed assets, totaled $8.2 million at September 30, 2012, compared to $8.3 million at December 31, 2011, a decrease in nonperforming assets of $100,000 or 1.2%. The percentage of nonperforming assets to total assets was 1.88% at September 30, 2012, and at December 31, 2011. The decrease in nonperforming assets was principally attributable to the sales of REO property and repossessed assets of $888,000, payoffs and pay-downs of nonperforming assets of $241,000, the return to performing of $176,000 and to charge-offs and additional write-downs on loans previously classified as nonperforming of $520,000 offset by additions to nonperforming of $1.7 million.

The $8.2 million in nonperforming assets at September 30, 2012 included $6.1 million in nonaccrual loans, $930,000 in accruing troubled debt restructurings, $468,000 of loans past due greater than 90 days and still accruing and $696,000 in other assets. Of the $6.1 million in nonaccrual loans at September 30, 2012, $5.3 million were secured by real estate, $190,000 were commercial loans and $613,000 were consumer and other loans. At December 31, 2011, assets classified as nonperforming totaled $8.3 million and consisted of

$6.2 million in nonaccrual loans and $856,000 in accruing troubled debt restructuring and $1.3 million in other assets. Included in the $6.2 million of nonaccrual loans was $5.3 million of loans secured by real estate, $390,000 of commercial and $484,000 of consumer and other loans.

The following table shows the amounts of nonperforming assets at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Nonaccrual loans:
Commercial	$190	$390
Real estate	5,315	5,308
Consumer	613	484
Accrual loans – past due 90 days
Real estate	468	0
Restructured loans	930	856

Total nonperforming loans	7,516	7,038
Real estate owned	697	1,222
Repossessed assets	0	52

Total nonperforming assets	$8,213	$8,312

Allowance for credit losses to total nonperforming loans	88.44%	102.30%
Ratio of nonperforming loans to total loans	2.64%	2.42%
Ratio of nonperforming assets to total assets	1.88%	1.88%

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets of $436.4 million at September 30, 2012 decreased 1.2% or $5.2 million compared to $441.6 million at December 31, 2011. The contraction of the balance sheet was the result of redeeming 50% of the TARP balance of outstanding Series A Preferred Stock for a total of $4.1 million. Loan demand decreased in the first nine months of 2012, with $285.1 million of gross loans as of September 30, 2012, a decrease of $5.7 million from $290.8 million at December 31, 2011. The decrease resulted primarily from payoffs and payments net of originations of approximately $4.8 million in real estate secured loans and charge-offs of $927,000. Interest bearing balances with banks increased $21.7 million while federal funds sold as of September 30, 2012 decreased $26.6 million from December 31, 2011. Investment securities increased $4.2 million or 4.8% compared to December 31, 2011.

Deposits of $338.8 million at September 30, 2012 decreased $11.6 million or 3.3% from December 31, 2011 deposits of $350.4 million. Savings balances decreased $7.9 million while certificate of deposit balances decreased $7.2 million due to higher rate certificates of deposit maturing and not renewing at current lower yields. Money market balances increased $4.8 million. Securities sold under agreements to repurchase increased $7.6 million.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011.

General. The Company recorded net income of $2.9 million for the nine months ended September 30, 2012; an increase of $1.4 million, compared to net income of $1.5 million for the nine months ended September 30, 2011, an increase of 90.1%. Net income available to common shareholders for the nine months ended September 30, 2012 was $2.6 million or $0.66 per basic and $0.65 per diluted common shares compared to net income available to common shareholders of $1.1 million or $0.29 per basic and $0.29 per diluted common shares for the nine months ended September 30, 2011. Net interest income increased by $120,000 or 1.0% for the nine months ended September 30, 2012 compared to the same period in 2011. The provision for credit losses decreased $1.3 million to $306,000 for the nine months ended September 30, 2012 compared to $1.6 million for the nine month period ended September 30, 2011.

Interest Income. Total interest income decreased $418,000 or 2.8% for the nine months ended September 30, 2012 compared to the same period in 2011 as a result of lower yields obtained on new loans and investments. Interest income on investment securities decreased $443,000. The yield on the investment portfolio decreased to 2.36% from 2.98% on balances $1.1 million lower on average over the same period in 2011. Income on the loan portfolio increased $10,000 for the nine months ended September 30, 2012 due to an increase in average loan balances of $7.8 million offset by lower loan yields. The yield on the loan portfolio decreased to 5.78% for the nine months ended September 30, 2012 from 5.94% for the nine months ended September 30, 2011.

Interest Expense. Total interest expense decreased by $538,000 or 19.5% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease was due to reducing the rates paid on the Company’s deposit and repurchase agreement accounts. The Company’s savings accounts, the largest of the deposit balances, had an average balance of $131.8 million for the nine months ended September 30, 2012 and a yield of 0.33% compared to an average balance of $139.0 million and a yield of 0.68% for the nine months ended September 30, 2011. The average rate of interest paid on all interest bearing liabilities was 0.86% for the nine months ended September 30, 2012 compared to 1.06% for the nine months ended September 30, 2011. Interest expense on long-term borrowings and junior subordinated debentures was $985,000 for the nine months ended September 30, 2012 compared to $974,000 for the nine months ended September 30, 2011. The increase resulted from a rise in the yield on the junior subordinated debentures to 3.65% from 3.50%.

Net Interest Income. Net interest income increased by $120,000 or 1.0% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily the result of lower overall cost of deposits. The Company’s cost of funds decreased to 0.74% for the nine months ended September 30, 2012 compared to 0.93% for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, the net interest margin decreased to 3.90% compared to 3.94% for the nine months ended September 30, 2011. The decrease in net interest margin was primarily the result of the decrease in the yield on earnings assets which decreased to 4.60% for the nine months ended September 30, 2012 from 4.84% for the same period in 2011.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $306,000 for the nine months ended September 30, 2012 compared to $1.6 million for the same period in 2011. The provision was based on the composition and credit quality of the loan portfolio as of September 30, 2012 and reflected the qualitative factors used to calculate the allowance for credit losses relating to historical delinquencies and losses and to factors relating to local economic conditions. Total gross loans decreased by $5.7 million for the nine month period ended September 30, 2012 compared to December 31, 2011. The Bank recorded net charge-offs on loans deemed uncollectible of $841,000 for the nine months ended September 30, 2012 compared to $910,000 for the same period in 2011.

Noninterest Income. Total noninterest income for the nine months ended September 30, 2012 increased by $28,000 or 2.0% remaining at $1.4 million for the same period in 2011. The increase in noninterest income was due to higher savings and check cashing fees offset by lower loan related fees as the Company discontinued selling mortgages in 2011. The nine months ended September 30, 2011 included losses of $31,000 on the write-down of fixed assets relating to the closure of a branch office. There were no such write-downs for the nine months ended September 30, 2012.

Noninterest Expense. Total noninterest expense decreased by $875,000 or 9.1% for the nine months ended September 30, 2012 compared to the same period in 2011. The decrease in total noninterest expense during the first nine months of 2012 compared with the same period in 2011 resulted from decreased personnel, occupancy and equipment, FDIC and other expense. Offsetting these decreases in noninterest expense was an increase in legal expense related to loan collections. Personnel expense decreased $374,000 for the nine month period due to vacated staff positions that have not been refilled. Occupancy and equipment expense decreased $96,000 as the same period in 2011 included accelerated depreciation relating to the Market House branch closure. FDIC expense decreased $82,000 for the nine months ended September 30, 2012 compared to September 30, 2011 due to the impact of the changes in the assessment formula. Other expense decreased $311,000 as 2011 expense included a $198,000 write-down on a property held for expansion and a write-off of $36,000 related to a payment due from a service provider. Legal collection fees increased $49,000 for 2012 as 2011 results included the reimbursement of legal costs from the payoff of a loan previously classified as nonperforming.

Income Tax Expense. The Company recorded income tax expense for the nine-month period ended September 30, 2012 of $1.7 million compared to $782,000 for the nine months ended September 30, 2011. The Company’s combined effective federal and state income tax rate was approximately 37.6% for the nine months ended September 30, 2012 versus 34.2% for the nine months ended September 30, 2011.

The table below sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Rate/Volume Analysis

(dollars in thousands)	Nine Months Ended September 30, 2012 vs. 2011
		Due to Change in
	Increase or (Decrease)	Volume	Rate	Rate/ Volume
Interest income on:
Loans	$10	$347	($328)	($9)
Investment securities	(443)	(25)	(423)	5
Interest bearing balances with banks	11	0	10	1
Federal funds sold and other overnight investments	4	3	1	0

Total interest income	(418)	325	(740)	(3)

Interest expense on:
NOW accounts	(10)	0	(10)	0
Money market accounts	(36)	37	(58)	(15)
Savings accounts	(381)	(36)	(364)	19
Certificates of deposit	(99)	(52)	(50)	3
Repurchase agreements	(23)	(3)	(21)	1
Long-term borrowing	3	0	3	0
Junior subordinated debt	8	0	8	0

Total interest expense	(538)	(54)	(492)	8

Net interest income	$120	$379	($248)	($11)

Consolidated Average Balances, Yields and Rates

(dollars in thousands)	Nine Month Periods Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets
Interest earning assets
Federal funds sold and other overnight investments	$17,460	$31	0.24%	$15,930	$27	0.23%
Interest bearing balances with banks	15,709	24	0.20%	15,087	13	0.12%
Investment securities (1)	90,691	1,601	2.36%	91,822	2,044	2.98%
Loans (2)	296,111	12,817	5.78%	288,312	12,807	5.94%

Total interest earning assets	419,971	14,473	4.60%	411,151	14,891	4.84%
Noninterest earning assets
Cash and due from banks	7,393			7,582
Other assets	14,282			15,211

Total Assets	$441,646			$433,944

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW accounts	$32,822	$22	0.09%	$32,892	$32	0.13%
Money market accounts	52,781	113	0.29%	42,280	149	0.47%
Savings accounts	131,838	323	0.33%	138,952	704	0.68%
Certificates of deposit	72,755	745	1.37%	77,508	844	1.46%
Repurchase agreements	15,322	36	0.31%	16,163	59	0.49%
Long-term borrowings	35,000	846	3.18%	35,000	843	3.22%
Junior subordinated debt	5,000	139	3.65%	5,000	131	3.50%

Total interest bearing liabilities	345,518	2,224	0.86%	347,795	2,762	1.06%

Noninterest bearing Liabilities
Demand deposit accounts	57,216			48,446
Other liabilities	2,572			1,991
Stockholders’ Equity	36,340			35,712

Total Liabilities and Stockholders’ Equity	$441,646			$433,944

Interest rate spread			3.74%			3.78%
Ratio of interest earning assets to interest bearing liabilities			121.55%			118.22%
Net interest income and net interest margin		$12,249	3.90%		$12,129	3.94%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.
(2)	Includes nonaccrual loans

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011.

General. The Company recorded net income for the three months ended September 30, 2012 of $1.1 million, an increase of $443,000, compared to a net income of $668,000 for the three months ended September 30, 2011. Net income available to common shareholders was $1.1 million or $0.27 per basic and $0.26 per diluted common share, compared to net income available to common shareholders of $545,000 or $0.14 per basic and diluted common share for the three months ended September 30, 2011. Net interest income improved $42,000 for the three months ended September 30, 2012 compared to the same period in 2011. The Bank recorded $29,000 in provision for credit losses during the three months ended September 30, 2012, compared to $338,000 in provision for credit losses during the same period in 2011.

Interest Income. Interest income decreased $135,000 or 2.7% for the quarter ended September 30, 2012 compared to the same quarter in 2011. The decrease in income is a result of lower yields on both the investment and loan portfolios. Income on the investment portfolio decreased $127,000 for the quarter ended September 30, 2012 compared to the same period in 2011 due to a decrease in yield as average investment security balances increased by $8.0 million and the yield decreased to 2.13% from 2.89% for the same period in 2011.

Interest Expense. Interest expense decreased by $177,000 or 20.0% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 while average interest bearing deposit balances decreased $3.8 million. Interest expense on interest bearing deposits for the quarter ended September 30, 2012 was $367,000 compared to $541,000 for the same period in 2011, a 32.2% decrease. The decrease in interest expense was due to the lower cost of all interest bearing deposit types with the yield dropping to 0.51% for the three months ended September 30, 2012 compared to 0.74% for the three months ended September 30, 2011. Decreases in the Company’s cost of savings accounts to 0.29% from 0.58%, in the cost of the Company’s money market account to 0.26% from 0.42% and a decrease to 1.29% from 1.46% in the cost of the Company’s certificates of deposit contributed to the reduction in interest expense. The total cost of interest bearing liabilities decreased for the quarter ended September 30, 2012 to 0.82% from 1.02% for the quarter ended September 30, 2011. The Company’s overall cost of funds decreased to 0.70% from 0.88% for the same periods. Interest expense on long-term borrowings and junior subordinated debentures increased to $330,000 from $328,000 with a yield of 3.28% and 3.25% for each of the three months ended September 30, 2012 and September 30, 2011, respectively.

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

Net interest income improved by $42,000 or 1.0% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The improvement was due to the decrease in interest expense.

For the three months ended September 30, 2012, the net interest margin was 3.95%, a slight increase from 3.93% for the three months ended September 30, 2011. The interest rate spread was 3.80% in the second quarter of 2012 compared to 3.77% in the same quarter in 2011. The increase in the net interest margin was the result of a decrease in the yield on deposit and repurchase accounts.

Provision for Credit Losses. The Bank recorded a provision for credit losses of $29,000 for the three months ended September 30, 2012 compared to $338,000 for the same period in 2011. The decrease in provision was due in part to the release of reserves on criticized assets that paid off. The Bank recorded net charge-offs of $290,000 for the quarter ended September 30, 2012 compared to net charge-offs of $93,000 for the three months ended September 30, 2011. Nonperforming assets totaling $8.2 million at quarter-end and were comprised of $6.1 million of nonaccrual loans, $930,000 in troubled debt restructuring, $468,000 of loans past due more than 90 days and still accruing and $697,000 in other assets.

Noninterest Income. Noninterest income decreased by $150,000 or 22.8% to $509,000 for the three months ended September 30, 2012 from $659,000 for the same period of 2011. Noninterest income decreased for the three months ended September 30, 2012 as September 30, 2011 results included $151,000 in fees on loans held for sale. The loans held for sale program was discontinued in 2011.

Noninterest Expense. Noninterest expense decreased by $547,000 or 16.1% for the three months ended September 30, 2012 compared to the same quarter in 2011. The decrease in noninterest expense was due to reduced personnel and other expenses. The decrease in personnel expense of $206,000 was the result of open staff positions. Other expense decreased $334,000 as 2011 results included a write-down of $198,000 on a piece of property held for expansion and $117,000 in expenses related to loans held for sale. There were no similar other expenses in 2012.

Income Tax Expense. The Company recorded tax expense of $680,000 for the three-month period ended September 30, 2012. The Company’s combined effective federal and state income tax rate was approximately 38.0% for the three months ended September 30, 2012 versus 36.0% for the three months ended September 30, 2011.

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

The Company’s major source of liquidity is its deposit base. At September 30, 2012, total deposits were $338.8 million. Core deposits, considered to be stable funding sources and defined as all deposits except time deposits totaled $267.8 million or 79.04% of total deposits. Liquidity is also provided through the Company’s overnight investment in federal funds sold, interest bearing deposits with banks as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 2012, interest bearing deposits with banks, federal funds sold and other overnight investments totaled $40.0 million while investment securities available-for-sale and restricted stock investments totaled $94.6 million.

In addition, the Bank has external sources of funds, which can be used as needed. The FHLB is the primary source of this external liquidity. The FHLB has established credit availability for banks up to 40% of the bank’s total assets. The Bank currently has an approved line of credit with the FHLB of 25% of total assets with the ability to request an increase in the line if necessary. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank’s continued creditworthiness, compliance with the terms and conditions of the FHLB’s Advance Applications and the pledging of sufficient eligible collateral to secure advances. At September 30, 2012, the Bank had a $109.4 million credit limit with the FHLB with advances outstanding of $35.0 million. The Bank had loans currently pledged as collateral sufficient to borrow up to $14.9 million of the remaining $74.4 million availability from the FHLB. The Bank also has the ability to borrow from the Federal Reserve Bank’s discount window. Additional collateral including cash, investment securities and home-equity loans are available for pledging purposes in the event the Bank would need to draw on the unused portion of the line of credit. At September 30, 2012, the Bank had available credit with its correspondent banks of $19.2 million.

Capital Resources

Total stockholders’ equity was $36.1 million at September 30, 2012, representing a decrease of $1.3 million or 3.46% from December 31, 2011. The decrease in stockholders’ equity in the first nine months of 2012 was attributable to redeeming 50% of the outstanding Series A Preferred Stock obtained through TARP. The decrease in capital due to the $4.1 million redemption was offset by $2.9 million in income, an increase in other accumulated comprehensive income of $73,000, stock based compensation of $64,000 and stock purchases through the Company’s Employee Stock Purchase Plan of $5,000. Offsetting these increases was the declaration of $214,000 in preferred stock dividends.

During the first quarter of 2009 the Company received an infusion of capital under TARP. Under TARP, the U. S. Treasury created the CPP, pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000. On April 18, 2012, Annapolis Bancorp, Inc. (the “Company”) redeemed 4,076 shares of its Series A Preferred Stock for $4,076,000. Following the redemption, 4,076 shares of Series A Preferred Stock remain outstanding for a total of $4,076,000 in Series A Preferred Stock.

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

The following table summarizes the Company’s risk-based capital ratios:

Annapolis Bancorp, Inc.
	September 30, 2012	December 31, 2011	Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements
Risk Based Capital Ratios:
Tier 1 Capital	12.6%	12.8%	4.0%	6.0%
Total Capital	13.8%	14.0%	8.0%	10.0%
Tier 1 Leverage Ratio	9.0%	9.4%	4.0%	5.0%

As of September 30, 2012 both the Company and the Bank met the criteria for classification as a “well-capitalized” institution. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 – Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Annapolis Bancorp, Inc.**

3.3	Articles of Incorporation of BankAnnapolis***

3.4	Bylaws of BankAnnapolis***

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

4.1	Form of Stock Certificate for the Fixed Rate Cumulative Preferred Stock, Series A. *******

4.2	Warrant To Purchase 299,706 Shares of Common Stock Of Annapolis Bancorp, Inc. *******

10.1	Annapolis National Bancorp, Inc. Employee Stock Option Plan*+

10.2	Annapolis National Bancorp, Inc. 2000 Employee Stock Option Plan****

10.3	Annapolis Bancorp, Inc. 2006 Stock Incentive Plan*****

10.4	Form of Stock Option Award Agreement*****

10.5	Form of Restricted Share Award Agreement*****

10.6	Form of Deferral Election Agreement for Deferred Share Units*****

10.7	Annapolis Bancorp, Inc. 2007 Employee Stock Purchase Plan ******

10.8	Securities Purchase Agreement by and between the United States Department of the Treasury and Annapolis Bancorp, Inc. dated January 30, 2009*******

10.9	Agreement and Plan of Merger by and between Annapolis Bancorp, Inc. and F.N.B. Corporation dated October 22, 2012********

31.1	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.
*	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, filed with the Securities and Exchange Commission on September 23, 1997.
**	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 23, 2007.
***	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.
****	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2000 annual meeting, filed with the Securities and Exchange Commission on April 5, 2000.
*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on August 8, 2006.
******	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2007 annual meeting, filed with the Securities and Exchange Commission on April 13, 2007.

*******	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2009.
********	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 22, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNAPOLIS BANCORP, INC.
(Registrant)

Date: November 14, 2012	/s/ Richard M. Lerner
Richard M. Lerner
Chief Executive Officer

Date: November 14, 2012	/s/ Edward J. Schneider
Edward J. Schneider
Chief Financial Officer