Form 10-K
period 2012-12-31
ANNAPOLIS BANCORP INC
filed 2013-03-28
CIK 1041429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The aggregate market value of the outstanding Common Stock held by nonaffiliates was $9,967,182 as of June 30, 2012 based on a sales price of $6.80 per share of Common Stock.

The number of shares outstanding of the registrant’s Common Stock was 4,059,802 as of March 1, 2013.

PART I

ITEM 1. BUSINESS

Annapolis Bancorp, Inc. (the “Company”), formerly Annapolis National Bancorp, Inc. and Maryland Publick Banks, Inc., is a bank holding company, incorporated under the laws of Maryland in May 1988 for the purpose of acquiring and holding all of the outstanding stock of BankAnnapolis (the “Bank”). In November 1997 the Company went public and joined the NASDAQ Stock Market using the ticker symbol ANNB. Effective June 1, 2001 the Company changed its name to Annapolis Bancorp, Inc.

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

On October 22, 2012, the Company and F.N.B. Corporation (“FNB”), the parent company of First National Bank of Pennsylvania (“FNB Bank”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into FNB, with FNB surviving the merger (the “Merger”). As a result of the Merger, the Company will cease to exist as a separate legal entity and its business will be combined with that of FNB’s. As soon as practicable after the completion of the Merger, the Bank will merge with and into FNB Bank, with FNB Bank as the surviving entity. Our Board of Directors and the Board of Directors of FNB, have approved the Merger and the Merger Agreement.

Consummation of the Merger is subject to certain conditions, including, among others, approval by shareholders of the Company, of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Comptroller of the Currency (the “OCC”). See “Pending Merger with FNB” for a further description of the Merger. The information presented in this Annual Report on Form 10-K does not give effect to the Merger.

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

The Bank conducts a general commercial and retail banking business in its market area, emphasizing the banking needs of small businesses, professional concerns and individuals. The Bank attracts most of its customer deposits from Anne Arundel County, Maryland, and to a lesser extent, Queen Anne’s County, Maryland. The Bank’s lending operations are centered in Anne Arundel County, but extend throughout Central Maryland. On October 15, 2012, the Bank opened its Waugh Chapel branch in Gambrills, Maryland.

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

Pending Merger with FNB

On October 22, 2012, the Company and F.N.B. entered into the Merger Agreement, pursuant to which the Company will merge with and into FNB, with FNB surviving the merger. As a result of the Merger, the Company will cease to exist as a separate legal entity and its business will be combined with that of FNB’s. As soon as practicable after the completion of the Merger, the Bank will merge with and into FNB Bank, with FNB Bank as the surviving entity.

Under the terms of the Merger Agreement, shareholders of the Company will be entitled to receive, subject to possible adjustment, as provided in the Merger Agreement, 1.143 shares of FNB’s common stock for each share of the Company’s common stock they own and if, prior to the effective time of the Merger, the Company is able to collect in cash part or all of the amounts due on a particular loan in the amount of approximately $4.6 million, up to $0.36 in cash per share of the Company’s common stock they own. The Merger is intended to qualify for United States federal income tax purposes as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement contains (a) customary representations and warranties of the Company and FNB, including, among others, with respect to corporate organization, capitalization, corporate authority, third party and governmental consents and approvals, financial statements, and compliance with applicable laws, (b) covenants of the Company and FNB to conduct their respective business in the ordinary course until the Merger is completed; and (c) covenants of the Company and FNB not to take certain actions during such period. The Company has also agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions.

FNB and the Company expect to complete the transaction in April 2013. Completion of the Merger depends on the satisfaction of customary closing conditions, including approval of the shareholders of the Company, of the Federal Reserve and of the OCC.

The Merger Agreement provides that upon completion of the Merger, each outstanding option or similar right to acquire the Company’s common stock granted under any Company’s equity plan, except for options under the Annapolis Bancorp, Inc. 2007 Employee Stock Purchase Plan (which was terminated effective October 31, 2012), will convert automatically into an option to purchase a number of shares of FNB common stock equal to the numbers of shares of the Company’s common stock underlying such Company’s stock option or similar right multiplied by the exchange ratio, with an exercise price that equals the exercise price of such Company’s stock option or similar right immediately prior to the Merger divided by the exchange ratio and otherwise on the same terms and conditions as were in effect immediately prior to the completion of the Merger. The outstanding warrant to purchase Company’s common stock, which was issued on January 30, 2009 to the U.S. Treasury, or the Company’s TARP Warrant, will be converted into a warrant to purchase FNB common stock, subject to appropriate adjustments to reflect the exchange ratio. FNB may elect to have the Company’s TARP Warrant purchased or redeemed, but has no obligation to do so.

The parties can agree to terminate the Merger Agreement at any time prior to completion of the Merger, and either the Company or FNB can terminate the Merger Agreement if, among other reasons, any of the following occurs:

•	The approval of a governmental entity, which is required for completion of the Merger, is denied by final and non-appealable action;

•	The Merger has not been completed by June 30, 2013;

•

The other party commits a breach of the Merger Agreement which would cause the failure of the closing conditions set forth in the Merger Agreement and such breach is not or cannot be cured within the timeframes given in the Merger Agreement;

•	The requisite stockholder vote to adopt and approve the Merger Agreement and the Merger is not obtained;

•	A significant reduction in the market value of FNB common stock prior to the closing;

Subject to certain conditions, the Company may also terminate the Merger Agreement in order to enter into an agreement with respect to an unsolicited acquisition proposal that the company’s board of directors concluded is a superior proposal, provided that the Company pays the Break-up Fee, as defined below, to FNB.

If the Merger is not consummated under certain circumstances, the Company has agreed to pay FNB a termination fee of $2.5 million (the “Break-up Fee”) and up to $500,000 of FNB’s expenses incurred in connection with the Merger.

This description of the Merger Agreement does not purport to be complete and it is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 10.9 hereto and incorporated by reference herein.

In connection with the Merger, FNB has filed a registration statement on Form S-4 with the SEC that includes a proxy statement/prospectus and other documents relevant to the Merger. On February 25, 2013, FNB filed Amendment No. 1 to the Form S-4. The registration statement was declared effective by the SEC on February 27, 2013. On February 27, 2013, the Company filed a definitive proxy statement with the SEC. A definitive proxy statement was first mailed to the shareholders of the Company on or about March 1, 2013.

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

Lending Activities

The Bank’s primary business is to make loans. Outstanding loan balances account for 63.0% of total assets at December 31, 2012. The Bank offers a wide selection of consumer loans to individuals primarily through its branch network. The Bank does a majority of its consumer lending on a secured basis with the highest percentage of loans secured by first and second liens on one- to four-family owner occupied residences. The Bank will originate and maintain servicing rights on some loans and broker fixed rate loans to other financial institutions. In addition to consumer mortgage loans the Bank offers a variety of home equity products including fixed rate amortizing term loans and revolving lines of credit. The Bank generally requires that the loan to value for such loans be below 80%. The Bank also offers new and used auto loans and to a lesser extent boat loans.

The Bank provides numerous commercial lending products and services to businesses operating in the Bank’s primary market area. These loans consist of lines of credit, which may require an annual repayment, adjustable-rate loans with terms of five to seven years, and fixed-rate loans with terms of up to five years. Such loans are generally secured by receivables, inventories, equipment and other assets of the business. The Bank generally requires personal guarantees on its commercial loans. The Bank also offers unsecured commercial loans to businesses on a selective basis. These types of loans are made to existing customers and are of a short duration, generally one year or less. The Bank also originates commercial loans which are guaranteed by the Small Business Administration. The Bank has been a participant in a variety of SBA loan programs. Refer to pages 21 to 24 for a more detailed discussion on the Bank’s lending activities.

Investment Activities

The Bank’s second largest asset is its investment portfolio, accounting for 24.4% of total assets at December 31, 2012. The investment portfolio generally consists of U.S. Government and Agency notes, and government guaranteed mortgage backed securities. Management invests excess liquidity following specific policies and procedures that limit the Bank’s exposure to any one type of investment. The Bank’s policy generally requires that each new investment be rated “A” or better. All investments are made with the intent to preserve and protect the capital of the Bank.

Investment targets such as total investment securities, the mix of investment products and the average life of the investment are derived from the Bank’s strategic plan and expected liquidity requirements. Strategies to achieve these targets are the responsibility of the Bank’s Asset and Liability Committee. For a further discussion on the Bank’s investment activities refer to page 21.

Employees

At December 31, 2012, the Bank employed 87 full-time and 12 part-time individuals. Five of these individuals are executive officers of the Bank. None of the employees are employees of the Company. The Bank provides both full- and part-time individuals with a comprehensive benefit program that includes health and dental insurance, Bank paid life and short-and long-term disability insurance, access to vision and catastrophic health insurance and a 401(k) plan.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law with the intent to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council to identify threats to the financial stability of the United States; promote market discipline; and respond to emerging risks to the stability of the United States financial system. The Dodd-Frank Act additionally created a new independent federal regulator to administer federal consumer protection laws, the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act is expected to have a significant impact on the Company’s business operations as its provisions take effect.

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

•

Deposit Insurance – The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits and provided unlimited federal deposit insurance until January 1, 2013, for noninterest-bearing demand transaction accounts at all depository institutions. As of January 1, 2013, noninterest-bearing demand transaction accounts are insured up to the standard maximum deposit insurance coverage amount of $250,000 per depositor under the FDIC’s general deposit insurance rules. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premium paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base is no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount total insured deposits and eliminating the requirement that the FDIC pays dividends to depository institutions when the reserve ratio exceeds certain threshold. The Dodd-Frank Act also eliminated the federal statutory prohibitions against the payment of interest on business transaction and other accounts.

•

Corporate Governance – As of January 21, 2011, all domestic publicly traded companies are required to give stockholders a non-binding “Say on Pay” vote to approve executive compensation disclosed in the proxy statement on at least a triennial basis. As of April 25, 2011, domestic public companies must include a non-binding “Say on Golden Parachutes” vote in a proxy statement seeking shareholder approval for a merger or similar corporate transaction, together with disclosure regarding any compensation arrangement that the issuer has with the named executive officers or those of the other party in the corporate transactions and acquisitions unless previously voted on by shareholders. On June 20, 2012, the SEC adopted Rule 10C-1 directing the national securities exchanges to adopt certain listing standards related to the independence of the compensation committee. The rule also provides six criteria the compensation committee should consider when evaluating the independence of compensation committee advisers. As of July 1, 2013, the compensation committee of a NASDAQ Company may no longer select, or receive advice from, an adviser unless it has conducted the six-factor independence assessment as the new NASDAQ Rules require. The Dodd Frank Act directs adopting incentive based clawback policies for executive officers. The legislation also authorized the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. As a result, the SEC adopted Rule 14a-11, which was vacated by the United States Court of Appeals for the District of Columbia Circle and therefore is not effective. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

•

Transactions with Affiliates or Insiders – Effective July 21, 2011, the Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution and its affiliates. The Dodd-Frank Act apples Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The exemption from Section 23A for transactions with financial subsidiaries was eliminated. The Dodd-Frank Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, director and principal shareholders, by, among other things, expanding covered transactions to include securities lending, repurchase agreement and derivatives activities with affiliates. These changes became effective on July 21, 2012. The Dodd-Frank Act prohibits an insured depository institution from purchasing an asset from, or selling an asset to, an executive officer, director or principal shareholder of the institution, or any related interest of that person unless the transaction is on market terms. If the transaction represents more than 10% of the capital stock and surplus of the institution, the transaction must be approved in advance by a majority of the disinterested directors.

•

Debit Card Interchange Fees – Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Effective October 2011, interchange fees on debit card transactions are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud related requirements prescribed by the FRB. The restrictions on interchange fees, however, do not apply to banks, that, together with their affiliates, have assets of less than $10 billion as of the end of the calendar year preceding the date of the electronic debit transaction for which the interchange fee is charged or received. Under the rules, where an exempt issuer ceases to be a legal entity after acquisition, the acquiring entity becomes the issuer of the previously exempt debit cards.

•

Consumer Financial Protection Bureau – The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), in order to regulate consumer financial products and services, as well as providers of such products and services. The CFPB authority to enforce existing consumer protection laws was transferred to it on July 21, 2011. In January of 2012, President Obama appointed Rich Cordray to be the first Director of the CFPB. The CFPB supervises and examines, with respect to Federal consumer financial laws, banks, savings associations and credit unions with assets in excess of $10 billion. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including determination of the borrower’s ability to repay.

Regulation of Mortgage Origination and Servicing. In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. We are still evaluating the recently issued rules to determine if they will have any long-term impact or our mortgage loan origination and servicing activities.

On January 10, 2013, the CFPB issued a final rule concerning lenders’ assessments of consumers’ ability to repay home loans. Currently, Regulation Z prohibits creditors from extending higher-priced mortgage loans without regard for the consumer’s ability to repay. The rule extends application of this requirement to all loans secured by dwellings, not just higher-priced mortgages. Creditors must, at a minimum, consider eight specified factors while making a reasonable and good faith determination that the consumer has a reasonable ability to repay the loan before entering any consumer credit transaction secured by virtually any dwelling. The factors include information such as the consumer’s income, debt obligations, credit history, and monthly payments on the loan. The rule also establishes a safe harbor and presumption of compliance with the ability-to-repay requirement for so-called “qualified mortgages,” restricts the application of prepayment penalties, and requires the retention of evidence of compliance with the ability-to-repay requirement for three years. The final rule becomes effective January 10, 2014.

Additionally, on January 10, 2013, the CFPB issued a final rule to expand the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994, or HOEPA. Loans that meet HOEPA’s high-cost coverage tests are subject to special disclosure requirements and restrictions on loan terms, and borrowers in high-cost mortgages have enhanced remedies for violations of the law. The rule revises and expands the tests for coverage under HOEPA and imposes additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement. The rule becomes effective January 10, 2014.

On January 17, 2013, the CFPB issued final rules concerning mortgage servicing standards, which amend both Regulation X and Regulation Z. The Regulation X rule requires servicers to provide certain information to borrows, to establish policies and procedures to achieve certain delineated objectives, to correct errors asserted by borrowers, and to evaluate borrowers’ applications for available loss mitigation options. The Regulation Z rule requires creditors, assignees and servicers to provide interest rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, prompt crediting of mortgage payments, and responses to requests for payoff amounts. Both rules become effective January 10, 2014.

On January 20, 2013, the CFPB issued a final rule with multiple effective dates implementing requirements and restrictions imposed by the Reform Act concerning, among other things, qualifications of individual loan originators and the compensation practices with respect to such persons. The rule prohibits loan origination organizations from basing compensation for themselves or individual loan originators on any of the origination transaction’s terms or conditions and prohibits such persons from receiving compensation from another person in connection with the same transaction. The rule also imposes duties on loan originator organizations to ensure that their individual loan originators meet certain licensing or qualification standards and extends existing recordkeeping requirements. In addition, effective June 1, 2013, the rule prohibits the inclusion of certain provisions in residential mortgage loan agreements that could restrict legal recourse by a consumer against the loan origination organization and prohibits the financing of single-premium credit insurance. All other provisions of the final rule become effective January 10, 2014.

The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

In late 2012, a Community Bank Advisory Council was formed. Representatives were drawn from small-to-medium-sized community banks to engage in discussions on how smaller institutions help level the playing field for consumers experiencing difficulty in managing their money and what opportunities and challenges exist in mortgage lending for small institutions. The CFPB has developed prototype designs for various disclosures and agreements and invited the public and financial industry to review and comment on what works. Their website (www.consumerfinance.gov) serves as a public information resource laws and regulations, assistance with financial questions, participation with projects or initiatives, and submission of complaints. The CFPB has positioned itself to serve as a resource for submission of complaints and to provide help to consumers with complaints regarding credit cards, mortgages, student loans, checking accounts, savings accounts, credit reporting, bank services, and other consumer loans. Guidance and consumer tips on various financial topics were issued throughout 2012 in a Blog on the CFPB’s website.

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

Appraisal Rules. In January 2013, pursuant to the Dodd-Frank Act, the federal banking regulatory agencies issued final rules on appraisal requirements for higher-priced mortgage loans. For mortgage loans with an annual percentage rate that exceeds a certain threshold, lenders must obtain an appraisal using a licensed or certified appraiser. The appraiser must prepare a written appraisal report based on a physical inspection of the interior of the property. Lenders must also then disclose to applicants information about the purpose of the appraisal and provide them with a free copy of the appraisal report. Qualified mortgages, as defined by Section 1026.43(e) of the CFPB’s final rule implementing the Dodd-Frank Act’s ability-to-repay requirements, are exempt from the appraisal requirements of these final rules. These final rules become effective January 18, 2014.

As defined by the CFPB, qualified mortgages are mortgages that meet the following standards prohibiting or limiting certain high risk product and features:

(1) No excessive upfront points and fees – generally points and fees paid by the borrower must not exceed 3% of the total amount borrowed;

(2) No toxic loan features – prohibited features are: no interest only-loans, no negative-amortization loans, no terms beyond 30 years and no balloon loans;

(3) Limited on debt-to-income ratios – borrowers’ debt-to-income ratios must be no higher than 43%.

Lenders that generate qualified mortgage loans will receive specific protections against borrower lawsuits that could result from failing to satisfy the ability to pay rule. There are two levels of liability protections for qualified mortgages – the Safe Harbor protection and the Rebuttable Presumption protection. Safe Harbor qualified mortgages are lower priced loans with interest rates closer to the prime rate, issued to borrowers with high credit scores. Borrowers suing lenders under Safe Harbor qualified mortgages are faced with overcoming the pre-determined legal conclusion that the lender has satisfied the ability-to-repay rule. Rebuttable Presumption qualified mortgages are loans at higher prices that are granted to borrowers with lower credit scores. Lenders generating Rebuttable Presumption qualified mortgages receive the protection of a presumption that they have legally satisfied the ability-to-pay rule while the borrower can rebut that presumption by proving that the lender did not consider the borrower’s living expenses after their mortgage and other debts. In addition, qualified mortgages are exempt from the new appraisal requirement rules stated above.

•

Well Capitalized and Well Managed – Effective July 21, 2011, the Dodd-Frank Act amended the BHC Act to require that a depository holding company that is a financial holding company, such as the Company, be well capitalized and well managed.

•

The Electronic Fund Transfer Act – The Dodd-Frank Act amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. In February 2012, the CFPB issued a final rule to the Electronic Fund Transfer Act and Regulation E which implemented Dodd-Frank Act provisions regarding remittance transfers. These final rules provided new protections, including new disclosures and error resolution and cancellation rights, to consumers sending remittance transfers to other consumers or businesses in a foreign country. Further additional rulemaking in August 2012 supplemented these final rules. Though originally scheduled to take effect on February 7, 2013, the CFPB proposed a temporary delay of the final remittance transfer rules to address additional changes regarding disclosure of foreign taxes and institution fees, disclosure of subnational taxes in a foreign country, and errors from incorrect account information. The effective date is now delayed until 90 days after finalizing the amendments.

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

Insurance of Deposit Accounts. The Bank’s deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. Under the Dodd-Frank Act, the maximum deposit insurance amount is permanently increased from $100,000 to $250,000.

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

On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. On December 30, 2009 the Bank prepaid $2.2 million in FDIC insurance for 2010, 2011 and 2012 estimated assessments. As of December 31, 2012 the Bank had $873,000 prepaid in FDIC insurance for the 2013 estimated assessments.

Emergency Economic Stabilization Act of 2008. On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Secretary of the U. S. Treasury (“Treasury”) to establish the Trouble Asset Relief Program (the “TARP”). Pursuant to TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In addition, under TARP, the Treasury created the Capital Purchase Program (the “CPP”), pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On January 30, 2009, the Company sold 8,152 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000. On April 18, 2012, The Company redeemed 4,076 shares of its Series A Preferred Stock for $4,076,000 and on March 6, 2013, the Company redeemed the final 4,076 shares of its Series A Preferred Stock for $4,076,000.

Comprehensive Financial Stability Plan of 2009. On February 10, 2009, the Secretary of the Treasury announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the EESA. The major elements of the Financial Stability Plan include: (i) a capital assistance program that invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that leveraged public and private capital with public financing to purchase $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, (iv) assistance for homeowners to reduce mortgage payments and interest rates and (v) establishment of loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $10 billion are required to undergo a comprehensive “stress test” to determine if they have sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected. Institutions receiving assistance under the Financial Stability Plan are subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions, executive compensation and additional disclosure requirements.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

Forward Looking Statements

This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of Annapolis Bancorp, Inc. (the “Company”), its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition, results of operations; plans and objectives (iii) the Company’s growth strategy; (iv) the Company’s future performance and business, including, but not limited to statements with respect to the adequacy of the allowance for credit losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Company’s financial condition and results of operations; and (v) the declaration and payment of dividends. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties which could cause actual results to differ materially from those expressed in forward-looking statements. Factors that might cause such a difference may, include, but are not limited to: (i) the rate of declining growth in the economy and employment levels, as well as general business and economic conditions; (ii) changes in interest rates, as well as the magnitude of such changes; (iii) the fiscal and monetary policies of the federal government and its agencies; (iv) changes in federal bank regulatory and supervisory policies, including required levels of capital; (v) the relative strength or weakness of the consumer and commercial credit sectors and of the real estate market; (vi) the performance of the stock and bond markets; (vii) competition in the financial services industry, (viii) possible legislative, tax or regulatory changes, (ix) the actual results of the pending Merger with FNB could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the Merger Agreement could be terminated under certain circumstances; (x) delays in closing the Merger, and such other risks and uncertainties as set forth in the Company’s filings with the Securities and Exchange Commission. All forward-looking statements included in this annual report on Form 10-K are based upon information available to the Company as of the date of this report, and other than to the extent required by applicable law, including the requirements of applicable securities laws, the Company undertakes no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Important Additional Information

In connection with the Merger, FNB has filed a registration statement on Form S-4 with the SEC that includes a proxy statement/prospectus and other documents relevant to the proposed Merger. On February 25, 2013, FNB filed Amendment No. 1 to the Form S-4. The registration statement was declared effective by the SEC on February 27, 2013. On February 27, 2013, the Company filed a definitive proxy statement with the SEC. A definitive proxy statement was first mailed to the shareholders of the Company on or about March 1, 2013. SHAREHOLDERS OF THE COMPANY AND FNB ARE URGED TO READ THE REGISTRATION STATEMENT, PROXY STATEMENT/PROSPECTUS AND DEFINITIVE PROXY STATEMENT REGARDING THE MERGER AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC. AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS BECAUSE THEY CONTAIN AND WILL CONTAIN IMPORTANT INFORMATION.

A free copy of the Proxy Statement/Prospectus, Definitive Proxy Statement, as well as other filings containing important information about the Company and FNB, may be obtained at the SEC’s Internet site (http://www.sec.gov). These documents may also be obtained, free of charge, from FNB by contacting James Orie, Chief Legal Officer, F.N.B. Corporation, at One F.N.B Boulevard, Hermitage PA 16148, telephone (724) 983-3317 or by contacting Edward J. Schneider, Chief Financial Officer of the Company at 1000 Bestgate Road, Suite 400, Annapolis MD 21401.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The executive offices of the Company and the Bank are located at 1000 Bestgate Road, Suite 400, Annapolis, Maryland 21401.

The following table sets forth the location of and certain additional information regarding the offices of the Company and the Bank at December 31, 2012:

	Leased/ Owned	Original Year Leased or Location Acquired	Year of Lease Expiration		Net Book Value of Property or Leasehold Improvements at December 31, 2012 ($000)

Administration (2)	Owned	2001	N/A		$4,176
Bestgate	Owned	2001	N/A		1,233
Edgewater	Land Leased	1996	2016	(1)	438
Cape St. Claire	Leased	1995	2015	(1)	9
Kent Island	Land Leased	1990	2023	(1)	1,432
Severna Park	Leased	1996	2013	(1)	12
BayWoods	Leased	2003	2018	(1)	4
Annapolis Towne Centre Waugh Chapel	Leased Leased	2008 2012	2018 2032	(1) (1)	239 1,663

(1)	These leases may be extended at the option of the Company for periods ranging from one to twenty years.
(2)	The Company owns an undeveloped piece of property in Odenton, Maryland for future branch expansion.

ITEM 3. LEGAL PROCEEDINGS

Andera v. Lerner, et al

On November 8, 2012, a purported stockholder of the Company filed a derivative complaint on behalf of the Company in the Circuit Court for Anne Arundel County, Maryland, captioned Andera v. Lerner, et al., Case no. 02C12173766, and naming as defendants the Company, The Company’s board of directors and FNB. The lawsuit makes various allegations against the defendants, including that the merger consideration is inadequate and undervalues the company that the director defendants breached their fiduciary duties to the Company in approving the Merger, and that FNB aided and abetted those alleged breaches. The lawsuit generally seeks an injunction barring the defendants from consummating the Merger. In addition, the lawsuit seeks rescission of the Merger Agreement to the extent already implemented or, in the alternative, award of rescissory damages, an accounting to plaintiff for all damages caused by the defendants and for all profits and special benefits obtained as a result of the defendants’ alleged breaches of fiduciary duties, and an award of the costs and expenses incurred in the action, including a reasonable allowance for counsel fees and expert fees.

On February 7, 2013, the plaintiff filed an amended complaint with additional allegations regarding certain purported non-disclosures relating to the proxy statement/prospectus for the pending merger filed with the SEC on January 23, 2013.

On February 22, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company, the Company’s board of directors and FNB, on the one hand, and the plaintiff, on the other hand, reached an agreement in principle to settle the action, and expect to memorialize that agreement in a written settlement agreement. As part of this agreement in principle, FNB and the Company have agreed to disclose additional information in the proxy statement/prospectus, including but not limited to certain information about the data that was analyzed and presented to the Company’s board of directors by the financial advisor, the engagement of the financial advisor and the negotiations process. No substantive term of the Merger Agreement will be modified as part of this settlement. The settlement set forth in the settlement agreement will be subject to court approval.

Other than as disclosed above the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Value and Dividend Information

The Company’s common stock is listed on The NASDAQ Capital Market® under the symbol “ANNB.” The Company’s stock began trading on October 1, 1997. At March 1, 2013 the closing price was $13.02 per share.

As of March 1, 2013 the Company had outstanding 4,059,802 shares of common stock held by approximately 201 shareholders of record. On January 30, 2009 the Company sold 8,152 shares of Series A Preferred Stock to one shareholder, the Treasury under the Treasury’s TARP CPP. The shares had a liquidation preference of $1,000 per share for an aggregate purchase price of $8.152 million. On April 18, 2012, The Company redeemed 4,076 shares of its Series A Preferred Stock for $4,076,000 and on March 6, 2013 the Company redeemed the final 4,076 shares of Series A Preferred Stock for $4,076,000. The Company also issued a warrant to purchase 299,706 shares of common stock which may be purchased upon exercise of the warrant at a price of $4.08 per share. The warrant is also issued to the Treasury under the CPP. The warrant expires on January 30, 2019. The issuances of the warrant and the Series A Preferred Stock were completed in a private placement to Treasury exempt from the registration requirements of the Securities Act of 1933.

Under the terms of the CPP the Company will be required to pay a 5% per annum dividend on the Series A Preferred Stock for the five years beginning January 30, 2009 ending February 15, 2014 and a 9% dividend for the period thereafter. The first dividend was paid to the Treasury on May 15, 2009 with future dividend payments due quarterly thereafter. During 2012 $290,415 in dividends were paid to the Treasury.

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

A summary of the Company’s quarterly stock prices is shown below:

	2012			2011
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	High	Low	Dividend	High	Low	Dividend

1st	$6.34	$3.80	$0.0000	$4.49	$3.70	$0.0000
2nd	7.59	5.00	0.0000	4.50	4.00	0.0000
3rd	7.48	6.90	0.0000	4.28	3.42	0.0000
4th	12.31	7.13	0.0000	4.10	3.61	0.0000

The closing price of the Company’s stock at December 31, 2012 was $11.84 per share.

Equity Compensation Plan Information

The table setting forth Securities Authorized for Issuance Under Equity Compensation Plans can be found under Item 12 on page 76 of this report.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

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

Selected Consolidated Financial Highlights

Selected Consolidated Financial Data at and for years ended December 31,

	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)

Selected Financial Data
Total assets	$446,386	$441,570	$432,140	$444,332	$394,916
Total loans, net	274,560	283,284	273,063	274,032	264,093
Total deposits	352,917	350,381	340,914	350,463	300,627
Securities sold under agreement to repurchase	14,584	11,344	14,558	14,642	12,639
Long-term debt	40,000	40,000	40,000	45,000	45,000
Stockholders’ equity	36,215	37,368	34,774	32,632	26,814

Selected Operating Data
Interest income	$18,916	$19,857	$19,853	$21,226	$21,800
Interest expense	2,914	3,597	4,633	7,135	8,765

Net interest income	16,002	16,260	15,220	14,091	13,035
Provision for credit losses	684	2,190	2,148	6,540	2,375

Net interest income after provision for credit losses	15,318	14,070	13,072	7,551	10,660
Noninterest income	1,916	1,842	1,815	1,989	1,753
Noninterest expense	12,308	12,563	12,385	12,405	10,325

Income (loss) before income taxes	4,926	3,349	2,502	(2,865)	2,088
Income tax expense (benefit)	1,834	1,178	886	(1,158)	661

Net income (loss)	3,092	$2,171	$1,616	($1,707)	$1,427
Preferred stock dividend and discount accretion	271	490	485	442	0

Net income (loss) available to common shareholders	$2,821	$1,681	$1,131	($2,149)	$1,427

	2012	2011	2009	2008	2007
Key Financial Ratios and Other Data
Return on average assets
Net income (loss) divided by average assets	0.70%	0.50%	0.37%	(0.38%)	0.38%
Return on average equity
Net income (loss) divided by average equity	8.54%	6.05%	4.68%	(5.24%)	5.41%
Equity to asset ratio
Average equity divided by average assets	8.17%	8.23%	7.93%	7.33%	7.01%
Diluted earnings (loss) per common share	$0.68	$0.39	$0.29	($0.56)	$0.35
Book value per common share	$8.02	$7.38	$6.81	$6.39	$6.98
Tangible book value per common share	$8.02	$7.38	$6.81	$6.39	$6.98
Number of common shares outstanding	4,008,934	3,958,293	3,922,006	3,867,006	3,842,943
Efficiency ratio	68.69%	69.40%	72.70%	77.15%	69.82%
Interest rate spread	3.65%	3.76%	3.47%	3.07%	3.28%
Net interest margin	3.80%	3.93%	3.66%	3.32%	3.65%
Risk based capital ratio – Tier 1	12.65%	12.78%	12.80%	12.45%	11.37%
Risk based capital ratio – Total	13.91%	14.04%	14.06%	13.72%	12.62%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pending Merger

On October 22, 2012, the Company and F.N.B. entered into the Merger Agreement, pursuant to which the Company will merge with and into FNB, with FNB surviving the merger. As a result of the Merger, the Company will cease to exist as a separate legal entity and its business will be combined with that of FNB’s. As soon as practicable after the completion of the Merger, the Bank will merge with and into FNB Bank, with FNB Bank as the surviving entity.

Under the terms of the Merger Agreement, shareholders of the Company will be entitled to receive, subject to possible adjustment, as provided in the Merger Agreement, 1.143 shares of FNB’s common stock for each share of the Company’s common stock they own and if, prior to the effective time of the Merger, the Company is able to collect in cash part or all of the amounts due on a particular loan in the amount of approximately $4.6 million, up to $0.36 in cash per share of the Company’s common stock they own.

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Annapolis Bancorp, Inc. on a consolidated basis with its wholly owned subsidiary, BankAnnapolis, for the periods presented, and should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this annual report.

The Company reported net income for 2012 of $3.1 million, an increase of $921,000 or 42.4% from net income of $2.2 million in 2011. Net income available to common shareholders after accruing for preferred stock dividends and discount accretion for 2012 was $2.8 million compared to net income available to common shareholders of $1.7 million in 2011. The increase in 2012 earnings was due to lower interest expense, lower provision for credit losses expense, lower noninterest expense, and higher noninterest income. The net income per diluted common share for 2012 was $0.68 compared to a net income of $0.39 per diluted common share in 2011.

The primary source of income of the Bank is interest on its loan and investment portfolios, while one of the principal expenses of the Bank is interest on its deposit accounts and borrowings. The difference between interest income on interest earning assets and interest expense on interest bearing liabilities is referred to as net interest income. Net interest income was $16.0 million for 2012, a decrease of $258,000 or 1.6% compared to $16.3 million in 2011. Total assets were $446.4 million as of December 31, 2012, a $4.8 million or a 1.1% increase compared to December 31, 2011 total assets of $441.6 million. The Company’s return on average assets was 0.70% and 0.50% for the years ending December 31, 2012, and 2011, respectively. The Company’s return on average common equity was 9.09% and 6.01% for the years ending December 31, 2012, and 2011, respectively.

At December 31, 2012 the Bank’s gross loan portfolio totaled $281.2 million. Of this amount, $44.4 million or 15.8% were commercial loans, $116.9 million or 41.6% were commercial real estate loans, $33.3 million or 11.8% were construction loans, $47.9 million or 17.0% were one- to four-family residential mortgage loans, $31.6 million or 11.3% were home equity loans, and $7.1 million or 2.5% were consumer and other loans.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements which can be found on page 37 and continuing to page 40. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements found on page 39 describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Credit Risk Management section of this financial analysis.

Financial Condition as of December 31, 2012 and 2011 and Results of Operations for the Years then Ended

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

Total assets increased by $4.8 million or 1.1% during 2012 to $446.4 million from $441.6 million at December 31, 2011 as investment securities, deposits and securities sold under agreements to repurchase increased. Total deposits and securities sold under agreements to repurchase, the Company’s primary sources of funds, increased $5.8 million or 1.6% to $367.5 million from $361.7 million at December 31, 2011. Time deposits totaled $68.8 million or 19.5% of the Bank’s total deposits at December 31, 2012, compared to $78.3 million or 22.3% in 2011. Savings and money market accounts, the largest portion of the Bank’s total deposits, totaled $189.6 million or 53.7% of the Bank’s total deposits at December 31, 2012, compared to $182.5 million or 52.1% in 2011. NOW accounts totaled $35.9 million or 10.2% and $32.9 million or 9.4% of total deposits at December 31, 2012 and 2011, respectively. Demand, noninterest bearing accounts totaled $58.5 million or 16.6% of total deposits at December 31, 2012 and $56.7 million or 16.2% at December 31, 2011. Securities sold under agreements to repurchase increased $3.3 million to $14.6 million at December 31, 2012 from $11.3 million at December 31, 2011. Long-term borrowings remained at $35.0 million at December 31, 2012 and 2011.

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors. The proceeds of the securities were used to provide funding for future growth and to improve the Company’s capital ratios. The current cost of these securities is 3.46%.

The Company’s primary uses of funds are for loans and investments. Loans excluding deferred fees/costs and discounts and the allowance for credit losses, decreased $9.6 million or 3.3% to $281.2 million at December 31, 2012 from $290.8 million a year earlier. Commercial real estate balances increased $2.0 million or 1.7% due to several new customer relationships. Commercial and industrial loans decreased $3.2 million or 6.8%. Construction loans decreased $1.7 million or 4.8% and residential real estate loan balances decreased by $4.8 million or 5.7%. Installment and other consumer loans decreased by $1.9 million or 20.4%. Investment security balances increased $18.7 million during the year as proceeds from loan payoffs and increased deposit and repurchase agreement balances were placed in investment securities.

Operating Results

The following discussion outlines some of the more important factors and trends affecting the earnings of the Company as presented in its consolidated statements of income.

Net Interest Income

Net interest income is the difference between interest income and interest expense and is generally affected by increases or decreases in the amount of outstanding interest earning assets and interest bearing liabilities (volume variance). This volume variance coupled with changes in interest rates on these same assets and liabilities (rate variance) equates to the total change in net interest income in any given period. The table on page 16 sets forth certain information regarding changes in interest income and interest expense attributable to (1) changes in volume (change in volume multiplied by the old rate); (2) changes in rates (change in rate multiplied by the old volume); and (3) changes in rate/volume (change in rate multiplied by change in volume).

Net interest income for the year ended December 31, 2012, was $16.0 million, representing a decrease of $258,000 or 1.6% from net interest income of $16.3 million for the year ended December 31, 2011. The decrease in net interest income is due primarily to a decrease in yields on the loan and securities portfolios, offset by a decrease in the yield on deposits and repurchase agreements. The net interest margin was 3.80% for the year ended December 31, 2012 and 3.93% for the year ended December 31, 2011. The yield on earning assets decreased to 4.49% for the year ended December 31, 2012 compared to 4.80% for the year ended December 31, 2011 while the cost of interest bearing liabilities decreased to 0.84% from 1.04% for the same periods, respectively. Net interest income for 2012 includes $333,000 of interest collected on a cash basis related to loans on nonaccrual status, compared to $350,000 of interest collected on nonaccrual loans in 2011.

Rate/Volume Analysis

	2012 vs. 2011				2011 vs. 2010
		Due to Change in				Due to Change in
	Increase or (Decrease)	Volume	Rate	Rate/ Volume	Increase or (Decrease)	Volume	Rate	Rate/ Volume
	(Dollars in thousands)
Interest income on:
Loans	($404)	176	(574)	(6)	$1,144	$724	$401	$19
Investment securities	(556)	41	(588)	(9)	(1,137)	(525)	(711)	99
Interest bearing deposits in other banks	18	4	12	2	(11)	(5)	(6)	0
Federal funds sold and other overnight investments	1	(1)	2	0	8	5	3	0

Total interest income	(941)	220	(1,148)	(13)	4	199	(313)	118

Interest expense on:
NOW accounts	(12)	1	(13)	0	(4)	4	(7)	(1)
Money market accounts	(40)	51	(71)	(20)	(83)	6	(87)	(2)
Savings accounts	(453)	(46)	(430)	23	(488)	(27)	(471)	10
Certificates of deposit	(165)	(87)	(85)	7	(402)	(129)	(298)	25
Repurchase agreements	(25)	0	(25)	0	(33)	(3)	(31)	1
Long-term borrowing	3	0	3	0	(24)	(34)	10	0
Junior subordinated debt	9	0	9	0	(2)	0	(2)	0

Total interest expense	(683)	(81)	(612)	10	(1,036)	(183)	(886)	33

Net interest income	($258)	$301	($536)	($23)	$1,040	$382	$573	$85

Interest Income

The Company’s interest income decreased to $18.9 million for the year ended December 31, 2012 compared to $19.9 million for the year ended December 31, 2011, a decrease of $941,000 or 4.7%. The decrease in interest income can be attributed to a decrease in the yield on the loan portfolio to 5.73% compared to 5.93% for the year ended December 31, 2011. The yield on the securities portfolio dropped to 2.25% from 2.89%. Average federal funds sold balances decreased $131,000 or 0.8% and interest bearing balances with banks increased $3.0 million or 19.0%. The yield on federal funds sold increased to 0.24% from 0.23% for the year ended 2011 while the yield on interest bearing balances with banks increased to 0.21% from 0.13% for the same period.

Interest Expense

The Company’s interest expense decreased $683,000 or 19.0% to $2.9 million for 2012, compared to $3.6 million for 2011. The decrease in interest expense for the year ended December 31, 2012 can be attributed primarily to lower interest rates on all of the Bank’s deposit accounts and repurchase agreement accounts.

Provision for Credit Losses

The Company recorded a provision for credit losses of $684,000 for the year ended December 31, 2012 compared to $2.2 million for the year ended December 31, 2011, a decrease of $1.5 million or 68.8%. The decrease in provision was primarily the result of incorporating historical loss percentages into the calculation of the allowance for credit losses rather than using peer data. The change was made as management determined that the Company had sufficient quarters of loss data to perform a meaningful analysis of the allowance for credit losses.

Nonperforming assets at year end increased to $12.1 million for the year ended December 31, 2012 from $8.3 million for the year ended December 31, 2011 primarily due to the addition of one loan with a principal balance of $4.1 million. Nonperforming assets included $769,000 of foreclosed real estate at December 31, 2012 and $337,000 of repossessed assets. Nonperforming assets of $8.3 million at December 31, 2011 included $1.2 million of foreclosed real estate and $52,000 of repossessed assets.

Net charge-offs totaled $1.5 million for the year ended December 31, 2012 compared to net charge-offs of $1.9 million for the same period in 2011. The net charge-offs in 2012 included $307,000 in commercial and industrial loans, $834,000 in loans secured by real estate and $408,000 in consumer and installment loans. See the discussion under the heading “Provision for Credit Losses and Credit Risk Management” on pages 24 through 26 for greater analysis regarding the Allowance for Credit Losses and related provision.

Noninterest Income

The Company’s primary sources of noninterest income are fees charged on deposit products, fees generated by the Bank’s VISA check card program and fees recognized on residential mortgage lending. Noninterest income of $1.9 million for the year ended December 31, 2012 was an increase of $74,000 or 4.0% from the year ended December 31, 2011. Included in noninterest income for the year ended December 31, 2011 were gains on the sale of loans in the secondary market of $166,000. There were no loans sold in the secondary market in 2012. For the year ended December 31, 2012 the Bank recorded net losses on the sale of other assets primarily real estate owned and repossessed assets of $5,000 compared to a gain on the sale of similar assets of $8,000 in 2011. In 2011 the Bank also recorded a loss of $32,000 on the disposal of fixed assets related to the closure of a branch office. Fees charged on deposit products decreased $23,000 or 1.8%, while other mortgage banking fees totaled $262,000 for the year ended December 31, 2012; an increase of $123,000 or 88.5% from fees of $139 thousand for the year ended December 31, 2011.

Noninterest Expense

Noninterest expense decreased $255,000 or 2.0% to $12.3 million from $12.6 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Personnel costs decreased $530,000 and other operating expenses decreased $288,000. These decreases were offset by Merger related expenses of $546,000 in 2012. Merger related expenses consisted primarily of professional and legal expenses totaling $413,000. Also contributing to the decrease in noninterest expenses was lower FDIC expense. FDIC expense continues to decrease as new regulation changed the method of calculation in the summer of 2011. 2012 was the first full year under the new method. FDIC expense decreased $97,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to changes in the insurance assessment calculations.

The decrease in personnel expense was the result of open staffing requisitions.

The decrease of $288,000 or 15.3% in other operating expenses was due to 2011 results including a partial write-down of $199,000 on a property held for future branch expansion.

Occupancy and equipment expense increased $35,000 or 2.2% primarily due to a partial year of expense on a branch office opened during 2012.

Provision for Income Taxes

The Company and the Bank file consolidated federal income tax returns and separate Maryland income tax returns. The Company recognized tax expense of $1.8 million for the year ended December 31, 2012 compared to $1.2 million for the year ended December 31, 2011, for an effective tax rate of 37.2% in 2012 and 35.2% in 2011.

Consolidated Average Balances, Yields and Rates

The following table presents a condensed average balance sheet as well as income/expense and yields/costs of funds thereon for the years ended December 31, 2012 and 2011. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities for the periods shown. Average balances are derived from average daily balances. The yields and costs include loan fees that are considered adjustments to yields. Net interest spread, the difference between the average rate on interest bearing assets and the average rate on interest bearing liabilities, decreased to 3.65% for the year ended December 31, 2012 from 3.76% at December 31, 2011.

	Years Ended
	December 31, 2012			December 31, 2011
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(Dollars in thousands)

Assets
Interest Earning Assets
Federal funds sold and other overnight investments	$17,102	$41	0.24%	$17,233	$40	0.23%
Interest bearing balances in other banks	18,664	39	0.21%	15,681	21	0.13%
Investment securities (2)	92,632	2,083	2.25%	91,246	2,639	2.89%
Loans (3)	292,468	16,753	5.73%	289,502	17,157	5.93%

Total interest earning assets	420,866	18,916	4.49%	413,662	19,857	4.80%
Noninterest Earning Assets
Cash and due from banks	7,378			7,521
Other assets	14,487			14,827

Total Assets	$442,731			$436,010

Liabilities and Stockholders’ Equity
Interest Bearing Deposits
NOW accounts	$32,757	$29	0.09%	$32,495	$41	0.13%
Money market accounts	54,038	149	0.28%	43,107	189	0.44%
Savings accounts	130,850	407	0.31%	137,732	860	0.62%
Certificates of deposit	72,038	966	1.34%	78,031	1,131	1.45%
Repurchase agreements	16,075	49	0.30%	16,004	74	0.46%
Long-term borrowings	35,000	1,130	3.18%	35,000	1,127	3.18%
Junior subordinated debt	5,000	184	3.62%	5,000	175	3.45%

Total interest bearing liabilities	345,758	2,914	0.84%	347,369	3,597	1.04%

Noninterest Bearing Liabilities
Demand deposit accounts	58,064			50,331
Other liabilities	2,721			2,438
Stockholders’ Equity	36,188			35,872

Total Liabilities and Stockholders’ Equity	$442,731			$436,010

Interest rate spread			3.65%			3.76%
Ratio of interest earning assets to interest bearing liabilities			121.72%			119.08%
Net interest income and net interest margin		$16,002	3.80%		$16,260	3.93%

(1)	No tax-equivalent adjustments are made, as the effect would not be material.
(2)	Includes Federal Reserve and Federal Home Loan Bank stock.
(3)	Includes non-accrual loans

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

Deposits, commercial reverse repurchase agreements, and lines of credit are the primary sources of the Bank’s funds for lending and investing activities. As of December 31, 2012 the Company’s deposit and repurchase agreement balances increased $5.8 million or 1.6% over December 31, 2011 balances. At December 31, 2012 the Company also had available both secured and unsecured lines of credit with the Federal Home Loan Bank and correspondent banks. Secondary sources of funds are derived from loan repayments and investment maturities. Loan repayments and investment maturities can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates, general market conditions and competition.

The Bank offers a variety of retail deposit account products to both consumer and commercial deposit customers. The Bank’s deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts and certificate of deposit accounts. The Bank also offers individual retirement accounts. Time deposits comprised 19.5% of the deposit portfolio at December 31, 2012. Core deposits, considered to be noninterest bearing and interest bearing demand deposit accounts, savings deposits and money market accounts, accounted for 80.5% of the deposit portfolio at December 31, 2012. Core deposits accounted for 77.7% of the deposit portfolio at December 31, 2011.

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

Jumbo certificates of deposit are accounts of $100,000 or more. These accounts totaled $38.0 million at December 31, 2012 and consisted principally of time certificates of deposit. The following table sets forth the amount and maturity of jumbo certificates of deposit at December 31, 2012:

Three Months or Less	Greater than Three Months to Six Months	Greater than Six Months to One Year	Greater than One Year	Total
(Dollars in thousands)

$10,013	$3,551	$4,472	$19,948	$37,984

Securities sold under agreements to repurchase represent transactions with customers for correspondent or commercial account cash management services. Securities underlying the repurchase agreements are maintained in the Company’s control. For the years ended December 31, 2012 and 2011, the average cost of these borrowings was 0.30% and 0.46%, respectively.

The Bank maintains a secured borrowing line with the Federal Home Loan Bank (FHLB) with the potential to draw up to $111.4 million, and may borrow up to $19.2 million under secured and unsecured lines established with correspondent commercial banks. In addition, the Bank has the ability to borrow directly from the Federal Reserve Bank discount window. At December 31, 2012, the Bank had advances outstanding of $35.0 million under the Federal Home Loan Bank’s convertible advance program and had no borrowings outstanding under its secured and unsecured lines of credit.

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

The following table summarizes the anticipated maturities or repricing of the Company’s interest earning assets and interest bearing liabilities as of December 31, 2012, and the Company’s interest sensitivity gap (i.e., interest earning assets less interest bearing liabilities). A positive gap for any time period indicates that more interest earning assets will mature or reprice during that period than interest bearing liabilities. The Company’s goal is to maintain a cumulative gap position for the period of one year or less of plus or minus fifteen percent in order to mitigate the impact of changes in interest rates on liquidity, interest margins and operating results. The actual results show the Bank to be negatively gapped cumulatively in the three to twelve month category.

The analysis presented below represents a modified gap position for interest sensitive assets and liabilities at December 31, 2012.

Interest Sensitivity Gap Analysis

December 31, 2012	Within Three Months	After Three but within Twelve Months	After One but within Five Years	After Five Years	Total
		(Dollars in thousands)
Assets
Interest bearing balances with banks	$38,175	$0	$0	$0	$38,175
Investment securities (1)	15,003	42,630	7,989	39,938	105,560
Loans (2) (3)	54,337	36,438	121,720	58,510	271,005

	$107,515	$79,068	$129,709	$98,448	$414,740

Liabilities
Interest bearing liabilities
NOW accounts (5)	$7,188	3,594	25,159	$0	$35,941
Money market accounts (5)	33,699	3,629	22,280	0	59,608
Savings accounts (5)	62,014	13,001	54,996	0	130,011
Certificates of deposit (4)	14,170	18,631	36,049	0	68,850
Commercial repurchase agreements	14,584	0	0	0	14,584
Long-term borrowings (6)	30,000	0	5,000	0	35,000
Junior subordinated debt	5,000	0	0	0	5,000

	$166,655	$38,855	$143,484	$0	$348,994

Interest sensitivity gap	($59,140)	$40,213	($13,775)	$98,448	$65,746
Cumulative interest sensitivity gap	($59,140)	($18,927)	($32,702)	65,746
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(14.26%)	(4.56%)	(7.88%)	15.85%

(1)	Net of Federal Reserve Bank, Federal Home Loan Bank stock and other equity investments, debt securities by call date.
(2)	Loans scheduled by contractual maturities.
(3)	Net of non-accrual loans of $9.9 million.
(4)	Certificates of deposits scheduled by contractual maturities.
(5)	NOW, savings and money market accounts are presented using decay rates and historical repricing patterns.
(6)	Long-term borrowings by call date

Investment Portfolio

At December 31, 2012, the Bank’s investment portfolio, which totaled $109.1 million, consisted primarily of U.S. Government Agency securities and mortgage-backed agency securities. Additionally, the Company owns $626,500 in stock of the Federal Reserve Bank of Richmond, $2.2 million in stock of the Federal Home Loan Bank of Atlanta (FHLB) and a $686,000 investment in a community development activity qualified mutual fund.

Investment decisions are made within policy guidelines established by the Board of Directors. It is the Bank’s policy to invest in non-speculative debt instruments, particularly debt instruments that are guaranteed by the U.S. Government or an agency thereof, to maintain a diversified investment portfolio which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level. The Bank’s investment policy designates the investment portfolio to be classified as “available-for-sale,” unless otherwise designated. At December 31, 2012, 100% of the investment portfolio was classified available-for-sale. The composition of securities at December 31 for each of the past five fiscal years was:

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Available for Sale
U.S. Agency	$70,368	$48,032	$53,761	$54,788	$47,297
State and Municipal	1,026	1,136	1,089	1,089	834
Mortgage-backed	34,166	37,725	40,828	61,415	32,035
Equity Securities	686	656	617	591	564

Total Securities	$106,246	$87,549	$96,295	$117,883	$80,730

The following table presents maturities and weighted average yields for investments in available-for-sale securities.

December 31, 2012

	Years to Maturity
	Within One Year		Within One Year to Five Years		Within Five to Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale
U.S. Agency	$1,015	2.00%	$28,595	0.98%	$35,059	1.42%
State and Municipal	0	0.00%	791	4.41%	235	2.75%
Mortgage-backed	0	0.00%	162	5.50%	3,544	2.88%

Total Debt Securities	$1,015	2.00%	$29,548	1.09%	$38,838	1.55%

	Greater than Ten Years
	Amount	Yield	Total
Available for Sale
U.S. Agency	$5,699	3.85%	$70,368
State and Municipal	0	0.00%	1,026
Mortgage-backed	30,460	3.57%	34,166

Total Debt Securities	$36,159	3.61%	$105,560

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

Analysis of Loans

The following table presents the composition of the loan portfolio over the previous five years:

As of December 31,

	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial loans	$44,422	15.8%	$47,683	16.4%	$51,359	18.3%	$59,900	21.2%	$53,366	19.9%
Real estate loans
Commercial	116,883	41.6%	114,883	39.5%	94,864	33.9%	82,168	29.2%	78,215	29.1%
Construction	33,319	11.8%	35,026	12.0%	33,534	12.0%	36,185	12.8%	28,381	10.6%
One to four-family (1)	47,873	17.0%	48,314	16.6%	52,960	18.9%	57,098	20.2%	66,964	24.9%
Home equity	31,650	11.3%	36,005	12.4%	36,697	13.1%	34,262	12.2%	27,072	10.1%
Consumer loans	7,061	2.5%	8,870	3.1%	10,664	3.8%	12,479	4.4%	14,422	5.4%

Total loans	281,208	100.0%	290,781	100.0%	280,078	100.0%	282,092	100.0%	268,420	100.0%

Less:
Unearned income	(331)		(315)		(162)		(134)		(204)
Allowance for credit losses	(6,317)		(7,182)		(6,853)		(7,926)		(4,123)

Net loans receivable	$274,560		$283,284		$273,063		$274,032		$264,093

(1)	Includes loans held for sale.

The Bank’s loan portfolio consists of commercial, commercial real estate, residential construction, one- to four-family residential mortgage, home equity and consumer loans. At December 31, 2012 the Bank’s loan portfolio totaled $281.2 million. All of the loans in the Bank’s portfolio are either adjustable-rate with terms to maturity of 30 days to 30 years or short- to intermediate-term fixed-rate loans.

The following table presents the maturity distribution of the loan portfolio:

As of December 31, 2012

	Due in One Year or Less	Due after One Year but before Five Years	Due after Five Years	Nonaccrual Loans	90 Days Past Due	Total
	(Dollars in thousands)
Commercial loans	$19,250	$14,181	$6,511	4,480	$0	$44,422
Real estate loans
Commercial	10,556	76,936	27,272	2,119	0	116,883
Construction	24,677	8,642	0	0	0	33,319
One to four-family	18,957	17,740	8,189	2,773	214	47,873
Home equity	15,703	522	15,030	395	0	31,650
Consumer loans	1,748	3,429	1,779	105	0	7,061

Total loans	$90,891	$121,450	$58,781	$9,872	$214	$281,208

	Due After One Year (1)
	Fixed Rate	Variable Rate	Total
Commercial loans	$16,006	$4,685	$20,691
Real estate loans
Commercial	70,116	34,092	104,208
Construction	8,642	0	8,642
One to four-family	14,895	11,035	25,930
Home equity	15,552	0	15,552
Consumer loans	2,105	3,103	5,208

Total loans	$127,316	$52,915	$180,231

(1)	Excludes nonaccrual and 90 day past due loans.

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

Commercial Real Estate Lending. The Bank originates adjustable-rate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings and retail facilities located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may generally be made in amounts up to 80-85% of the lower of the appraised value or sales price of the property, subject to the Bank’s current loans-to-one-borrower limit, which at December 31, 2012, was $6.7 million. These loans may be made with terms up to 30 years if owner occupied and are generally offered at interest rates which adjust annually or annually after an initial three-, five- or seven-year period in accordance with the prime rate, or the 3 and 5 year U.S. Constant Maturity Indices as reported in the Wall Street Journal. In reaching a decision whether to make a commercial real estate loan, the Bank considers the value of the real estate to be financed and the credit strength of the borrower and/or the lessee of the real estate project. The Bank has generally required that properties securing commercial real estate loans have debt service coverage ratios of at least 1.2:1.

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

At December 31, 2012, the Bank had construction loans, including land acquisition and development loans, totaling $33.3 million, or 11.8% of the Bank’s total loan portfolio, of which $2.6 million consisted of one- to four-family owner occupied construction loans, $7.1 million consisted of non-owner occupied construction loans and $23.6 million consisted of land acquisition and development loans. Construction loans are generally considered to involve a higher degree of credit risk than long-term financing of improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest. Also, the Bank assumes certain risks associated with the borrowers’ ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, the Bank may be faced with a project which, when completed, has a value that is insufficient to assure full repayment.

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

At December 31, 2012, one- to four-family residential mortgage loans totaled $47.9 million, or 17.0% of total loans. Of the one-to four-family mortgage loans outstanding at that date, $23.4 million were fixed-rate loans with terms of up to fifteen years with a balloon payment at the end of the term, and $24.5 million were adjustable-rate loans with terms of up to 30 years and interest rates which adjust annually from the outset of the loan or which adjust annually after a 3 or 5 year initial period in which the loan has a fixed rate. The interest rates for the majority of the Bank’s adjustable-rate mortgage loans are indexed to the one-year Treasury Constant Maturity Index. Interest rate increases on such loans are limited to a 2% annual adjustment cap with a maximum adjustment of 6% over the life of the loan.

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

Home Equity Lending. As of December 31, 2012, home equity loans totaled $31.6 million, or 11.3% of the Bank’s total loan portfolio. Fixed-rate, fixed-term home equity loans and adjustable rate home equity lines of credit are generally offered in amounts up to 80% of the market value of the security property. Home equity lines of credit are offered with terms up to twenty years. Of the $31.6 million in home equity loans, $15.7 million are fixed rate with terms up to 10 years. The remaining $15.9 million of the Bank’s home equity loans are adjustable rate and reprice with changes in the Wall Street Journal prime rate.

Consumer Lending. The Bank’s portfolio of consumer loans primarily consists of adjustable rate, personal lines of credit and generally fixed rate installment loans secured by new or used automobiles, new or used boats, and loans secured by deposit accounts. At December 31, 2012, consumer loans totaled $7.1 million or 2.5% of total loans outstanding. Consumer loans are generally originated in the Bank’s primary market area.

Provision for Credit Losses and Credit Risk Management

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions.

The Bank’s allowance for credit losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for credit losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The Bank estimates an acceptable allowance for credit loss with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on independent external loan reviews and regular internal reviews. The determination of the allowance for loan losses is based on a combination of the Bank’s historical loss and ten (10) qualitative factors for specific categories and types of loans. The combination of the loss experience factor and the total qualitative factors (“Total ALLL Factor”) is expressed as a percentage of the portfolio for specific categories and types of loans to create the inherent loss index for each loan portfolio. Individual loans deemed impaired are separated from the respective loan portfolios and a specific reserve allocation is assigned based upon Bank management’s best estimate as to the loss exposure for each loan. Each Total ALLL Factor is assigned a percentage weight and that total weight is applied to each loan category. The Total ALLL Factor is different for each loan type and for each risk assessment category within each loan type. Previously (in 2011) due to the Bank’s limited historical loss experience the loss experience factor was the greater of either the Bank’s historical loss experience or the peer group average historical loss experience.

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

Management believes this approach effectively measures the risk associated with any particular loan or group of loans. The Bank’s Board of Directors engages an independent loan review consultant to evaluate the adequacy of the Bank’s allowance for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to make additional provisions for estimated credit losses based upon judgments different from those of management. The Bank recorded a total provision for credit losses of $684,000 for the year ended December 31, 2012 and $2.2 million in 2011. The decrease in provision was primarily the result of a decrease in loan levels and applying the Bank’s historical loss percentages when calculating the allowance for credit losses compared to the use of peer data in prior years. The aggregate provision was based upon the results of quarterly evaluations using a combination of factors including the level of nonperforming loans, the Bank’s growth in total gross loans and the Bank’s net credit loss experience. Total gross loans decreased by $9.6 million for the year ended December 31, 2012. The Bank recorded charge-offs of $1.7 million on loans deemed uncollectible and recovered $170,000 on previously charged-off loans. As of December 31, 2012, the Bank’s allowance for credit losses was $6.3 million or 2.25% of total loans and 57.4% of nonperforming loans as compared to $7.2 million, or 2.47% of total loans and 102.3% of nonperforming loans as of December 31, 2011. The Bank had total nonperforming loans of $11.0 million at December 31, 2012 and $7.0 million at December 31, 2011, and nonperforming loans to total assets of 2.47% and 1.67% at December 31, 2012 and December 31, 2011, respectively.

The Bank places loans on a nonaccrual status after 90 days of not having received contractual principal or interest payments unless the loan is well secured and in the process of collection. In addition the Bank maintains a watch list of loans on a monthly basis that warrant more than the normal level of management supervision. At December 31, 2012 the Bank had approximately $25.5 million in watch list loans compared to $42.7 million at December 31, 2011.

At December 31, 2012 $9.9 million in loans were classified as nonaccrual compared to $6.2 million at December 31, 2011. Approximately 28.0% of the year-end nonaccrual total consisted of one- to four-family loans while commercial mortgages accounted for approximately 21.5% of the total. Home equity loans represented 4.0% of the total, consumer and installment loans accounted for 1.1% and commercial loans 45.4% of the total nonaccrual loans at December 31, 2012.

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

At December 31,

	2012		2011
	Amount	Loan Mix	Amount	Loan Mix
(Dollars in thousands)
Amount applicable to:
Commercial	$1,381	15.8%	$1,387	16.4%
Real estate
Commercial	2,177	41.6%	2,155	39.5%
One to four-family	1,770	28.3%	1,422	29.0%
Construction	714	11.8%	1,817	12.0%
Consumer	275	2.5%	401	3.1%

Total allowance	$6,317	100.0%	$7,182	100.0%

Analysis of Credit Risk

Activity in the allowance for credit losses for the two years ended December 31 is shown below:

	2012	2011

Total loans outstanding – at December 31 (1)	$280,877	$290,466
Average loans outstanding for the year	292,468	289,502

Allowance for credit losses at beginning of period	$7,182	$6,853

Provision charged to expense	684	2,190

Charge-offs:
Commercial loans	357	1,183
Real estate loans	896	810
Consumer and other loans	466	203

Total	1,719	2,196

Recoveries:
Commercial loans	50	19
Real estate loans	62	294
Consumer and other loans	58	22

Total	170	335

Net charge-offs	1,549	1,861

Allowance for credit losses at end of year	$6,317	$7,182

Allowance for credit losses as a percent of total loans	2.25%	2.47%
Net charge-offs as a percent of average loans	0.53%	0.64%

(1)	Net of deferred fees and costs.

Nonperforming Loans and Other Delinquent Assets

Management performs reviews of all delinquent loans. Management will generally classify loans as nonaccrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Company will recognize interest on nonaccrual loans only when received. As of December 31, 2012 and 2011, the Company had $9.9 and $6.2 million of nonaccrual loans, respectively. (See the previous discussion under the heading “Provision for Credit Losses and Credit Risk Management” for additional comments regarding nonaccrual loan activity.)

The Company considers a loan to be a troubled debt restructuring when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. The Company may consider granting a concession in an attempt to protect as much of its investment as possible.

The restructuring of a loan may include, but is not necessarily limited to: (1) the transfer from the borrower to the Bank of real estate, receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan (2) the issuance or other granting of an equity interest to the Company by the borrower to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt in to an equity interest (3) a modification of the loan terms, such as a reduction of the stated interest rate, principal, or accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, or (4) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement and (5) a reduction of accrued interest. The current outstanding balance of troubled debt restructurings as of December 31, 2012 included $925,000 of loans in accrual status and $1.7 million of loans classified as nonaccrual.

Property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as “real estate owned.” Personal property acquired through repossession will be classified as “repossessed assets.” Property acquired will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. As of December 31, 2012 the Company held $769,000 in real estate owned as a result of foreclosure. The Company held $1.2 million in real estate owned at December 31, 2011. Property held as the result of repossession totaled $337,000 at December 31, 2012 and $52,000 at December 31, 2011.

The following table shows the amounts of nonperforming assets at December 31 for the past five years.

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$4,480	$390	$2,107	$6,718	$292
Real estate	5,287	5,308	5,054	9,532	3,397
Consumer	105	484	630	517	604
Accrual loans – past due 90 days
Commercial	0	0	0	33	0
Real estate	214	0	598	0	2,005
Consumer	0	0	0	0	0
Restructured loans	925	856	0	0	0

Total nonperforming loans	11,011	7,038	8,389	16,800	6,298
Real estate owned	769	1,222	1,608	2,398	0
Repossessed assets	337	52	145	122	182

Total nonperforming assets	$12,117	$8,312	$10,142	$19,320	$6,480

Allowance for credit losses to total nonperforming loans	57.37%	102.03%	81.69%	47.18%	65.47%
Ratio of nonperforming loans to total loans	3.92%	2.42%	3.00%	5.96%	2.35%
Ratio of nonperforming assets to total assets	2.71%	1.88%	2.35%	4.35%	1.64%

Contractual Obligations

The Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date.

Payments due by Period	Total	Less than one year	One to three years	Three to five years	More than five years
	(Dollars in thousands)

Deposits with a stated maturity	$68,850	$32,801	$18,546	$17,503	$0
Long-term borrowings	35,000	0	5,000	15,000	15,000
Junior subordinated debentures	5,000	0	0	0	5,000
Operating lease obligations	9,199	301	1,138	1,135	6,625
Data processing contracts	1,005	485	520	0	0

	$119,054	$33,587	$25,204	$33,638	$26,625

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company had a wholly-owned statutory trust formed for the purpose of issuing junior subordinated debentures in the form of trust preferred securities. The statutory trust has not been consolidated with the holding company.

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

Capital Management

Total stockholders’ equity was $36.2 million at December 31, 2012, representing a decrease of $1.1 million or 3.1% from December 31, 2011. The decrease in stockholders’ equity during 2012 as compared to the same period in 2011 was attributable to the redemption of $4.1 million in Fixed Rate Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), and a decrease in other comprehensive income of $137,000 offset by net income of $3.1 million.

On January 30, 2009, the Company sold 8,152 shares of the Company’s Series A Preferred Stock, having a liquidation amount per share equal to $1,000, and a warrant to purchase 299,706 shares of the Company’s common stock, at an exercise price of $4.08 per share, to the Treasury under the CPP for a total purchase price of $8,152,000. On April 18, 2012, Annapolis Bancorp, Inc. (the “Company”) redeemed 4,076 shares of its Series A Preferred Stock for $4,076,000. On April 18, 2012, The Company redeemed 4,076 shares of its Series A Preferred Stock for $4,076,000 and on March 6, 2013, the Company redeemed the final 4,076 shares of its Series A Preferred Stock for $4,076,000.

Stockholder’s equity was also lowered by $264,000 in preferred stock dividends. Stock based compensation, stock purchases through the Company’s Employee Stock Purchase Plan and the exercise of options added $231,000 to the stockholder’s equity for the period ended December 31, 2012.

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

At December 31, 2012, the Company’s Tier 1 and Total Risk-based capital ratios were 12.7% and 13.9%, respectively. At December 31, 2011, the Bank’s Tier 1 and Total Risk-based capital ratios were 12.8% and 14.0%, respectively. The Bank was considered well-capitalized for regulatory purposes as of December 31, 2012. Designation as a well-capitalized institution under these regulations is not a recommendation or endorsement of the Company or the Bank by federal bank regulators.

See Note 18 of the Consolidated Financial Statements for more information on the Bank’s risk-based capital ratios.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed with this report:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2012 and 2011

Consolidated Statements of Income – For the years ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income – For the years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity – For the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows – For the years ended December 31, 2012 and 2011

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

Report on Internal Control Over Financial Reporting

The management of the Company, including its Chairman and Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including its Chairman and Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

March 28, 2013

ANNAPOLIS BANCORP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Annapolis Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Annapolis Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annapolis Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 28, 2013

ANNAPOLIS BANCORP, INC.

Consolidated Balance Sheets ($000)

December 31,	2012	2011

Assets

Cash and due from banks	$1,920	$2,026
Interest bearing balances with banks	38,175	18,288
Federal funds sold and other overnight investments	0	26,583
Investment securities available for sale, at fair value	106,246	87,549
Federal Reserve Bank and Federal Home Loan Bank stock	2,864	2,992
Loans, less allowance for credit losses of $6,317 and $7,182	274,560	283,284
Premises and equipment, net	10,113	8,418
Accrued interest receivable	1,284	1,279
Deferred income taxes	2,264	2,617
Investment in bank owned life insurance	5,829	5,624
Prepaid FDIC insurance	873	1,198
Real estate owned	769	1,222
Other assets	1,489	490

Total assets	$446,386	$441,570

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$58,507	$56,664
Interest bearing	294,410	293,717
Securities sold under agreements to repurchase	14,584	11,344
Long-term borrowings	35,000	35,000
Guaranteed preferred beneficial interests in junior subordinated debentures	5,000	5,000
Accrued interest and dividends payable	184	219
Other liabilities	2,486	2,258

Total liabilities	410,171	404,202

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 5,000,000 shares; Series A, $1,000 per share liquidation preference, shares issued and outstanding 4,076 shares at December 31, 2012 and 8,152 shares at December 31, 2011, net of discount of zero and $6, respectively	4,076	8,146
Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,008,934 shares in 2012 and 3,958,293 shares in 2011	40	39
Warrants	234	234
Paid in capital	12,010	11,779
Retained earnings	19,001	16,179
Accumulated other comprehensive income	854	991

Total stockholders’ equity	36,215	37,368

Total liabilities and stockholders’ equity	$446,386	$441,570

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Income ($000 except per share data)

Years Ended December 31,	2012	2011
Interest and Dividend Income
Loans, including fees	$16,753	$17,157
Interest bearing balances with banks	39	21
Federal funds sold and other overnight investments	41	40
Mortgage-backed securities	1,080	1,404
U.S. Treasury securities and obligations of other U.S. Government agencies	859	1,111
State and municipal securities	42	44
Equity securities	102	80

Total interest and dividend income	18,916	19,857

Interest Expense
Certificates of deposit, $100,000 or more	532	563
Other deposits	1,019	1,658
Securities sold under agreements to repurchase	49	74
Interest on long-term borrowings	1,314	1,302

Total interest expense	2,914	3,597

Net interest income	16,002	16,260
Provision for credit losses	684	2,190

Net interest income after provision for credit losses	15,318	14,070

Noninterest Income
Service charges and fees on deposits	1,227	1,250
Mortgage banking fees	262	139
Other fee income	432	311
Net gain on sale of loans	0	166
Net (loss) gain on sale of real estate owned and repossessed assets	(5)	8
Loss on disposal of fixed assets	0	(32)

Total noninterest income	1,916	1,842

Noninterest Expense
Personnel	6,519	7,049
Occupancy and equipment	1,595	1,560
Data processing	840	847
Merger related expenses	546	0
Legal and professional fees	540	439
Marketing and advertising	333	348
FDIC insurance	343	440
Other operating expenses	1,592	1,880

Total noninterest expense	12,308	12,563

Income Before Income Taxes	4,926	3,349
Income Tax Expense	1,834	1,178

Net Income	3,092	2,171
Preferred Stock Dividend and Discount Accretion	271	490

Net Income Available to Common Shareholders	$2,821	$1,681

Basic earnings per common share	$0.71	$0.43
Average common shares outstanding before the effect of grants, options and warrants	3,976,754	3,949,717
Diluted earnings per common share	$0.68	$0.39
Average common shares outstanding with the effect of grants, options and warrants	4,120,895	4,261,423

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Comprehensive Income ($000)

For the years ended December 31, 2012 and 2011

	December 31,
	2012	2011

Net income	$3,092	$2,171
Unrealized net holding (losses) gains, on Available-for-sale portfolios, net of tax (benefit) of ($90) and tax expense of $453, respectively	(137)	695

Comprehensive income	$2,955	$2,866

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity ($000)

For the years ended December 31, 2012 and 2011

	Preferred Stock	Common Stock	Warrants	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE JANUARY 1, 2011	$8,063	$39	$234	$11,643	$14,499	$296	$34,774
Net income	0	0	0	0	2,171	0	2,171
Preferred stock dividends declared and discount accretion	83	0	0	0	(491)	0	(408)
Stock-based compensation	0	0	0	59	0	0	59
Issuance of restricted stock	0	0	0	55	0	0	55
Stock options exercised	0	0	0	14	0	0	14
Employee stock purchase plan	0	0	0	8	0	0	8
Unrealized gain on investment securities available for sale, net of income taxes of $453	0	0	0	0	0	695	695

BALANCE DECEMBER 31, 2011	8,146	39	234	11,779	16,179	991	37,368
Net income	0	0	0	0	3,092	0	3,092
Redemption of Series A Preferred Stock	(4,076)	0	0	0	0	0	(4,076)
Preferred stock dividends declared and discount accretion	6	0	0	0	(270)	0	(264)
Stock-based compensation	0	0	0	89	0	0	89
Stock options exercised	0	0	0	138	0	0	138
Employee stock purchase plan	0	1	0	4	0	0	5
Unrealized gain on investment securities available for sale, net of income tax benefit of ($90)	0	0	0	0	0	(137)	(137)

BALANCE DECEMBER 31, 2012	$4,076	$40	$234	$12,010	$19,001	$854	$36,215

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Consolidated Statements of Cash Flows ($000)

Years Ended December 31,	2012	2011
Cash Flows from Operating Activities
Net income	$3,092	$2,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	519	591
Provision for credit losses	684	2,190
Origination of loans held for sale	0	(8,186)
Proceeds from sale of loans held for sale	0	9,731
Stock-based compensation	89	114
Deferred income taxes	443	(141)
Earnings on life insurance policies	(205)	(182)
Amortization of premiums and accretion of discounts, net	280	305
Loss (gain) on sale of real estate owned	17	(18)
Gain on sale of loans held for sale	0	(166)
(Gain) loss on sale of repossessed assets	(12)	10
Loss on write-down and disposals of premise and equipment	0	231
(Increase) decrease in:
Accrued interest receivable	(5)	288
Prepaid FDIC insurance	325	441
Real estate owned	0	(34)
Repossessed assets	(20)	19
Other assets	(737)	485
(Decrease) increase in
Accrued interest payable	(35)	32
Accrued income taxes, net of taxes refundable	(28)	198
Deferred loan origination fees	16	153
Other liabilities	380	353

Net cash provided by operations	4,803	8,585

Cash Flows from Investing Activities
Proceeds from sales and maturities of securities available for sale	58,060	45,478
Purchase of securities available for sale	(77,137)	(35,846)
Net decrease (increase) in federal funds sold	26,583	(14,599)
Net increase in interest bearing certificates of deposit.	(19,887)	(1,432)
Net decrease (increase) in loans receivable	7,224	(13,943)
Proceeds from sale of repossessed assets	187	117
Proceeds from sale of real estate owned	795	385
Purchases of premises and equipment, net of disposals	(2,287)	(440)

Net cash used in investing activities	(6,462)	(20,280)

Cash Flows from Financing Activities
Net increase (decrease) in:
Time deposits	(9,406)	636
Other deposits	11,942	8,831
Securities sold under agreements to repurchase	3,240	(3,214)
Redemption of preferred stock	(4,076)	0
Proceeds from stock options exercised	138	14
Proceeds from issuance of common stock	5	8
Payment of preferred stock dividend	(290)	(408)

Net cash provided by financing activities	1,553	5,867

Net decrease in cash and cash equivalents	(106)	(5,828)
Cash and cash equivalents at beginning of year	2,026	7,854

Cash and cash equivalents at end of year	$1,920	$2,026

Supplemental Cash Flow Information
Interest paid, including interest credited to accounts	$3,214	$3,620
Income taxes paid	2,322	1,298
Non-cash investing activities
Transfers from loans to other assets and real estate owned	$800	$97

The accompanying notes are an integral part of these financial statements.

ANNAPOLIS BANCORP, INC.

Notes to Consolidated Financial Statements ($000 except share data)

For the years ended December 31, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies in the consolidated financial statements conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications have been made to the 2011 consolidated financial statements to conform with the 2012 presentation.

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

Loans Held for Sale

Beginning in 2008 and ending in mid-2011, the Company engaged in the sale of residential mortgage loans. Loans held for sale were carried at the lower of aggregate cost or fair market value. Fair market value was determined by secondary market quotations for similar instruments. Gains and losses on the sale of these instruments were recognized after the loans sold were no longer subject to recourse from the purchasers, which was generally 90 days. The gains are shown as a component of noninterest income in the Consolidated Statement of Income.

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

The components of the allowance for credit losses represent an estimation done pursuant to FASB guidance in Accounting Standards Codification (“ASC”) Topic 310 “Receivables,” and ASC Topic 450 “Contingencies.” The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The determination of the allowance for credit losses is based on a combination of the Bank’s historical loss experience plus ten (10) qualitative factors for specific categories and types of loans. Previously (in 2011) due to the Bank’s limited historical loss experience the loss experience factor was the greater of either the Bank’s historical loss experience or the peer group average historical loss experience. In 2012, the loss experience factor was solely based on a rolling eight quarter bank historical loss experience. The combination of the loss experience factor and the total qualitative factor (“Total ALLL Factor”) is expressed as a percentage of the portfolio for specific categories and types of loans to create the inherent loss index for each loan portfolio. Individual loans deemed impaired are separated from the respective loan portfolios and a specific reserve allocation is assigned based upon Bank Management’s best estimate as to the loss exposure for each loan. Each Total ALLL Factor is assigned a percentage weight and that total weight is applied to each loan category. The Total ALLL Factor is different for each loan type and for each risk assessment category within each loan type.

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

In December, 2011 FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – “Disclosures about Offsetting Assets and Liabilities.” ASU 2012-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

In February 2013 FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.,” The objective of the new guidance is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (“OCI”) by requiring entities to present in one place information about significant amounts reclassified and, in some cases, to provide cross references to related footnote disclosures. The amendments do not change the current requirements for reporting net income or OCI, nor do they require new information to be disclosed. The amendments should be applied prospectively and are effective for public entities in both interim and annual reporting periods beginning after December 15, 2012.

2. CASH AND DUE FROM BANKS

Banks are required to carry cash reserves of specified percentages of deposit balances. The Bank’s normal balances of cash on hand and on deposit with other banks are sufficient to satisfy these reserve requirements.

The Bank normally maintains balances with other banks that exceed the federally insured limit. The average balance maintained in excess of the limit, including federal funds sold to the same bank, was approximately $6.6 million.

3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2012
Available for sale
U.S. Government agency	$70,181	$251	$64	$70,368
State and municipal	961	65	0	1,026
Residential mortgage-backed securities	33,052	1,153	39	34,166
Other equity securities	643	43	0	686

	$104,837	$1,512	$103	$106,246

December 31, 2011
Available for sale
U.S. Government agency	$47,782	$306	$56	$48,032
State and municipal	1,077	59	0	1,136
Residential mortgage-backed securities	36,435	1,372	82	37,725
Other equity securities	618	38	0	656

	$85,912	$1,775	$138	$87,549

There were no sales of securities in 2012 and 2011.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2012 and 2011 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2012
(dollars in thousands)
U. S. Government Agency	$19,986	$64	$0	$0	$19,986	$64
Mortgage-backed securities issued by Government Agencies	1,798	0	0	0	1,798	0
Private mortgage-backed securities	0	0	1,339	39	1,339	39

	$21,784	$64	$1,339	$39	$23,123	$103

December 31, 2011
(dollars in thousands)
U. S. Government Agency	$16,044	$56	$0	$0	$16,044	$56
Private mortgage-backed securities	0	0	1,854	82	1,854	82

	$16,044	$56	$1,854	$82	$17,898	$138

The available-for-sale investment portfolio has a fair value of approximately $106.2 million at December 31, 2012 and $87.5 million at December 31, 2011. As of December 31, 2012, $70.4 million of the investment security portfolio were U.S. Government Agency securities, $1.0 million were state and municipal securities, $34.2 million were mortgage-backed securities and $686,000 were equity securities. Of the $34.2 million in mortgage-backed securities, $32.9 million were government agency issue while $1.3 million were private issue. As of December 31, 2011, $48.0 million were U.S. Government Agency securities, $1.1 million were state and municipal securities, $37.7 million were mortgage-backed securities, and $657,000 were equity securities. Of the $37.7 million in mortgage-backed securities, $35.8 million were government agency issue while $1.9 million were private issue. At December 31, 2012 $23.1 million or 21.9% showed an unrealized loss from the purchase price while $17.9 million or 20.4% showed an unrealized loss from the purchase price at December 31, 2011. As of December 31, 2012 $20.0 million or 86.6% of these securities were government agency bonds and $3.1 million or 13.4% were mortgage-backed securities. As of December 31, 2011 $16.0 million or 89.6% of these securities were government agency bonds and $1.9 million or 10.4% were mortgage-backed securities. As of December 31, 2012 and 2011 $1.3 million and $1.9 million, respectively of the mortgaged-back securities showing unrealized losses were private issue. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012. The unrealized losses shown in the table above are the result of market changes in interest rates since the original purchase.

The Company has used a variety of tools to analyze the contents of its security portfolio and at this time does not believe that the unrealized losses in the portfolio shown in the table above are other than temporary. At December 31, 2012 and 2011 mortgage-backed securities with a fair market value of $1.3 million and $1.9 million, respectively, carried bond ratings below investment grade. These securities were evaluated by an independent third-party consulting firm and were deemed by management not to be other-than-temporarily impaired at December 31, 2012 and 2011. The valuation uses an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity. At December 31, 2012, both securities were current on both principal and interest payments.

The amortized cost and estimated fair-value of securities by contractual maturities at December 31, 2012 are shown below. Actual maturities of these securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value

December 31, 2012
Due within one year	$1,000	$1,015
Due after one through five years	29,443	29,548
Due after five years	73,751	74,997
Equity securities	643	686

	$104,837	$106,246

At December 31, 2012 and 2011 investments available for sale with a carrying value of $14.6 million and $11.4 million, respectively, were pledged as collateral for certain government deposits and for other purposes as required by law.

4. LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The Bank’s loan portfolio consists of commercial, commercial real estate, residential construction, one- to four-family residential mortgage, home equity and consumer loans. The portfolio balances as of December 31, 2012 and 2011 are as follows:

	2012	2011

Commercial	$44,422	$47,683
Real estate
Commercial	116,883	114,883
Construction	33,319	35,026
One to four-family	47,873	48,314
Home equity	31,650	36,005
Consumer	7,061	8,870

	281,208	290,781

Deferred loan fees, net	(331)	(315)
Allowance for credit losses	(6,317)	(7,182)

	(6,648)	(7,497)

Loans, net	$274,560	$283,284

The maturity and rate repricing distribution of the loan portfolio is as follows:

	2012	2011

Repricing or maturing within one year	$93,910	$100,804
Maturing over one to five years	127,649	132,637
Maturing over five years	59,649	57,340

	$281,208	$290,781

The Company’s goal is to mitigate risks inherent in the loan portfolio. Commercial loans and loans secured by real estate make up the majority of the loan portfolio, accounting for 97.4% of the portfolio as of December 31, 2012 and 96.8% as of December 31, 2011. To mitigate risk, commercial loans are generally secured by receivables, inventories, equipment and other assets of the business. Personal guarantees of the borrowers are generally required.

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

The following table shows the allowance for credit losses and recorded investment in loans receivable for the years ended December 31, 2012 and 2011:

Allowance for Credit Losses and Recorded Investment in Loans Receivable

for the Years Ended December 31, 2012 and 2011

	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
2012
Beginning balance, December 31, 2011	$1,387	$3,972	$1,422	$401	$0	$7,182
Charge-offs	357	476	420	466	0	1,719
Recoveries	50	0	62	58	0	170
Provision	301	(605)	706	282	0	684

Ending balance, December 31, 2012	$1,381	$2,891	$1,770	$275	$0	$6,317

Period ending amount allocated to: Individually evaluated for impairment	$886	$634	$1,133	$97	$0	$2,750

Period ending amount allocated to: Collectively evaluated for impairment	$495	$2,257	$637	$178	$0	$3,567

Period ending amount: Loans acquired with deteriorating credit quality	$0	$0	$0	0	$0	$0

Loans individually evaluated for impairment	$5,293	$2,152	$3,600	$281	$0	$11,326

Loans collectively evaluated for impairment	$39,129	$148,050	$75,923	$6,780	$0	$269,882

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total

2011
Allowance for credit losses:
Beginning balance, December 31, 2009	$1,868	$3,205	$1,257	$523	$0	$6,853
Charge-offs	1,183	614	196	203	0	2,196
Recoveries	19	34	260	22	0	335
Provision	683	1,347	101	59	0	2,190

Ending balance, December 31, 2011	$1,387	$3,972	$1,422	$401	$0	$7,182

Period ending amount allocated to: Individually evaluated for impairment	$195	$731	$475	$161	$0	$1,562

Period ending amount allocated to: Collectively evaluated for impairment	$1,192	$3,241	$947	$240	$0	$5,620

Period ending amount: Loans acquired with deteriorating credit quality	$0	$0	$0	$0	$0	$0

Loans individually evaluated for impairment	$1,397	$2,444	$3,055	$485	$0	$7,381

Loans collectively evaluated for impairment	$46,286	$147,465	$81,264	$8,385	$0	$283,400

Nonaccrual loans totaled approximately $9.9 million and $6.2 million at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, $2.7 million and $1.6 million, respectively, of loan loss allowances were allocated to all loans classified as impaired.

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

The following table presents credit quality indicators:

Credit Quality Indicators

as of December 31, 2012 and 2011

(Dollars in thousands)

		Commercial Real Estate
	Commercial	Construction	Other
	2012	2012	2012
Risk Rating:
Pass	$36,954	$29,570	$99,883
Other Assets Especially Mentioned	1,592	1,908	14,111
Substandard	5,856	1,841	1,639
Doubtful	20	0	1,250
Loss	0	0	0

	$44,422	$33,319	$116,883

	Residential	Consumer
	2012	2012
Risk Rating:
Pass	$70,006	$6,517
Other Assets Especially Mentioned	4,850	322
Substandard	2,821	206
Doubtful	1,846	16
Loss	0	0

	$79,523	$7,061

(Dollars in thousands)

		Commercial Real Estate
	Commercial	Construction	Other
	2011	2011	2011
Risk Rating:
Pass	$41,899	$29,456	$102,495
Other Assets Especially Mentioned	2,181	2,432	$7,944
Substandard	3,571	1,986	3,194
Doubtful	32	1,152	1,250
Loss	0	0	0

	$47,683	$35,026	$114,883

	Residential	Consumer
	2011	2011
Risk Rating:
Pass	$78,402	$8,017
Other Assets Especially Mentioned	1,867	290
Substandard	2,632	348
Doubtful	1,418	215
Loss	0	0

	$84,319	$8,870

The following table presents an age analysis of past due loans receivable:

Age Analysis of Past Due Loans Receivable

As of December 31, 2012 and 2011

(Dollars in thousands)	30-59 Days Past Due	59-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Accruing
2012
Commercial	$913	$674	$4,450	$6,037	$38,385	$44,422	$0
Commercial Real Estate
Construction	2,617	0	0	2,617	30,702	33,319	0
Other	1,871	0	636	2,507	114,376	116,883	0
Residential	725	508	2,518	3,751	75,772	79,523	214
Consumer	197	0	91	288	6,773	7,061	0

	$6,323	$1,182	$7,695	$15,200	$266,008	$281,208	$214

2011
Commercial	$0	$32	$178	$210	$47,473	$47,683	$0
Commercial Real Estate
Construction	229	0	1,152	1,381	33,645	35,026	0
Other	482	0	0	482	114,401	114,883	0
Residential	687	0	1,972	2,659	81,660	84,319	0
Consumer	23	0	342	365	8,505	8,870	0

	$1,421	$32	$3,644	$5,097	$285,684	$290,781	$0

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

There were no loans classified as troubled debt restructuring that within the past twelve months has subsequently defaulted.

The following tables presents a summary of impaired loans for the years ended December 31, 2012 and 2011:

Impaired Loans

for the Year Ended December 31, 2012 and 2011

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2012
With no related allowance recorded
Commercial	$1,058	$1,058	$0	$1,317	$41
Commercial real estate	902	902	0	560	46
Residential real estate	439	439	0	896	0
Consumer	69	69	0	93	0

	2,468	2,468	0	2,866	87

With an allowance recorded
Commercial	$4,235	$4,235	$886	$1,259	$232
Commercial real estate	1,250	1,250	634	4,387	2
Residential real estate	3,161	3,161	1,133	3,328	80
Consumer	212	212	97	432	22

	8,858	8,858	2,750	9,406	336

Total
Commercial	$5,293	$5,293	$886	$2,576	$273
Commercial real estate	2,152	2,152	634	4,947	48
Residential real estate	3,600	3,600	1,133	4,224	80
Consumer	281	281	97	525	22

	$11,326	$11,326	$2,750	$12,272	$423

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2011
With no related allowance recorded
Commercial	$242	$242	$0	$950	$9
Commercial real estate	0	0	0	595	0
Residential real estate	1,074	1,074	0	1,472	47
Consumer	195	195	0	188	11

	1,511	1,511	0	3,205	67

With an allowance recorded
Commercial	$1,156	$1,156	$195	$700	$4
Commercial real estate	2,444	2,444	731	3,597	196
Residential real estate	1,981	1,981	475	1,681	63
Consumer	289	289	161	243	20

	5,870	5,870	1,562	6,221	283

Total
Commercial	$1,398	$1,398	$195	$1,650	$13
Commercial real estate	2,444	2,444	731	4,192	196
Residential real estate	3,055	3,055	475	3,153	110
Consumer	484	484	161	431	31

	$7,381	$7,381	$1,562	$9,426	$350

Interest income that would have been recorded under the original terms of nonaccrual loans and the interest actually recognized for the years ended December 31, 2012 and 2011 is summarized below:

	2012	2011
Interest income that would have been recognized	$744	$1,045
Interest income recognized	423	350

Interest income not recognized	$321	$695

The Bank lends to customers located primarily in Anne Arundel County and surrounding areas of central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Loans that were 90 days or more past due, including nonaccrual loans were $7.7 million at December 31, 2012 and $3.6 million at December 31, 2011.

Certain officers and directors (and directors’ companies which have a 10% or more beneficial ownership) have loans with the Bank. Such loans were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and are being repaid as agreed.

A summary of the activity of these loans follows:

	2012	2011
Beginning balance	$15,823	$10,279
Advances	2,155	2,463
Repayments	(9,253)	(2,265)
Change in officers and directors, net	0	5,346

Ending balance	$8,725	$15,823

The Company considers a loan to be a troubled debt restructuring when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. The Company may consider granting a concession in an attempt to protect as much of its investment as possible.

The restructuring of a loan may include, but is not necessarily limited to: (1) the transfer from the borrower to the Bank of real estate, receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan (2) the issuance or other granting of an equity interest to the Company by the borrower to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt in to an equity interest (3) a modification of the loan terms, such as a reduction of the stated interest rate, principal, or accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, or (4) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement and (5) a reduction of accrued interest. The current outstanding balance of troubled debt restructurings as of December 31, 2012 included $925,000 of loans in accrual status and $1.7 million of loans classified as nonaccrual. The following table presents a summary of loans that the Company considers to be troubled debt restructurings as of and for the twelve months ended December 31, 2012:

	Modifications as of and on December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings
Commercial	3	$840	$832
Commercial real estate	2	1,863	1,283
Residential real estate	3	453	411
Consumer	1	46	56

	9	$3,202	$2,582

	Number of Contracts	Recorded Investment

Troubled Debt Restructurings that Subsequently Defaulted
Troubled Debt Restructurings
Commercial	0	$0
Commercial real estate	0	0
Residential real estate	0	0
Consumer	0	0

	0	$0

	Modifications as of and on December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings
Commercial	3	$840	$840
Commercial real estate	2	1,863	1,298
Residential real estate	3	453	453
Consumer	1	46	46

	9	$3,202	$2,637

	Number of Contracts	Recorded Investment

Troubled Debt Restructurings that Subsequently Defaulted
Troubled Debt Restructurings
Commercial	0	$0
Commercial real estate	0	0
Residential real estate	0	0
Consumer	0	0

	0	$0

5. CREDIT COMMITMENTS

Loan commitments outstanding, unused lines of credit and letters of credit are as follows:

Dollars in thousands	2012	2011
Loan commitments and lines of credit
Commercial	$28,215	$30,413
Commercial real estate	13,683	8,928
Residential real estate	24,877	27,930
Consumer	531	702

	$67,306	$67,973

Letter of credit
Deposit secured	$894	$894
Other	1,727	1,362

	$2,621	$2,256

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

6. INVESTMENT IN BANK OWNED LIFE INSURANCE

In 2002, the Bank purchased single premium policies of Bank Owned Life Insurance (BOLI) amounting to $3,110,000. During 2010 an additional single premium policy in the amount of $1.0 million was purchased. The increase in cash surrender value was recorded as other noninterest income. The Bank recorded $205,000 in BOLI income for 2012 and $182,000 in 2011.

7. PREMISES AND EQUIPMENT

A summary of premises and equipment and the related depreciation is as follows:

	2012	2011

Land, land improvements and building	$6,330	$6,308
Leasehold improvements	4,700	3,123
Furniture, fixtures, and equipment	1,785	3,159
Construction in progress	588	635

	13,403	13,225
Accumulated depreciation	3,290	4,807

Net premises and equipment	$10,113	$8,418

Depreciation and amortization expense was $519,000 for 2012 and $591,000 for 2011. Capitalized interest totaled $15,000 for the year ended December 31, 2012. No interest was capitalized for the year ended December 31, 2011.

8. LEASE COMMITMENTS

Lease obligations will require minimum rent payments as follows:

Period	Minimum Rentals $(000)
2013	$301
2014	514
2015	624
2016	572
2017	563
Remaining years	6,625

$9,199

The leases generally provide for payment of property taxes, insurance and maintenance costs by the Company. The total rental expense for all real property leases was $412,000 and $339,000 for 2012 and 2011, respectively.

9. DEPOSITS

Major classifications of deposits are as follows:

	2012	2011
Demand, noninterest bearing	$58,507	$56,664
NOW accounts	35,941	32,915
Savings and Money Market accounts	189,619	182,546
Time deposits, $100,000 and over	37,984	47,836
Other time	30,866	30,420

	$352,917	$350,381

Time deposits mature as follows:

	2012	2011
Repricing or maturing within one year	$32,801	$47,108
Maturing over one to three years	18,546	21,631
Maturing over three to five years	17,503	9,517

	$68,850	$78,256

At December 31, 2012 and 2011 there were no time deposits with maturities in excess of five years.

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

The following table presents certain information for repurchase agreements:

	2012	2011
Balance outstanding, at year end	$14,584	$11,344
Average balance during the year	16,075	16,004
Average interest rate during the year	0.30%	0.46%
Maximum month-end balance	$22,849	$20,893

11. BORROWINGS

The Company had other long-term borrowings at December 31, 2012 and 2011 as follows:

	2012	2011
FHLB 2.85% Advance due March 2014	$5,000	$5,000
FHLB 3.04% Advance due November 2017, Callable February 2013	5,000	5,000
FHLB 3.19% Advance due December 2017, Callable March 2013	5,000	5,000
FHLB 3.42% Advance due December 2017, Callable March 2013	5,000	5,000
FHLB 3.50% Advance due January 2018, Callable January 2013	5,000	5,000
FHLB 3.11% Advance due January 2018, Callable January 2013	10,000	10,000

Total	$35,000	$35,000

Interest on these instruments is paid quarterly. FHLB advances are fully collateralized by pledges of loans. The Company has pledged under a blanket lien all qualifying residential and commercial mortgage loans under the borrowing agreement with the FHLB.

The Company had no short-term borrowings at December 31, 2012 and 2011.

12. GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On March 26, 2003, Annapolis Bancorp Statutory Trust I (“Statutory Trust I”), a Connecticut business trust formed, funded and wholly owned by the Company, issued $5,000,000 of variable-rate capital securities to institutional investors in a private pooled transaction. The variable rate on these securities adjusts quarterly based on the 90-day LIBOR rate plus 3.15%. The current rate is 3.46%. The proceeds were up-streamed to the Company as junior subordinated debt under the same terms and conditions. The Company then down-streamed $4,875,000 to the Bank in the form of additional capital. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities currently qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry a variable interest rate of 3.15% over the 90 day LIBOR, payable semiannually, with a non-call provision over the first five year period. Both the capital securities of Statutory Trust I and the junior subordinated debentures are scheduled to mature on March 26, 2033, unless called by the Company.

Interest expense on the trust preferred securities for the years ended December 31, 2012 and 2011 totaled $184,000 and $175,000, respectively.

13. PROFIT SHARING AND OTHER EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, for those employees who meet the eligibility requirements set forth in the plan. The plan does not require the Company to match the participants’ contributions. The Company’s contributions to the plan were $157,000 in 2012 and $166,000 in 2011.

The Company has entered into individual Supplemental Executive Retirement Agreements (SERAs) with certain of its executives. The SERAs are designed to provide certain post-retirement benefits to enable a targeted level of covered retirement income to be met and to provide certain death benefits. The Company is accruing the present value of these benefits over the remaining number of years to the executives’ retirement dates. Benefit accruals included in noninterest expense for 2012 and 2011 were $94,000 and $178,000, respectively.

In 2007 the Company created an Employee Stock Purchase Plan (“ESPP”) whereby under the terms of the ESPP an employee may purchase Annapolis Bancorp, Inc. common stock at a 5% discount of the market price at the end of a purchase period. During 2012 employees purchased 1,026 shares of common stock under the ESPP and in 2011 employees purchased 2,070 shares of common stock under the ESPP. The ESPP was terminated by the Annapolis Bancorp, Inc. Board of Directors effective October 31, 2012.

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

In May 2006, a new Company stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 200,000 shares of the Company’s common stock may be awarded under the direction of the Company’s Compensation Committee. The Compensation Committee, may in its discretion, grant the following types of awards: options, share appreciation rights, restricted shares, deferred shares and performance awards. During 2012, 16,268 restricted shares were granted under the terms of the plan.

The Company recognized $89,000 in stock-based compensation expense for the year ended December 31, 2012 and $114,000 in 2011. Stock-based compensation expense recognized in the consolidated statement of income for the years ended December 31, 2012 and 2011 reflects estimated forfeitures.

There were no options granted during 2012 and 2011.

Net cash proceeds from the exercise of stock options were approximately $138,000 and $14,000 for the years ending December 31, 2012 and 2011, respectively.

Stock option activity for the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options Outstanding
Outstanding, beginning of year	92,302	$7.22	124,270	$6.06
Granted	0	0.00	0	0.00
Exercised	(33,333)	4.14	(5,333)	2.64
Forfeited	(8,888)	9.30	0	0.00
Expired	0	0.00	(26,635)	2.74

Outstanding, end of year	50,081	$8.90	92,302	$7.22

Vested	50,081	$8.90	91,460	$7.21
Nonvested	0	0.00	842	8.77

Outstanding, end of year	50,081	$8.90	92,302	$7.22

Weighted average remaining contractual term in years		2.6		2.6

Total intrinsic value of options vested, end of year ($000)	$147		$0

The remaining options expire as follows:

Expiration Date	Weighted Average Exercise Price	Options Vested	Nonvested

2014	7.68	7,463	0
2015	9.24	32,368	0
2016	8.77	6,040	0
2017	8.77	4,210	0

		50,081	0

A summary of the status of the Company’s restricted share awards follows:

	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Restricted Shares

Outstanding, beginning of year	57,282	$3.86	68,384	$3.66
Granted	16,268	4.30	17,782	4.34
Vested	(16,282)	4.29	(28,884)	3.68
Forfeited	(13,662)	4.10	0	0.00

Outstanding, end of year	43,606	$3.84	57,282	$3.86

The aggregate intrinsic value in the table above represents the total pre-tax value (that is, the difference between the closing stock price on the last trading day in the year and the exercise price for those options in the money multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on the last trading day of the year. This amount changes based on the fair market value of the Company’s stock. The options that were vested as of December 31, 2012 had $147,000 of intrinsic value while the vested options had no intrinsic value at December 31, 2011.

As of December 31, 2012, there was no unrecognized compensation costs related to unvested options, while as of December 31, 2012, $27,000 of total unrecognized compensation costs related to restricted share units is expected to be recognized over a weighted average period of 1.1 years.

15. LINES OF CREDIT

The Bank is a member of the Federal Home Loan Bank system and has the potential to borrow up to an additional $76.4 million. If funded, this line is secured by one- to four-family residential and commercial mortgage loans held in the Bank’s portfolio. In addition, the Bank has available secured and unsecured lines of credit of $19.2 million at December 31, 2012.

16. PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. On January 30, 2009 the Company completed a transaction to participate in the Government sponsored Troubled Asset Relief Program which resulted in the Treasury purchasing 8,152 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at a value of $8.2 million. On April 18, 2012, The Company redeemed 4,076 shares of its Series A Preferred Stock for $4,076,000 and on March 6, 2013, the Company redeemed the final 4,076 shares of its Series A Preferred Stock for $4,076,000. The Series A Preferred Stock qualifies as Tier 1 Capital. The Series A Preferred Stock pays a dividend of 5% per annum; payable quarterly for five years then pays a dividend of 9% per annum thereafter. Dividends declared for the years ended December 31, 2012 and 2011 were $264,000 and $408,000, respectively.

17. INCOME TAXES

The components of income tax expense (benefit) are as follows:

	2012	2011
Current
Federal	$1,103	$1,072
State	288	246

	1,391	1,318
Deferred tax expense (benefit)	443	(140)

	$1,834	$1,178

The components of the deferred tax expense (benefit) are as follows:

	2012	2011
Provision for credit losses	$421	($17)
Deferred compensation	(25)	(47)
Depreciation expense	142	(79)
Deferred loan fees	(7)	(60)
Nonaccrual interest	(52)	91
Sale of loans	(14)	32
Sale of or disposal of fixed assets	(28)	(51)
Merger related	(39)	0
Other	45	(9)

Deferred tax expense (benefit)	443	($140)

The components of the net deferred tax assets are as follows:

	2012	2011
Deferred tax assets
Allowance for credit losses	$1,829	$2,250
Deferred compensation	564	539
Deferred loan fees	131	124
Nonaccrual interest	326	274
Property write-down	79	51
Merger related	39	0
Other	31	62

Total deferred tax assets	2,999	3,300
Deferred tax liabilities
Depreciation	179	37
Unrealized gain on securities available for sale	556	646

Total deferred tax liabilities	735	683

Net deferred tax asset	$2,264	$2,617

The differences between federal income taxes at statutory rates and the amount reported by the Company follow:

	2012		2011
	Amount	%	Amount	%
Income before income taxes	$4,926		$3,349

Taxes computed at the federal income tax rate	1,675	34.0%	$1,139	34.0%
Increases (decreases) resulting from
State income taxes, net of federal benefit	269	5.5%	184	5.5%
Nondeductible expenses	4	0.0%	4	0.1%
Nontaxable income	(114)	(2.3%)	(149)	(4.4%)

Income tax expense	$1,834	37.2%	$1,178	35.2%

18. CAPITAL STANDARDS

The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Company and the Bank as of December 31, 2012 and 2011 are as follows:

	Actual Amount	Ratio	Minimum Capital Adequacy Amount	Ratio	To be Well Capitalized Amount	Ratio

December 31, 2012
Total capital (to risk-weighted assets)
Company	$44,377	13.9%	$25,520	8.0%
Bank	$44,328	13.9%	$25,512	8.0%	$31,900	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$40,361	12.7%	$12,760	4.0%
Bank	$40,313	12.6%	$12,756	4.0%	$19,140	6.0%
Tier 1 capital (to average assets)
Company	$40,361	9.0%	$17,842	4.0%
Bank	$40,313	9.0%	$17,837	4.0%	$22,296	5.0%

December 31, 2011
Total capital (to risk-weighted assets)
Company	$45,464	14.0%	$25,909	8.0%
Bank	$45,107	13.9%	$25,905	8.0%	$32,381	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$41,377	12.8%	$12,954	4.0%
Bank	$41,021	12.7%	$12,952	4.0%	$19,429	6.0%
Tier 1 capital (to average assets)
Company	$41,377	9.4%	$17,675	4.0%
Bank	$41,021	9.3%	$17,675	4.0%	$22,094	5.0%

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

Impaired Loans. The Company does not report loans at fair value on a recurring basis, however from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment under the guidance of “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2012, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with the guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The following tables present information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements at December 31, 2012 Using
Description	Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investment Securities Available for Sale – Debt Securities
Issued by the U.S. Treasury and Government agencies	$70,368	$0	$70,368	$0	$0	$0
Issued by State and municipal	1,026	0	1,026	0	0	0
Mortgage-backed securities issued by Government agencies	32,827	0	32,827	0	0	0
Other debt securities	1,339	0	0	1,339	0	0

Total Debt Securities	$105,560	0	104,221	1,339	0	0

Investment Securities Available for Sale – Equity Securities
Mutual funds	686	0	686	0	0	0

Total Equity Securities	686	0	686	0	0	0

Total Assets Measured at Fair Value on a Recurring Basis	$106,246	$0	$104,907	$1,339	$0	$0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) – Roll Forward at December 31, 2012

Investment Securities Available for Sale – Debt Securities
Beginning Balance at December 31, 2011	$1,855
Transfers in to Level 3	0
Transfers out of Level 3	0
Unrealized Gains	43
Repayments	559

Ending Balance at December 31, 2012	$1,339

Level 3 securities include two private-label residential one to-four family mortgage backed securities. These 2005 senior tranches in a securitization trust were rated “Aa1 and Aaa” by Moody’s when purchased in 2005 and are currently rated “Baa1” and “Ca”, respectively. In 2010, these securities were transferred from a Level 2 classification to a Level 3 classification in recognition of the rating downgrade and continued market illiquidity for privately-issued securities. It is the Company’s policy to recognize transfers at the end of the reporting period. The Company engages the service of independent third party valuation professionals to estimate the fair value of these securities. The valuation is meant to be “Level Three” pursuant to FASB ASC Topic 820 – Fair Value Measurements and Disclosures. The valuation uses an expected cash flow model that includes assumptions related to prepayment rates, default trends, and loss severity. At December 31, 2012, both securities were current on both principal and interest payments and had a fixed weighted average coupon of 5.50%. One security had a weighted average remaining life of 1.2 years while the other had a weighted average remaining life of 0.2 years.

The following table details the Level 3 securities:

			Remaining Par Value	Current Rating
(in thousands)	Class	Coupon		Moody’s	Fitch

CWHL 2005-21	A13	5.5% Fixed	$45	Baa1	CC
WFMBS 2005-14	IA7	5.5% Fixed	1,333	Ca	A

We calculated fair value for the two securities by using a present value of future cash flows model, which incorporated assumptions as follows as of December 31, 2012 and 2011:

	at December 31, 2012
	Cumulative Default (1)	Weighted Average Life (2)	Modified Duration (3)	Yield (4)

CWHL 2005-21	11.63%	0.17 years	0.16 years	8.00%
WFMBS 2005-14	7.56%	1.19 years	1.06 years	8.00%

	at December 31, 2011
	Cumulative Default (1)	Weighted Average Life (2)	Modified Duration (3)	Yield (4)

CWHL 2005-21	15.15%	0.65 years	0.59 years	8.00%
WFMBS 2005-14	10.73%	2.10 years	1.80 years	8.00%

(1)	The anticipated level of total defaults from the issuer within the pool of performing collateral as of December 31, 2012 and 2011.
(2)	The average number of years that each dollar of principal remains outstanding.
(3)	The weighted average of present values for a series of cash flows which accurately indicates the average time until the cash flows are received.
(4)	The discount rate obtained from taking a sequence of cash flows and an estimated price.

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

The Company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The Company has not elected the fair value option for any financial assets or liabilities at December 31, 2012. Assets measured at fair value on a nonrecurring basis are included in the table below.

(in thousands)		Fair Value Measurements at December 31, 2012 Using
Description	Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Impaired loans
Commercial	$4,407	$0	$4,407	$0	$0	$0
Commercial real estate	1,518	0	1,518	0	0	0
Residential real estate	2,467	0	2,467	0	0	0
Construction	0	0	0	0	0	0
Consumer	184	0	184	0	0	0

Total impaired loans	8,576	0	8,576	0	0	0
Real estate owned	769	0	769	0	0	0
Other assets (repossessed assets)	337	0	337	0	0	0

Total Assets Measured at Fair Value on a Non Recurring Basis	$9,682	$0	$9,682	$0	$0	$0

(in thousands)		Fair Value Measurements at December 31, 2011 Using
Description	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Impaired loans
Commercial	$1,202	$0	$1,202	$0	$0	$0
Commercial real estate	995	0	995	0	0	0
Residential real estate	2,580	0	2,580	0	0	0
Construction	719	0	719	0	0	0
Consumer	323	0	323	0	0	0

Total impaired loans	5,819	0	5,819	0	0	0
Real estate owned	1,222	0	1,222	0	0	0
Other assets (repossessed assets)	52	0	52	0	0	0

Total Assets Measured at Fair Value on a Non Recurring Basis	$7,093	$0	$7,093	$0	$0	$0

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

	2012		2011
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Level 2 Inputs
Cash and due from banks	$1,920	$1,920	$2,026	$2,026
Interest bearing balances with banks	38,175	38,175	18,288	18,288
Federal funds sold and other overnight investments	0	0	26,583	26,583
Investment securities available for sale	104,907	104,907	87,549	87,549
Federal Reserve and Federal Home Loan Stock	2,864	2,864	2,992	2,992
Loans and loans held for sale, net	274,560	274,785	283,284	283,667
Accrued interest receivable	1,284	1,284	1,279	1,279
Bank owned life insurance	5,829	5,829	5,624	5,624
Real estate owned	769	769	1,222	1,222
Level 3 inputs
Other debt securities	1,339	1,339	1,855	1,855
Financial liabilities
Level 2 inputs
Noninterest-bearing deposits	$58,507	$58,507	$56,664	$56,664
Interest-bearing deposits	294,410	295,827	293,717	298,788
Securities sold under agreements to repurchase	14,584	14,584	11,344	11,344
Long-term borrowings	35,000	31,321	35,000	31,357
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	158	158	167	167

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

The carrying amount of junior subordinated debentures approximate the fair values at the reporting date.

21. EARNINGS PER SHARE

A summary of shares outstanding for basic and fully diluted earnings per share is as follows:

In thousands(000)	2012	2011

Weighted average shares outstanding, basic	3,977	3,950
Common stock equivalents	144	312

Average common shares and equivalents, fully diluted	4,121	4,262

Options and warrants outstanding excluded from above as they were antidilutive at December 31,	45	138

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED

	December 31,	September 30,	June 30,	March 31,
2012
Interest income	$4,443	$4,869	$4,796	$4,808
Interest expense	690	710	740	774
Net interest income	3,753	4,159	4,056	4,034
Provision for credit losses	378	29	110	167
Net income	236	1,111	921	824
Net income available to common shareholders	185	1,060	860	716
Comprehensive income	26	1,188	1,011	622
Earnings per common share – basic	0.05	0.27	0.22	0.18
Earnings per share common – diluted	0.04	0.26	0.21	0.18

2011
Interest income	$4,966	$5,004	$4,977	$4,910
Interest expense	835	887	943	932
Net interest income	4,131	4,117	4,034	3,978
Provision for credit losses	616	338	679	557
Net income	668	668	326	509
Net income available to common shareholders	546	545	203	387
Comprehensive income (loss)	601	1,145	840	159
Earnings per common share – basic	0.14	0.14	0.05	0.10
Earnings per share common – diluted	0.14	0.14	0.05	0.09

23. PARENT COMPANY FINANCIAL INFORMATION

The balance sheet and statements of income and cash flows for ANNAPOLIS BANCORP, INC. (Parent Company only) follow:

Balance Sheets

December 31,	2012	2011
Assets
Cash and due from banks	$72	$368
Investment in subsidiaries	41,322	42,166
Deferred income taxes and other assets	73	50

Total assets	$41,467	$42,584

Liabilities and Stockholders’ Equity
Junior subordinated debt	$5,155	$5,155
Accrued dividends	26	52
Other liabilities	71	9
Stockholders’ Equity
Preferred stock	4,076	8,146
Common stock	40	39
Warrants	234	234
Paid in capital	12,010	11,779
Retained earnings	19,001	16,179
Accumulated other comprehensive income	854	991

Total liabilities and stockholders’ equity	$41,467	$42,584

Statement of Income

Years Ended December 31,	2012	2011
Interest income	$0	$0
Interest expense	184	175

Net interest income	(184)	(175)

Equity in undistributed income of subsidiaries	(708)	1,802
Dividends from subsidiary	4,316	587

Total income	3,424	2,214

Noninterest expense
Compensation	24	59
Legal	97	36
Merger related expenses	435	0
Shareholder communications	116	90

Total expense	668	185

Income before income tax benefit	2,756	2,029
Income tax benefit	(336)	(142)

Net income	$3,092	$2,171
Preferred Stock Dividend and Discount Accretion	271	(490)

Net Income Available to Common Shareholders	$2,821	$1,681

Statements of Cash Flows

Years Ended December 31,	2012	2011

Cash flows from operating activities
Net income	$3,092	$2,171
Due to subsidiaries	0	(1)
Tax benefit (provided) received	33	7
Stock-based compensation	89	114
Undistributed net income of subsidiary	(3,608)	(2,389)
Net decrease in other assets and liabilities	5	(7)

Net cash used in operations	(389)	(105)

Cash flows from financing activities
Dividends received from Bank	4,316	587
Payment of dividends on preferred stock	(290)	(408)
Redemption of preferred stock	(4,076)	0
Proceeds from stock options exercised and
Employee Stock Purchase Plan	143	22

Net cash provided by financing activities	93	201

Net (decrease) increase in cash	(296)	96
Cash and equivalents at beginning of year	368	272

Cash and equivalents at end of year	$72	$368

24. ENTRY INTO AGREEMENT AND PLAN OF MERGER

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

The Merger Agreement provides that each outstanding share of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred”), unless repurchased or redeemed prior to the merger, will be converted into the right to receive one share of FNB preferred stock with substantially the same rights, powers and preferences as the TARP Preferred. The outstanding warrant (the “TARP Warrant”) to purchase the Company’s common stock, which was issued on January 30, 2009 to the United States Department of the Treasury, will be converted into a warrant to purchase FNB common stock, subject to appropriate adjustments to reflect the Exchange Ratio. Subject to the receipt of requisite regulatory approvals, the parties have agreed to use their best efforts to have the TARP Preferred either purchased by FNB or one of its subsidiaries, in which case it is expected to be extinguished upon consummation of the merger, or repurchased or redeemed by the Company. FNB also may elect to have the TARP Warrant purchased, redeemed or repurchased.

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

For more information about the proposed Merger and Merger Agreement, please see our Current Report on Form 8-K and 8-K/A, filed October 22, 2012 and October 23, 2012, respectively. Further information concerning the proposed Merger is included the Registration Statement on Form S-4 that FNB filed with the SEC on January 24, 2013, as amended and the definitive proxy statement that the Company filed with the SEC on February 27, 2013.

As discussed under “Legal Proceedings” on November 8, 2012, a purported stockholder of the Company filed a derivative complaint on behalf of the Company in the Circuit Court for Anne Arundel County, Maryland, captioned Andera v. Lerner, et al., Case no. 02C12173766, and naming as defendants the Company, The Company’s board of directors and FNB. The lawsuit makes various allegations against the defendants, including that the merger consideration is inadequate and undervalues the company that the director defendants breached their fiduciary duties to the Company in approving the Merger, and that FNB aided and abetted those alleged breaches. The lawsuit generally seeks an injunction barring the defendants from consummating the Merger. In addition, the lawsuit seeks rescission of the Merger Agreement to the extent already implemented or, in the alternative, award of rescissory damages, an accounting to plaintiff for all damages caused by the defendants and for all profits and special benefits obtained as a result of the defendants’ alleged breaches of fiduciary duties, and an award of the costs and expenses incurred in the action, including a reasonable allowance for counsel fees and expert fees.

On February 7, 2013, the plaintiff filed an amended complaint with additional allegations regarding certain purported non-disclosures relating to the proxy statement/prospectus for the pending merger filed with the SEC on January 23, 2013.

On February 22, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company, the Company’s board of directors and FNB, on the one hand, and the plaintiff, on the other hand, reached an agreement in principle to settle the action, and expect to memorialize that agreement in a written settlement agreement. As part of this agreement in principle, FNB and the Company have agreed to disclose additional information in the proxy statement/prospectus, including but not limited to certain information about the data that was analyzed and presented to the Company’s board of directors by the financial advisor, the engagement of the financial advisor and the negotiations process. No substantive term of the Merger Agreement will be modified as part of this settlement. The settlement set forth in the settlement agreement will be subject to court approval.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Exchange Act) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following provides information regarding current directors and executive officers of the Company as of December 31, 2012.

Directors:

Lawrence E. Lerner – Mr. Lerner, age 80, is a director of the Company since its inception. He was elected to hold office until the 2014 annual meeting of the Company or until his successor is elected and qualified or until the earlier of his resignation or removal. He has been active in real estate development in the Washington, D.C. metropolitan area for over 45 years. He has been involved in the development and construction of two regional shopping centers, several other commercial developments, and more than 2,800 apartment units. Mr. Lerner manages his real estate investments, comprised of various partnership interests in entities which own real estate. He has been a Director of the Bank since its inception. Mr. Lerner is the father of Richard M. Lerner, a Director of the Company and the Bank. The Company’s board of directors concluded that Mr. Lerner should serve as a director of the Company based on Mr. Lerner’s 45 plus years of managing his own real estate development company and over twenty years of service on the Company’s Board of Directors.

Richard M. Lerner – Mr. Lerner, age 53, has served as Chief Executive Officer of the Company since 1999 and became Chairman in 2001. He was elected to hold office until the 2013 annual meeting of the Company or until his successor is elected and qualified or until the earlier of his resignation or removal. He has also served as Chairman of the Bank since 1999. In 2002, Mr. Lerner was appointed President and Chief Executive Officer of the Bank. From 1984 to 1999, Mr. Lerner was President of White Flint Builders, Inc., in Bethesda, Maryland. Mr. Lerner earned a Masters in Business Administration from the A. B. Freeman School of Business at Tulane University in 1983. A resident of Annapolis, Mr. Lerner has been a Director of the Company and the Bank since their inception. Mr. Lerner currently serves as chairman of the boards of Hospice of the Chesapeake Foundation and the Foundation for Community Partnerships. He is the son of Lawrence E. Lerner, also a Director of the Company and Bank. The board of directors of the Company concluded that Mr. Lerner should serve as a director of the Company based on Mr. Lerner’s over twenty years of service on the Company’s Board as well as his experience as a business owner.

Debbie H. Gosselin – Ms. Gosselin, age 58 is a director of the Company since 2012. She was elected to hold office until the 2014 annual meeting of the Company or until her successor is elected and qualified or until the earlier of her resignation or removal. Ms. Gosselin is the President of Chesapeake Marine Tours, Inc. DBA Watermark Cruises, a position she has held since 1990. Watermark offers guided walking tours, sightseeing cruises on the Chesapeake Bay, private charter service, and water taxis in the Annapolis harbor. Ms. Gosselin, a resident of Annapolis is also president of Annapolis Landing Marina, is a member of the city’s Maritime Advisory Board, and has held leadership positions on the Maryland Tourism Council, the local chamber of commerce, and the city and county visitors’ bureau, among other groups. Ms. Gosselin has been a Director of the Bank since 2011. The Company’s board of directors concluded that Ms. Gosselin should serve as a director of the Company based on Ms. Gosselin’s experience in successfully managing her own local business, her experience serving as a member of other local boards and her knowledge of the Annapolis market.

Michael S. McHale – Mr. McHale, age 52 is a director of the Company since 2012. He was elected to hold office until the 2015 annual meeting of the Company or until his successor is elected and qualified or until the earlier of his resignation or removal. Mr. McHale is the President and CEO of Hospice of the Chesapeake, a position he has held since 2010. Mr. McHale provides executive leadership for Hospice of the Chesapeake’s team of 190 hospice professionals, as well as directs the organization’s advancement and strategic initiatives. Mr. McHale joined Hospice of the Chesapeake in 2007 as the Organization’s Chief Operating Officer. Prior to joining Hospice of the Chesapeake Mr. McHale was the Vice President of Business Development with Community Hospices in Washington D.C. A resident of Annapolis, Mr. McHale currently serves on the Maryland Governor’s

State Advisory Council on Quality at the End-of-Life and is a member of the Membership and Governance Committees for the National Hospice and Palliative Care Organization. Mr. McHale is also a current member of the Board of the Hospice and Palliative Care Network of Maryland. Mr. McHale has been a Director of the Bank since 2011. The Company’s board of directors concluded that Mr. McHale should serve as a director of the Company based on Mr. McHale’s successful management of a large health care organization as well as his experience serving as a member of other local boards.

Jeff W. Ostenso – Mr. Ostenso, age 44, is a director of the Company since 2012. He was elected to hold office until the 2013 annual meeting of the Company or until his successor is elected and qualified or until the earlier of his resignation or removal. He is the CEO of CPS//Gumpert, Inc., a position he has held since 1992. CPS// Gumpert, Inc. is a company that specializes in commercial printing, fulfillment, promotional items and wide format printing. A resident of Annapolis, Mr. Ostenso has served on the boards of GBAC Health Care, PGAMA and the Light House Shelter. Mr. Ostenso has been a Director of the Bank since 2011. The Company’s board of directors concluded that Mr. Ostenso should serve as a director of the Company based on Mr. Ostenso’s experience in managing a number of local small businesses he owns as well as his experience serving as a member of local boards.

Joseph G. Baldwin – Mr. Baldwin, age 49, is a director of the Company and the Bank since 2008. He was elected to hold office until the 2015 annual meeting of the Company or until his successor is elected and qualified or until the earlier of his resignation or removal. He is the President and CEO of Reliable Contracting Company, Inc., an Anne Arundel County-based site work and road and highway construction company. Mr. Baldwin was recognized with the 2007 Ernst and Young Entrepreneur of the Year® Award in the Construction and Contracting Services category. Mr. Baldwin has previously served on the Boards of the Community Bank of Maryland located in Bowie, Maryland and F&M Bank of Maryland headquartered in Bethesda, Maryland. The Company’s board of directors concluded that Mr. Baldwin should serve as a director of the Company based on Mr. Baldwin’s successful management of his own contracting company, his past experience serving as a director on other bank boards, and his five years of experience on the Company’s Board of Directors.

Walter L. Bennett, IV – Mr. Bennett, age 56, is a director of the Company since 2005. He was elected to hold office until the 2015 annual meeting of the Company or until his successor is elected and qualified or until the earlier of his resignation or removal. He is the President and owner of Skip Bennett Marine LTD, a company he founded in 1973. A resident of Annapolis, Mr. Bennett has been active in the marine trades in Anne Arundel County for 30 years. He currently owns and operates South River Marina in Edgewater, Maryland. Mr. Bennett is a current member and past president of the Washington Area Marine Dealers Association and a current member of the Marine Trades Association of Maryland. Mr. Bennett has been a Director of the Bank since 2005. The Company’s board of directors concluded that Mr. Bennett should serve as a director of the Company based on his successful ownership and management of a number of local marine trade businesses as well as his experience on other local boards and his eight years of experience on the Company’s Board of Directors.

F. Carter Heim – Mr. Heim, age 59, is a director of the Company since 2000. He was elected to hold office until the 2015 annual meeting of the Company or until his successor is elected and qualified or until the earlier of his resignation or removal. He is a Certified Public Accountant who has been in practice since December 1975 and is a past member of the board of directors of the American Institute of Certified Public Accountants and past President of the Maryland Association of CPAs. Mr. Heim is also currently Vice Chairman and a member of the board of directors of the Annapolis and Anne Arundel County Chamber of Commerce. Mr. Heim is President of HeimLantz, Professional Corporation. Mr. Heim has been a Director of the Bank since 2000. The Company’s board of directors concluded that Mr. Heim should serve as a director of the Company based on his successful ownership and management of his own CPA firm, as well as his 13 years of service on the Company’s Board of Directors. Mr. Heim’s experience as a past director of the Maryland Association of CPAs and the American Institute of Certified Public Accountants add to his experience base.

Richard E. Hug – Mr. Hug, age 77, is a director of the Company since 2009. He was elected to hold office until the 2015 annual meeting of the Company or until his successor is elected and qualified or until the earlier of his resignation or removal. He is the Chairman and CEO of Hug Enterprises, Inc., a firm specializing in business and real estate investment and consulting, an Annapolis based company Mr. Hug started in 1991. Prior to starting Hug Enterprises, Inc., Mr. Hug served as President, Chairman and Chief Executive Officer of Environmental Elements Corporation from 1983 until his retirement in 1995. Mr. Hug remained a director and Chairman Emeritus of Environmental Elements until its sale in 2006. Mr. Hug has previously served on the board of Maryland National Bank from 1986 to 1993 and has been active on the boards of the National Aquarium in Baltimore, the Kennedy Krieger Institute, the United Way of Central Maryland, the Duke University School of the Environment, Loyola University Maryland and has served as a regent on the University System of Maryland Board. Mr. Hug has been a Director of the Bank since May 2009. The Company’s board of directors concluded that Mr. Hug should serve as a director of the Company based on his three years of experience on the Company’s Board of Directors and his past experience on other boards including seven years as a director of Maryland National Bank from 1986 to 1993 and his success as an executive and business owner.

Clyde E. Culp, III – Mr. Culp, age 70, is a director of the Company since 2004. He was elected to hold office until the 2013 annual meeting of the Company or until his successor is elected and qualified or until the earlier of his resignation or removal. He is actively involved in building the Pusser’s Caribbean Grille restaurant brand presence in the U.S and is Chairman of the Board. Further, he is an investor in Duke and Kahn, LLC owner of bd’s Mongolian Grille, a 39-unit Asian stir-fry concept franchisor. Mr. Culp has an extensive background in hotel and restaurant management dating back to the 1970’s. Mr. Culp is a resident of Annapolis and serves on the boards of several non-restaurant companies. During the period from December 2006 to December 2008 Mr. Culp served on the board of Restaurant Acquisition Partners, Inc., a single purpose acquisition company. Mr. Culp has been a Director of the Bank since 2004. The Company’s board of directors concluded that Mr. Culp should serve as a director of the Company based on his years of serving in executive management roles for companies he has owned and operated as well as his nine years as a director of the Company.

Kendel S. Ehrlich – Ms. Ehrlich, age 51, is a director of the Company since 2007. She was elected to hold office until the 2013 annual meeting of the Company or until her successor is elected and qualified or until the earlier of her resignation or removal. She is an attorney and is a former First Lady of the State of Maryland. A resident of Annapolis, Ms. Ehrlich worked in various capacities at Comcast Cable between 1997 and 2007. Prior to joining Comcast, Ms. Ehrlich worked for five years as a prosecutor with Harford County, Maryland and for five years as a public defender with Anne Arundel County, Maryland. Ms. Ehrlich has served on various charitable boards including GBMC Hospital, Cystic Fibrosis of Maryland and the Maryland Woman’s Heritage Center. Ms. Ehrlich has been a Director of the Bank since 2007. The Company’s board of directors concluded that Ms. Ehrlich should serve as a director of the Company based on her years of experience on other high profile boards as well as her business acumen gained from her education and work place experience.

Stanley J. Klos, Jr. – Mr. Klos, age 60, became Vice-Chairman of the Bank in 2003 and has served as a Director of the Company and Bank since 1997. He was elected to hold office until the 2013 annual meeting of the Company or until his successor is elected and qualified or until the earlier of his resignation or removal. Mr. Klos has practiced law in Anne Arundel and Prince George’s Counties since 1977. He is currently a partner with the firm of Klos & Lourie, P.A. He is a member of the Maryland, District of Columbia, Anne Arundel County, and Prince George’s County Bar Associations. Mr. Klos, a resident of Arnold, is active in community affairs and serves on the board of directors of the Baltimore Washington Medical Center Foundation, and was a past board member of the Hospice of the Chesapeake, Inc. The Company’s board of directors concluded that Mr. Klos should serve as a director of the Company based on Mr. Klos’ 16 years of experience on the Company’s Board as well as the experience he has gained while being a managing partner in several local law firms.

Lawrence W. Schwartz – Mr. Schwartz, age 58 is a director of the Company since 1997. He was elected to hold office until the 2014 annual meeting of the Company or until his successor is elected and qualified or until the earlier of his resignation or removal. He is a certified public accountant who has operated CPA firms since 1984 and currently is a partner with PBGH, LLP, an accounting and business consulting firm. Mr. Schwartz has served since 1997 as an adjunct professor of accountancy at The George Washington University. Mr. Schwartz also serves on the board of First Virginia Community Bank. Mr. Schwartz has been a Director of the Bank since its inception. The Company’s board of directors concluded that Mr. Schwartz should serve as a director of the Company based on Mr. Schwartz’s 25 plus years of managing CPA firms as well as his educational experience and 16 years on the Company’s Board of Directors and his experience on the Bank’s Board of Directors since inception.

Ermis Sfakiyanudis – Mr. Sfakiyanudis, age 44, is a director of the Company since 2000. He was elected to hold office until the 2014 annual meeting of the Company or until his successor is elected and qualified or until the earlier of his resignation or removal. He presently serves as President and CEO of Cyber Reliant Corp. (“CRC”) an Annapolis-based Cyber Security firm. Mr. Sfakiyanudis has been with CRC since 2010. Prior to joining CRC, Mr. Sfakiyanudis was President and CEO of eTelemetry, Inc., a network monitoring and security technology firm, from 2005 until 2010. Mr. Sfakiyanudis is also a founding principal of Sigma Engineering, Inc. an Annapolis-based civil engineering firm. Mr. Sfakiyanudis has a Civil Engineering Degree from the University of Maryland and is a Maryland registered Professional Engineer. Mr. Sfakiyanudis is past Chairman of the Anne Arundel Economic Development Corporation. Mr. Sfakiyanudis has been a Director of the Bank since 2000. The Company’s board of directors concluded that Mr. Sfakiyanudis should serve as a director of the Company based on his experience as a business owner and his experience as a director on other high profile local boards. Mr. Sfakiyanudis also has 13 years of experience as a current Director of the Company.

The Board of Directors has determined that all of the current directors listed with the exception of Messrs. Lawrence E. Lerner and Richard M. Lerner are “independent” pursuant to Rule 4200 of The NASDAQ Stock Market (“NASDAQ”) regarding general independence of directors, which constitutes, as required, a majority of the Board. There are no arrangements or understandings between the Company and any person pursuant to which such person has been elected a director.

Executive Officers:

Patsy J. Houck – Ms. Houck, age 50, is Senior Vice President and Chief of Operations for the Bank, a position she has held since 2007. Previously, Ms. Houck was Senior Vice President and Manager of Branch Administration and Operations for the Bank for the period 2002 through 2007. Prior to joining the Bank in 1999, Ms. Houck held similar positions with Mellon Bank (MD).

Robert E. Kendrick, III – Mr. Kendrick, age 67, is Senior Vice President and Chief Credit Officer of the Bank, a position he has held since joining the Bank in 1999. Prior to joining the Bank, Mr. Kendrick held similar positions from 1967 through 1999 with Citizens National Bank of Laurel, Bank of Maryland, Sterling Bank & Trust Co. of Baltimore, and NationsBank.

Loretta J. Mueller – Ms. Mueller, age 49, is Senior Vice President and Chief Marketing Officer of the Bank, a position she has held since 2007. Ms. Mueller joined the Bank in 1990 and has held various positions with the Bank including Senior Vice President and Manager of Marketing and Branch Sales and Service for the period from 2003 through 2007.

Edward J. Schneider – Mr. Schneider, age 50, is Chief Financial Officer and Treasurer of the Company and Executive Vice President, Chief Financial Officer and Treasurer of the Bank, positions he has held since joining the Company and the Bank in 2009. Prior to joining the Company, Mr. Schneider was Senior Vice President and Controller of CitiFinancial (a division of Citigroup) from 2005 until 2009 with responsibility for accounting and corporate governance for the division’s consumer finance branch network in the United States, Canada and Puerto Rico.

Committees

The Company and the Bank have standing joint Audit and Compensation Committees. The Company does not have a standing Nominating Committee. The members of each of the named committees serve at the discretion of the Board of Directors.

The Audit Committee examines accounting processes, reviews financial disclosures and meets privately outside the presence of Company and Bank management with the independent registered public accountants to discuss internal accounting control policies and procedures. The Committee reports on such meetings to the Boards of Directors. The Committee selects the independent registered public accountants, reviews the performance of the independent registered public accountants in the annual audit and in assignments unrelated to the audit, and reviews the fees of the independent registered public accountants.

The Audit Committee operates under the written charter it has adopted, which is reassessed for adequacy on an annual basis and is available on our website at www.bankannapolis.com.

Messrs. Heim (Chairman), Culp and Schwartz currently serve as members of the Audit Committee. Messrs. Heim, Culp and Schwartz are “independent” pursuant to Rule 4200 of the NASDAQ regarding general independence of directors. None has ever been an employee of the Company or any subsidiary. The Audit Committee met eleven (11) times during 2012. The Board of Directors has determined that Mr. Heim and Mr. Schwartz are the “audit committee financial experts” as that term is defined in Item 407(d)(5) of Regulation S-K.

The Compensation Committee consists of Ms. Ehrlich (Chairman) and Messrs. Hug and Sfakiyanudis. The Committee reviews and determines salaries and other benefits for members of the Board of Directors and executive and senior management persons of the Company and its subsidiaries. The Committee determines which employees shall be granted stock options, the terms of such grants, and reviews incentive and other compensatory plans and arrangements. The Committee has delegated its authority to administer the Employee Stock Purchase Plan to Mr. R. Lerner and Ms. Margaret Faison, a Senior Vice President of the Bank. The Compensation Committee uses a variety of tools to determine appropriate salary increases and bonus payments including measurements of inflation, industry outlooks, outside compensation consultants and other experts for survey data and other information as it deems appropriate. All of the members of the Compensation Committee are “independent” pursuant to Rule 4200 of the NASDAQ regarding general independence of directors. The Compensation Committee met three (3) times during 2012. The Compensation Committee operates under the written charter it has adopted, which is reassessed for adequacy on an annual basis and is also available on our website at www.bankannapolis.com.

Nominees for election to the Board of Directors of the Company and the Bank are either selected or recommended for the Board’s selection by a majority of the independent members of the Board of Directors. The Board of Directors believes that the independent members of the Board of Directors can satisfactorily carry out the responsibility of properly selecting or approving nominees for the Board of Directors without the formation of a standing nominating committee. The independent members of the Board of Directors believe that there is a meaningful relationship between diverse boards and improved corporate financial performance. As such, when recommending a new member to the Board the independent members of the Board of Directors who participate in the consideration of director nominees take into consideration the diversification of the Board primarily as it relates to business experience. The independent members of the Board of Directors who participate in the consideration of director nominees select nominees whose experience and education cover a broad spectrum of service and industry relevant to our business needs. The nominees are selected with backgrounds and skills that relate strongly to the client base of the Company. The independent members of the Board of Directors who participate in the consideration of director nominees are Joseph G. Baldwin, Walter L. Bennett, IV, Clyde E. Culp, III, Kendel S. Ehrlich, F. Carter Heim, Richard E. Hug, Stanley J. Klos, Jr., Lawrence W. Schwartz and Ermis Sfakiyanudis. Pursuant to Rule 4200 of the NASDAQ regarding general independence of directors, all such board members are “independent.” As there is no standing nominating committee, the Company does not have a nominating committee charter in place. The independent directors met one (1) time during 2012 in their nominating capacity.

The independent directors will consider stockholder nominations submitted to them in writing in care of the Company if such nominations are timely submitted. To be considered timely, the nominations must be received at least thirty (30) but not more than sixty (60) days prior to the annual meeting if the Company has given at least forty (40) days prior notice of the meeting. Otherwise, such nominations should be submitted within ten (10) days of the Company first giving notice of the annual meeting. The written notice must set forth certain information specified in the Company’s Certificate of Incorporation. In light of the expected timing of completion of the Merger, we have postponed our 2013 annual meeting of stockholders and expect to have an annual meeting only if the merger is not completed.

In identifying and evaluating nominees for director, the Board considers diversity, among other factors and whether the candidate has the highest ethical standards and integrity and sufficient education, experience and skills necessary to understand and wisely act upon the complex issues that arise in managing a publicly-held company. To the extent the Board does not have enough information to evaluate a candidate, the Board may send a questionnaire to the candidate for completion in enough time for Board consideration. The Board will annually assess the qualifications, expertise, performance and willingness to serve of existing directors. Current members of the Board of Directors with skills and experience that are relevant to the Company’s business and/or unique situation who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective or skill set. If at this time or at any other time during the year the Board of Directors determines a need to add a new director with specific qualifications or to fill a vacancy on the Board, an “independent” director, pursuant to Rule 4200 of the NASDAQ, designated by the Board will then initiate the search. While conducting the search the “independent” director will utilize staff support, seek input from other directors and senior management, and consider any nominees previously submitted by stockholders. An initial slate of candidates satisfying the qualifications set forth will then be identified and presented to all independent directors. The independent directors will then prioritize the candidates and determine if other directors or senior management have relationships with the preferred candidates and can initiate contacts. To the extent feasible, all of the independent members of the Board of Directors will interview the prospective candidates. Evaluations and recommendations of the interviewers will be submitted to the whole Board for final evaluation. The Board will meet to consider such information and to select candidates for election or appointment to the Board

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers (as defined in regulations promulgated by the Securities and Exchange Commission (“SEC”) thereunder) and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of reports of ownership furnished to the Company, or written representations that no forms were necessary, to the Company’s knowledge no officer, director or greater than ten percent beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ended December 31, 2012.

Code of Ethics

On June 20, 2003, the Company’s Board of Directors adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. On February 17, 2013 the Company’s Board of Directors reaffirmed the code of ethics. The Code of Ethics for the Principal Executive Officer and the Senior Financial Officer has been posted on the Company’s internet website at www.bankannapolis.com.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The Company pays no Board or committee fees. Directors of the Bank received fees for each Board and committee meeting attended in 2012 in the amount of $425 per Board of Directors meeting, $325 per Audit Committee meeting and $250-$325 per other committee meetings. The Chairman of each Committee receives an additional $100 per Committee meeting attended. If a director elects to participate in a Board or Committee meeting via telephone then the standard meeting fee is reduced by $100. Each director, with the exception Mr. R. Lerner, also received an annual retainer of $5,000 paid in restricted share units of Annapolis Bancorp, Inc. stock that vested 100% as of January 27, 2012. Mr. R. Lerner received no fees for attendance at Board or committee meetings as he is a full-time employee of the Bank.

DIRECTOR COMPENSATION (1)

(a)	(b)	(c)	(d)	(e)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Joseph G. Baldwin	5,000	5,000	—	10,000
Walter L. Bennett, IV	3.300	5,000	—	8,300
Clyde E. Culp, III	7,400	5,000	—	12,400
Kendel S. Ehrlich	6,125	5,000	—	11,125
Debbie H. Gosselin	3,825	0	(2)	3,825
F. Carter Heim	9,800	5,000	—	14,800
Richard E. Hug	6,175	5,000	—	11,175
Stanley J. Klos, Jr.	5,000	5,000	(3)	10.000
Lawrence E. Lerner	4,425	5,000	—	9,425
Michael S. McHale	5,425	0	—	5,425
Jeff W. Ostenso	5,000	0	(4)	5,000
Lawrence W. Schwartz	7,175	5,000	—	12,175
Ermis Sfakiyanudis	5,753	5,000	—	10,753
Clifford T. Solomon	1,175	5,000	(5)	6,175

(1)	Mr. R. Lerner does not receive compensation as a director of the Company or the Bank.
(2)	Ms. Gosselin’s tour company received payments in 2011 totaling $6,367 for services rendered.
(3)	Mr. Klos’ legal firm received payments in 2011 totaling $56,462 for services rendered.
(4)	Mr. Ostenso’s printing company received payments in 2011 totaling $10,716 for services rendered.
(5)	Dr. Solomon resigned from the Boards of Directors of the Company and the Bank effective April 27, 2012.

Notes to Columns:

(b)	Directors’ earned fees for attending Bank meetings. No fees are paid for attending Company meetings. Fees were paid for all Bank Board of Directors meetings at a rate of $425 per meeting. Fees were paid for Committee meetings at a rate of $250 per meeting with the exception of Audit Committee meetings, for which fees were paid at a rate of $325 per meeting.
(c)	On January 28, 2011, each Director, with the exception of Directors R. Lerner,, Gosselin, McHale and Ostenso were granted a $5,000 retainer for services rendered in 2011 payable in restricted share units (“RSU”) that vested 100% on January 27, 2012. The number of RSUs granted to each Director was determined using the closing market price of the Company’s stock on February 18, 2011, which was $4.30 per share. The market value of the RSUs on the vesting date was $4.00 per share. The grant would have been forfeited if the Director left before the grant vested.

Executive Compensation

The Company’s and the Bank’s executive compensation program for our named executive officers (“NEOs”) is administered by the Compensation Committee of the Board of Directors. Our NEOs include our Chairman, President and Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and the next most highly compensated officer listed in the Summary Compensation Table.

The Compensation Committee is responsible for the strategic direction of the Company’s executive compensation structure including recommending cash compensation, incentive compensation, and equity based awards as an inducement to attract and retain qualified managers and employees and for plans in which most employees of the Bank participate, such as health and welfare plans and the 401(k) plan.

The Compensation Committee met in February, April and December of 2012 and the full Board met in October 2012 to review the Company’s executive compensation plans. The Committee determined that the Company’s executive compensation program does not encourage the NEOs to take unnecessary and excessive risks that threaten the value of the Company, and that no further changes to the program were required for this purpose.

In addition to the requirements under the Troubled Asset Relief Program (“TARP”) set forth above, the recently enacted American Recovery and Reinvestment Act of 2009 (the “ARRA”) contains a number of significant new limitations on executive compensation for TARP participants. The Compensation Committee has reviewed the new requirements and incorporated them into its executive compensation programs.

The Company’s Compensation Committee approved bonuses for executive management with the exception of Mr. R. Lerner who was not eligible for a bonus, ranging from 6.2% to 8.9% in 2012. The Board of Directors intends to continue to review the Company’s overall compensation program to determine what actions may be necessary to continue to fulfill its objectives while complying with these limitations. The Company has historically conservatively compensated its executive officers while maintaining key talent and has never engaged in the practice of using extravagant compensation packages or perquisites to reward executive officers. The Board of Directors intends to continue to apply these long-held philosophies in setting future compensation within the limits of the TARP and any other applicable regulations.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid by the Company or the Bank and earned by each of our NEOs for the fiscal year ended December 31, 2012.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	All Other Compensation $	Total $

Richard M. Lerner	2012	283,077	0	0	0	8,750	291,827
Chairman, President & CEO	2011	254,231	0	0	0	9,127	263,358
of the Company and Bank

Edward J. Schneider	2012	199,231	0	0	17,500	11,210	227,941
EVP of the Bank, Treasurer, Secretary	2011	182,692	0	0	10,000	9,427	202,119
& CFO of the Company & Bank

Robert E. Kendrick, III	2012	122,838	0	0	11,500	99,220	233,558
SVP & Chief Credit Officer	2011	126,692	0	0	6,500	94,026	227,218
of the Bank

Notes to Columns:

(c)	Base Salary – In general, base salaries for each NEO are established based on (1) technical expertise, (2) a salary grade and compensation range corresponding to the individual’s level of responsibility, (3) proven organizational performance, and (4) the competitive market. Each NEO is expected to achieve certain performance standards within his or her area of expertise including elements of leadership, job competency, regulatory adherence and strategic thinking to receive an annual merit salary increase. The Compensation Committee, with the input of the CEO, assesses the level of attainment of those standards for the purpose of granting annual merit-based salary increases for the other NEOs. The Compensation Committee with the input of the Board of Directors assesses the performance of the CEO for the purpose of determining and adjusting the CEO’s salary. Mr. Lerner, being an officer of the Company and Bank, receives no compensation as a director of the Company or the Bank.

(d), (e)	Stock Awards and Option Awards – The Company believes that the granting of stock options, restricted share unit awards, and other stock awards are an appropriate means to compensate NEOs by aligning their interests with those of the stockholders. The Company maintains three stock compensation plans, namely: (i) the 1997 Employee Stock Option Plan (the “1997 Plan”), (ii) the 2000 Stock Incentive Plan (the “2000 Plan”), and (iii) the 2006 Annapolis Bancorp, Inc. Stock Incentive Plan (the “2006 Plan”) which the shareholders of the Company approved on May 18, 2006. No future awards may be made under the 1997 and 2000 Plans. The 2006 Plan allows for up to 200,000 shares to be granted to directors, officers and employees.
(f)	Non-equity Incentive Plan Compensation – Awards are granted to NEOs on a discretionary basis although the Compensation Committee strongly considers, and has established guidelines based on, the extent to which the Company achieves annual performance objectives as established by the Board of Directors and the Compensation Committee. Performance objectives typically include the metrics derived from the Company’s operating plan including return on average assets (ROAA) and return on average equity (ROAE). A range of potential bonus awards are determined at the beginning of the year by the Compensation Committee and are accrued throughout the year. For the year ended December 31, 2012 the Company exceeded its Operating Plan goals and bonus awards were granted to employees eligible for such awards.
(g)	Other Compensation – Other Compensation includes retirement and welfare benefits. The Bank maintains a 401(k) plan which provides an employer matching contribution equal to $0.50 on the dollar up to 10% of an executive’s compensation or the maximum amount allowable by law. The amounts in column (g) in addition to the 401(k) plan match reflect for each NEO imputed income on group term life insurance coverage, and, for NEO Schneider and Kendrick imputed income of $1,133 and $92,503, respectively for 2012, on bank owned life insurance policies provided in connection with the Bank’s non-tax qualified supplemental executive retirement plan (“SERP”).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards					Stock Awards
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name Grant Date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, or units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Edward J. Schneider	April 2009	—	—	—	—	—	15,000	118,400	—	—
CFO									—	—

Robert E. Kendrick, III	May 2007	—	1,066	—	8.77	May 2014	—	—	—	—
		—	1,740	—	8.77	May 2015	—	—	—	—
		—	3,020	—	8.77	May 2016	—	—	—	—
		—	2,105	—	8.77	May 2017	—	—	—	—

(b)	All options listed above vest at a rate of 20% per year over the first five years of the ten-year option term. All options granted prior to December 31, 2006 have fully vested.

(c)	The options granted during 2007 to NEO Kendrick vested 20% for each year since the earnings event that determined the award beginning with results from the year ending December 31, 2003 through the year ending December 31, 2006. Options granted to NEO Kendrick fully vest as follows: those with an expiration date of May 2014 fully vested in May 2009; those with an expiration date of May 2015 fully vested in May 2010; those with an expiration date of May 2016 fully vested in May 2011; and those with an expiration date of May 2017 fully vested in May 2012.
(g), (h)	The deferred restricted share unit award of 25,000 shares granted in April 2009 to NEO Schneider vests ratably at 20% per year over the first five years of NEO Schneider’s employment with the Bank. Issuance of the shares is deferred until the fifth anniversary of NEO Schneider’s employment. The market value of the restricted stock units and restricted stock awards was $11.84 at December 31, 2012.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	(a)	(b)	(c)	(d)
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Richard M. Lerner	33,333	265,864	0	0

(c)	On November 29, 2012 R. Lerner exercised an option award totaling 33,000 shares at an exercise price of $4.144 per share. The market value per share, on the date of exercise, was $12.12 per share.

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS

Post-employment Severance and Change-in-Control Benefits – The following table sets forth the payments each of the NEOs is entitled to in the event of a termination of employment by reason of death, disability, termination without just cause, or change-in-control of the Company.

	Total amount payable upon termination of employment
(a)	(b)	(c)	(d)	(e)
Name	Death ($)	Disability ($)	Without Just Cause ($)	Change-in- Control ($)

Richard M. Lerner, CEO	250,000	72,000	0	0

Edward J. Schneider, CFO	2,211,137	436,670	0	568,170

Robert E. Kendrick, III	736,663	597,463	525,463	105,600

(b)	In the event of an NEO’s death, the NEO’s beneficiaries are eligible to receive the restricted stock awarded to the NEO as applicable. In the event of the death of Mr. Schneider or Mr. Kendrick, under the SERP, the NEO’s beneficiary will receive a split dollar benefit in the amount of 80% of the net at-risk life insurance portion of the death benefit. Additionally, the Bank provides insurance coverage of two times the NEO’s salary up to a maximum of $250,000.
(c)	In the event of the disability of the NEO, the NEO is entitled to receive the restricted stock awarded to the NEO as applicable, with the table reporting the value of the restricted shares at the December 31, 2012 price of $11.84 per share. The NEOs are also entitled to receive disability benefits under the Bank’s long-term disability insurance program.
(d)	In the event an NEO is terminated without just cause, the NEO is entitled to collect the vested balance in the Supplemental Executive Retirement Plan.
(e)	In the event of a termination of employment in connection with a change in corporate control, NEOs Schneider and Kendrick will receive a combination of the restricted stock awards, unvested restricted stock awards, one year’s base salary and the unvested balance in the Supplemental Executive Retirement Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Employee Stock Purchase Plan

On May 17, 2007 shareholders approved an Employee Stock Purchase Plan. Under the plan, which was effective July 1, 2007, eligible employees are able to purchase shares of the Company’s common stock through payroll deductions. Shares have a price equal to 95% of the fair market value on the purchase date (and could be as low as 85% per Code Section 423 rules). During 2012, 1,026 shares of common stock were purchased through the Employee Stock Purchase Plan. The Company’s Board of Directors terminated the Employee Stock Purchase Plan effective October 31, 2012 and any options outstanding under the Employee Stock Purchase Plan were automatically exercised on that date.

Stock Incentive Plans

The Company currently has three stock incentive plans. In April 1997, the Company’s 1997 Employee Incentive Stock Option Plan was approved by shareholders at the annual meeting. Under the 1997 plan, up to 177,777 shares of the Company’s common stock could be awarded under the direction of the Company’s Compensation Committee. Incentive stock options vest over a five year period. No additional awards may be made from this plan. During April 2000, the Company’s 2000 stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 355,554 shares of the Company’s common stock could be awarded under the direction of the Company’s Compensation Committee. Incentive stock options and grants vest over a five-year period. No additional awards may be made from this plan. In May 2006, a new Company stock incentive plan was approved by shareholders at the annual meeting. Under the plan, up to 200,000 shares of the Company’s common stock may be awarded under the direction of the Company’s Compensation Committee. The Compensation Committee may in its discretion grant the following types of awards: options, share appreciation rights, restricted shares, deferred shares and performance awards. During 2012, 16,268 restricted shares of common stock that vest on January 25, 2013 were granted under the terms of the 2006 Plan. During 2012, 33,333 options granted in prior years were exercised and 8,888 options were forfeited. Also during 2012 16,282 restricted shares vested and were issued, 5,000 deferred restricted share units vested and 13,662 restricted shares were forfeited. At December 31, 2012, the Company had a total of 50,081 options granted and outstanding and 43,606 restricted shares granted and outstanding. See Note 14 to the Consolidated Financial Statements for more information on the Company’s stock option plans.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows, as of December 31, 2012, information regarding securities authorized for issuance under equity compensation plans as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	393,393	$4.67	201,507
Equity compensation plans not approved by security holders	0	0.00	0

Total	393,393	$4.67	201,507

The Company sold a warrant to purchase 299,706 shares of common stock at a price of $4.08 per share to the Treasury on January 30, 2009.

Supplemental Executive Retirement Plan

The Company maintains a SERP for certain executives. The SERP is designed to supplement the benefits the executives can receive under the Bank’s 401(k) plan and social security. It is also designed to provide retirement benefits to the executives upon meeting defined age and service requirements. The benefit is payable for life. In the case of the executive’s termination of employment for any reason other than cause, the SERP provides for 50% vesting after five years from the date of employment, and 10% per subsequent year until fully vested. The Company maintains split dollar life insurance policies under the SERP for certain executives. In the event of the executive’s death, the executive’s beneficiary will receive a split dollar benefit in the amount of 80% of the net at-risk life insurance portion of the death benefit. The SERP also provides for annual credits to a liability reserve account. The reserve account is increased or decreased each year by the excess (if any) of the annual after-tax income from life insurance contracts purchased to fund the SERP over an opportunity cost calculated for each plan year. When the SERP benefit becomes payable, the amount accumulated in the reserve account is paid annually in equal installments to the executive over 15 years. NEOs Schneider and Kendrick participate in the SERP. There were no other deferred compensation plans available to the NEOs as of December 31, 2012.

Beneficial Ownership Information

The following table sets forth information regarding the beneficial ownership of Common Stock as of March 1, 2013, by each of the Company’s directors and named executive officers, as hereinafter defined, by each person known by the Company to own beneficially more than 5% of the Company’s voting securities, and by all the executive officers and directors of the Company as a group, including the number of shares beneficially owned by and percentage ownership of each such person as of that date. Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that owned more than 5% of the Company’s Common Stock as of March 1, 2013. The information is based upon filings made by such persons pursuant to the Securities Exchange Act of 1934.

Name and Address of Beneficial Owner	Number of Shares Owned (1)		Percent of Class
Directors and Officers

Joseph G. Baldwin 808 Homestead Lane Crownsville, MD 21032	9,856		0.24%

Walter L. Bennett, IV 327 Broad Creek Drive Edgewater, MD 21037	11,120		0.27%

Clyde E. Culp, III 1907 Hidden Point Road Annapolis, MD 21401	17,675	(2)	0.44%

Kendel S. Ehrlich 2016 Monticello Drive Annapolis, MD 21401	11,751		0.29%

Debbie H. Gosselin 10 Carvel Road Annapolis, MD 21409	7, 839		0.19%

F. Carter Heim 1842 Kimberwicke Place Annapolis, MD 21401	12,493		0.31%

Patsy J. Houck 12308 Farmfield Drive Monrovia, MD 21770	9,242		0.23%

Richard E. Hug 992 Stonington Drive Arnold, MD 21012	13,520		0.33%

Robert E. Kendrick, III 850 Thicket Court Odenton, MD 21113	12,787	(3)	0.31%

Stanley J. Klos, Jr. 76 Chautaugua Road Arnold, MD 21012	44,135		1.09%

Lawrence E. Lerner 2711 Washington Avenue Chevy Chase, MD 20815	1,617,278		39.84%

Richard M. Lerner 400 Beards Dock Crossing Annapolis, MD 21403	265,204		6.53%

Michael S. McHale 1137 St. Stephen‘s Church Road Crownsville, MD 21032	7,161		0.18%

Loretta J. Mueller 8010 Horicon Point Road Millersville, MD 21108	2,687		0.07%

Jeff W. Ostenso 3439 Hidden River View Road Annapolis, MD 21403	7,046		0.17%

Edward J. Schneider 9 Scottsdale Court Lutherville, MD 21093	30,000	(4)	0.62%

Lawrence W. Schwartz 10854 Country Pond Lane Oakton, VA 22124	39,831		0.98%

Ermis Sfakiyanudis 2813 Durmont Court Annapolis, MD 21401	10,341		0.25%

Executive Officers and Directors as a group (18 persons)	2,124,966	(5)	52.34%

Other Beneficial Owners
Neal R. Gross 1323 Rhode Island Avenue, NW Washington, DC 20005	308,087		7.59%

(1)	Information relating to beneficial ownership of Common Stock is based upon “beneficial ownership” concepts set forth in rules of the Securities and Exchange Commission under Section 13(d)3 of the Exchange Act. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power” which includes the power to vote or direct the voting of such security, or “investment power” which includes the power to dispose or to direct the disposition of such security. A person is deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities in which he has no beneficial interest. For instance, beneficial ownership may include spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations, or deferred compensation plans which are affiliated with the principal.
(2)	Includes options to purchase 8,888 shares of Common Stock which are exercisable within 60 days of March 1, 2013and are included with shares outstanding for the purpose of computing the percentage of outstanding Common Stock beneficially owned by Mr. Culp.
(3)	Includes options to purchase 7,931 shares of Common Stock which are exercisable within 60 days of March 1, 2013 and are included with shares outstanding for the purpose of computing the percentage of outstanding Common Stock beneficially owned by Mr. Kendrick.
(4)	Includes a grant of 20,000 restricted share units that have vested or will vest within 60 days of March 1, 2013 and are included with shares outstanding for the purpose of computing the percentage of outstanding Common Stock beneficially owned by Mr. Schneider.
(6)	Includes options to purchase and restricted share grants of 36,819 shares of Common Stock which are exercisable or vest within 60 days of March 1, 2013 and are included with shares outstanding of Common Stock for the purpose of computing the percentage of outstanding Common Stock beneficially owned by all directors and executive officers as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Bank has adopted a written policy which requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features.

The Company paid $6,119 and $6,367 in 2012 and 2011 respectively, to Watermark Tours, of which Director Gosselin is the owner. The Company paid $780 and $56,462 in 2012 and 2011 respectively, to the law firm of Klos & Lourie, P.A. (formerly Klos, Lourie and Leahy, P.A.) of which Director Klos is a partner. The Company paid $13,321 and $10,715 in 2012 and 2011 to CPS//Gumpert, Inc. of which Director Ostenso is the Chief Executive Officer.

Interests of the Company’s Directors and Executive Officers in the Proposed Merger

Directors and executive officers of the Company and the Bank have financial interests in the Merger. As described below, these interests include certain payments and benefits that may be provided to them upon completion of the Merger, including enhanced cash severance and continued medical, life and disability insurance benefits.

The dates and share prices used below to quantify these interests have been selected for illustrative purposes only. They do not necessarily reflect the dates on which certain events will occur and do not represent a projection about the future value of ANNB common stock.

Existing Change In Control Agreements. The Company and the Bank entered into a change in control agreement with Edward J. Schneider (effective March 11, 2009), Patsy Houck (effective December 12, 2007), Robert E. Kendrick, III (effective October 27, 1999), Margaret Theiss Faison (effective November 22, 1999) and Lori J. Mueller (effective December 12, 2007), which terms are effective so long as the executive officers remain employed at the Company or the Bank. The agreements provide for severance payments in the event employment with the Company and the Bank is terminated subsequent to a change in control of the Company if (i) following the change in control, the executive officer is not offered a position comparable to his current position at the Company or the Bank at his then current salary or (ii) following the change in control, the executive officer is terminated for a reason other than cause, disability, retirement or death. In either such event, the executive officer shall receive a lump sum cash severance payment amount equal to one (1) time the executive officer’s then current annual salary.

As set forth in the Merger Agreement, FNB has agreed to assume the payments contemplated in the change in control agreements but shall not make such change in control severance payments if the individual executive officer is offered a position at FNB or one of its subsidiaries and the executive officer accepts such position upon or prior to the closing of the merger. The table below sets forth the amount of the change in control severance payments to be paid to each executive officer if (A) he or she is not offered a position at FNB or one of its subsidiaries or (B) he or she declines to accept a position offered by FNB or one of its subsidiaries.

Executive Officer	Change in Control Severance Payment
Edward J. Schneider	$203,500
Patsy J. Houck	$140,800
Robert E. Kendrick, III	$105,600
Margaret Theiss Faison	$124,200
Lori J. Mueller	$104,500

Employment Agreement between Richard Lerner and FNB. In order to ensure assistance with a smooth transition of the operations of ANNB and its subsidiaries, FNB will enter into an employment agreement with the Company’s Chairman of the Board, President and Chief Executive Officer, Richard M. Lerner, at the closing of the Merger. Mr. Lerner will hold the title of Regional Chairman. The employment agreement has a one year term and requires Mr. Lerner to provide services to FNB as assigned by the Chief Executive Officer of FNB or his delegate.

Under the employment agreement, Mr. Lerner will receive annual compensation of $290,000, payable in 12 equal monthly installments. He will be entitled to the same health care benefits provided by FNB to similarly situated employees, and will be entitled to receive reimbursement for reasonable and necessary expenses incurred by him in connection with the performance of his duties under the employment agreement, so long as the expenditures comply with FNB’s expense reimbursement policies. Mr. Lerner will be eligible to receive an incentive bonus in the amount of $30,000 payable within 30 days after the first anniversary of the date of the employment agreement, if Mr. Lerner is an employee of FNB during the entire one year period beginning on the date of the employment agreement. FNB also agreed to pay Mr. Lerner severance if FNB terminates his employment for any reason other than “cause” or death, or if Mr. Lerner resigns for “good reason.” Under the employment agreement, “good reason” exists if: (A) FNB has materially breached its obligation to pay Mr. Lerner his annual compensation; (B) Mr. Lerner notifies FNB of the breach within 90 days after its initial existence; and (C) FNB fails to materially cure the breach within 30 days afterwards. The severance that would then be payable shall be equal to the greater of (1) Mr. Lerner’s compensation for the remainder of the one-year term, or (2) an amount equal to two weeks’ current salary for every year of service, inclusive of his prior service with ANNB Bank.

Summary of Golden Parachute Arrangements under the proposed Merger

The following table sets forth the aggregate dollar value of the various elements of compensation that each NEO would receive that is based on or otherwise relates to the Merger, assuming the following:

•	the Merger closed on February 21, 2013, the last practicable date prior to the date of these materials;

•	the employment of the named executive officers is terminated without cause immediately following the closing of the Merger on February 21, 2013.

Any changes in these assumptions or estimates would affect the amounts shown in the following table. Because all stock options held by the NEOs of the Company and the Bank are fully vested and all account balances held by the NEOs under our benefit plans are fully vested, the values associated with such vested stock options and vested account balances are not included in the following table.

Name	Cash (1)	Equity (2)	Non Qualified Deferred Compensation (3)	Total

Richard M. Lerner	$0	$0	$0	$0

Edward J. Schneider	203,500	294,250	68,670	566,420

Robert E. Kendrick, III	105,600	0	0	105,600

	$309,100	$294,250	$68,670	$672,020

(1)	The amounts listed in this column represent the total severance payments to be made to each NEO upon a change in control. In each case, the total payments shown for each of the NEO are attributable to a double-trigger arrangement (i.e., payment is conditioned upon the executive’s termination without cause or resignation for good reason concurrently with or subsequent to the change in control and during the term of the executive’s change in control). All amounts listed are as set forth in Messrs. Schneider’s and Kendrick’s employment letters or subsequent revisions thereto. See “Existing Change in Control Agreements” above.
(2)	In the event of a termination of employment in connection with change in control, Mr. Schneider’s restricted stock awards which total 25,000 previously issued restricted share units become fully vested under a double-trigger arrangement. As of the date of this annual report the unvested portion of the award consists of 10,000 restricted share units. As required by applicable SEC rules, the amount listed in this column was calculated based on a per share price of the Company’s common stock of $11.77 (the average closing market price of the Company’s common stock over the first five business days following the public announcement of the Merger on October 22, 2012).
(3)	If a NEO’s participation in a Supplemental Executive Retirement Plan has not already vested prior to a change in control, their participation will vest upon a change in control under a single-trigger arrangement. The amount set forth in this column represents the unvested plan balance as of December 31, 2012. Under the terms of the plan, the NEO will continue to accrue future retirement benefits generated on the investments made by the plan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Stegman & Company for the audit of Annapolis Bancorp’s annual consolidated financial statements for the years ended December 31, 2012 and December 31, 2011 and fees billed for other services rendered by Stegman & Company during those periods.

	Year ended December 31,
	2012	2011

Audit fees (1)	$80,543	$71,225
Audit related fees (2)	7,000	7,000
Tax fees (3)	7,400	7,150

Total fees	$94,943	$85,375

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review procedures in accordance with SAS 100 of Form 10-Q for the quarters ended March 31, 2012 and 2011, June 30, 2012 and 2011 and September 2012 and 2011 respectively, and services that are normally provided by Stegman & Company in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of fees billed for professional services rendered for the audit of the Company’s Employee Stock Purchase Plan for the years ended December 31, 2012, 2011 and 2010.
(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax return assistance and compliance, tax advice and tax planning and property and other tax return assistance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements of Annapolis Bancorp, Inc. have been included in Item 8.

2.	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Annapolis Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Annapolis Bancorp, Inc.**

3.3	Articles of Incorporation of BankAnnapolis***

3.4	Bylaws of BankAnnapolis***

4.0	Stock Certificate of Annapolis National Bancorp, Inc.*

4.1	Form of Stock Certificate for the Fixed Rate Cumulative Preferred Stock, Series A. *******

4.2	Warrant To Purchase 299,706 Shares of Common Stock Of Annapolis Bancorp, Inc. *******

10.1	Annapolis National Bancorp, Inc. Employee Stock Option Plan*+

10.2	Annapolis National Bancorp, Inc. 2000 Employee Stock Option Plan****

10.3	Annapolis Bancorp, Inc. 2007 Stock Incentive Plan*****

10.4	Form of Stock Option Award Agreement*****

10.5	Form of Restricted Share Award Agreement*****

10.6	Form of Deferral Election Agreement for Deferred Share Units*****

10.7	Annapolis Bancorp, Inc. 2007 Employee Stock Purchase Plan ******

10.8	Securities Purchase Agreement by and between the United States Department of the Treasury and Annapolis Bancorp, Inc. dated January 30, 2009*******

10.9	Agreement and Plan of Merger by and between Annapolis Bancorp, Inc. and F.N.B. Corporation dated October 22, 2012********

14.0	Code of Ethics++

23.0	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Certification Pursuant to 31 C. F. R. 30.15

99.2	Certification Pursuant to 31 C. F. R. 30.15

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.

++	Incorporated herein by reference to the Annual Report on Form 10-KSB for fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 25, 2005.

*	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, as amended, Commission File Number 333-29841, filed with the Securities and Exchange Commission on June 23, 1997.

**	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 23, 2008.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.

****	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2000 annual meeting, filed with the Securities and Exchange Commission on April 5, 2000.

*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, Commission File Number 333-136382, filed with the Securities and Exchange Commission on August 8, 2007.

******	Incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2007 annual meeting, filed with the Securities and Exchange Commission on April 13, 2007.

*******	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2009.

********	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 22, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ANNAPOLIS BANCORP, INC.

By:	/s/ Richard M. Lerner
Richard M. Lerner
Chairman and CEO

Date:	March 28, 2013

By:	/s/ Edward J. Schneider
Edward J. Schneider
Chief Financial Officer

Date:	March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates stated.

NAME	Title	Date

/s/ Richard M. Lerner	Chairman, Chief Executive Officer and Director (principal executive officer)	March 28, 2013
Richard M. Lerner

/s/ Edward J. Schneider	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 28, 2013
Edward J. Schneider

/s/ Joseph G. Baldwin	Director	March 28, 2013
Joseph G. Baldwin

/s/ Walter L. Bennett, IV	Director	March 28, 2013
Walter L. Bennett, IV

/s/ Clyde E. Culp, III	Director	March 28, 2013
Clyde E. Culp, III

/s/ Kendel S. Ehrlich	Director	March 28, 2013
Kendel S. Ehrlich

/s/ Debbie H. Gosselin	Director	March 28, 2013
Debbie H. Gosselin

/s/ F. Carter Heim	Director	March 28, 2013
F. Carter Heim

/s/ Richard E. Hug	Director	March 28, 2013
Richard E. Hug

/s/ Stanley J. Klos, Jr.	Director	March 28, 2013
Stanley J. Klos, Jr.

/s/ Lawrence E. Lerner	Director	March 28, 2013
Lawrence E. Lerner

/s/ Michael S. McHale	Director	March 28, 2013
Michael S. McHale

/s/ Jeff W. Ostenso	Director	March 28, 2013
Jeff W. Ostenso

/s/ Lawrence W. Schwartz	Director	March 28, 2013
Lawrence W. Schwartz

/s/ Ermis Sfakiyanudis	Director	March 28, 2013
Ermis Sfakiyanudis